Form 10-Q
period 1995-04-30
DAEDALUS ENTERPRISES INC
filed 1995-06-13
CIK 26537

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934           [FEE REQUIRED]

For the quarter ended April 30, 1995    Commission File Number 0-8193

                                         OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from -------- to --------


                             DAEDALUS ENTERPRISES, INC.
               (Exact name of registrant as specified in its charter)

               DELAWARE                             38-1873250
     (State or other jurisdiction                (I.R.S. Employer
   of incorporation or organization)            Identification No.)

            P.O. Box 1869
      Ann Arbor, Michigan 48106                    (313) 769-5649
 (Address of principal executive offices)  (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                                Yes (X)      No (  )

Number of shares outstanding of common stock, $.01 par value, as
of June 13, 1995:   514,913 shares

                           PART I - FINANCIAL INFORMATION

                     DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                  Nine Months Ended    Three Months Ended
                                       April 30,           April 30,
                                  1995        1994       1995      1994

Revenue-Standard Products      $ 225,840 $1,103,669    $85,042  $337,284
Revenue-Product Development    1,074,665  1,594,587    458,264   364,890
                               ---------  ---------    -------   -------
                               1,300,505  2,698,256    543,306   702,174
Other Income                       8,333      6,069      1,931     1,477
                               ---------  ---------    -------   -------
                               1,308,838  2,704,325    545,237   703,651
Cost and Expenses
  Cost of revenue - standard
    products                     154,533    413,121     67,493   107,112
  Cost of revenue - product
    development                  650,382  1,459,636    267,436   393,575
  Research and development       510,186    211,246     59,133    86,234
  Selling and administrative     956,906    859,487    260,963   278,824
  Interest                        57,506     24,537     24,911     9,965
                                --------  ---------    -------   -------
                               2,329,513  2,968,027    679,936   875,710
                               ---------  ---------    -------   -------
LOSS BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE       (1,020,675)  (263,702)  (134,699) (172,059)
Credit for Income Taxes -
   Note F                       (347,000)  (102,000)   (46,000)  (73,000)
                             -----------   ---------   --------  --------
LOSS BEFORE CUMULATIVE
CHANGE IN ACCOUNTING PRINCIPLE  (673,675)  (161,702)   (88,699)  (99,059)
Cumulative Change in
  Accounting Principle Net of
  Approximately $9,000 of Income
  Taxes - Note B                      0      22,187          0         0
                              ----------  ----------   --------- --------
                  NET LOSS    $(673,675)  $(139,515)  $(88,699) $(99,059)
                              ==========  ==========  ========= =========
Loss Per Share Before Change
  in Accounting Principle        $(1.31)     $(0.32)    $(0.17)   $(0.20)
Cumulative Effect of Change
  in Accounting Principle -
  Note B                           0.00        0.04       0.00      0.00
                                --------     -------    -------   -------
         NET LOSS PER SHARE      $(1.31)     $(0.28)    $(0.17)   $(0.20)
                               =========     =======    =======   =======
  DIVIDENDS DECLARED PER SHARE    $0.08       $0.15      $0.00     $0.08
                               =========     =======    =======   ======
Pro Forma Amounts Assuming the
  Change in Accounting Principle
  is Applied Retroactively
          NET LOSS            $(673,675)  $(161,702)  $(88,699) $(99,059)
                              ==========  ==========  ========= =========
          NET LOSS PER SHARE     $(1.31)     $(0.32)    $(0.17)   $(0.20)
                              ==========  ==========  ========= =========
The accompanying notes are an integral part of these condensed financial statements

                     DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                            April 30,        July 31,
                                              1995             1994
                                           (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents                 $ 79,938        $  163,158
  Accounts receivable, less allowance
    of $2,500                                140,500           661,427
  Unbilled accounts receivable - Note C      192,816           113,128
  Inventories - Note D                     1,373,510         1,111,637
  Income tax receivable                            0           223,946
  Deferred tax asset                         398,212            92,000
  Other current assets                        18,248            30,464
                                          ----------        ----------
                  TOTAL CURRENT ASSETS     2,203,224         2,395,760
Property and Equipment - Note E
  Land                                       177,131           177,131
  Building                                 1,432,661         1,432,661
  Machinery and equipment                  1,065,645         1,190,708
  Special equipment                          465,620           218,805
                                          ----------         ---------
                                           3,141,057         3,019,305
  Less accumulated depreciation           (1,688,005)       (1,573,470)
                                          -----------       -----------
                                           1,453,052         1,445,835
Other Assets                                 130,867           199,639
                                          -----------       -----------
                                         $ 3,787,143       $ 4,041,234
                                          ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Note payable to bank - Note G          $   882,000       $   125,000
  Accounts payable                           145,590            75,943
  Accrued contract costs                      22,950            87,850
  Compensation and related accounts          152,785           151,252
  Customer deposits                                0           156,099
  Accrued commission                           8,127            69,058
  Reserve for product warranties               5,002            90,425
  Other accrued liabilities                   56,515            41,183
  Current portion of long-term debt          290,661            36,857
                                           ---------           -------
                 TOTAL CURRENT LIABILITIES 1,563,630           833,667
Long-term Debt                                     0           278,422
Deferred Income Taxes                         99,000            99,000
Stockholders' Equity
  Common stock, $.01 par value
    Authorized--2,000,000 shares
    Issued and outstanding-- 514,913 shares
          July 31, 1994--511,533 shares)       5,149             5,115
  Additional paid-in capital               1,113,131         1,104,145
  Retained earnings                        1,006,233         1,720,885
                                           ---------         ---------
                                           2,124,513         2,830,145
                                           ---------         ---------
                                         $ 3,787,143       $ 4,041,234
                                         ===========       ===========
The accompanying notes are an integral part of these condensed financial statements

                     DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED

                                             Increase (Decrease) in Cash
                                                    Nine Months Ended
                                                        April 30,
                                                    1995         1994
Operating Activities
  Net loss before cumulative effect of
    change in accounting principal - Note B      $ (673,675)  $ (161,702)
  Adjustments to reconcile net income to net
    cash used in operating activities
      Depreciation                                  114,967      140,749
      Amortization of software                       64,317       74,489
      Net book value of special equipment
        transferred to inventory -Note E                  0      124,466
      Loss on disposal of property and equipment          0          129
      Decrease (increase) in accounts receivable*   441,239     (287,691)
      Increase in inventory*                       (261,873)    (100,148)
      Increase in deferred tax asset               (306,212)           0
      Decrease (increase) in income tax receivable  223,946      (78,133)
      Decrease in other assets                       16,671       13,871
      Decrease in accounts payable and accrued
        expenses*                                  (124,742)    (111,251)
      Increase (decrease) in customer deposits*    (156,099)     126,722
                                                   ---------    ---------
                 CASH USED IN OPERATING ACTIVITIES (661,461)    (258,499)

Investing Activities
  Purchase of property and equipment               (122,184)    (171,271)
  Investment in capitalized software                      0      (44,692)
                                                   ---------    ---------
                 CASH USED IN INVESTING ACTIVITIES (122,184)    (215,963)

Financing Activities
  Proceeds from revolving line of credit          2,087,000      580,000
  Payments on revolving line of credit           (1,330,000)    (580,000)
  Payments on long-term debt                        (24,618)     (28,165)
  Payments of dividends                             (40,977)     (76,189)
  Proceeds of stock issued pursuant to
    stock option and stock purchase plan              9,020        4,257
                                                 ----------     ---------
            CASH  PROVIDED  BY (USED IN)
            FINANCING ACTIVITIES                    700,425     (100,097)
                                                 ----------     ---------
Decrease in Cash                                    (83,220)    (574,559)
Cash and Cash Equivalents at Beginning of Year      163,158      918,019
                                                 ----------     ---------
           CASH AND CASH EQUIVALENTS AT END
           OF QUARTER                              $ 79,938     $343,460
                                                 ==========     =========
*Excluding effect of accounting change in the nine months ended April 30, 1994.

The accompanying notes are an integral part of these condensed financial statements.

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   April 30, 1995

Note A - Basis of Presentation

       The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information necessary to be in conformity with generally accepted accounting principles.

       Reference is made to the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for the year ended July 31, 1994.

       The results of operations for the nine and three months ended April 30, 1995 are not necessarily indicative of the results to be expected for the full year.

Note B - Revenue Recognition

       Effective August 1, 1993, the Company changed from completed component to cost incurred as a percentage of the total estimated cost as the method for determining percentage completion for revenue recognition on standard product contracts. The Company believes that, due to the increased complexity of its standard product contracts,percentage-of-completion, based on cost incurred as a percentage of total estimated cost, provides a better matching of revenue and earnings with the related economic activity of the Company.

       The cumulative effect of this accounting change at August 1, 1993 reduced the loss by $22,187 or $.04 per share for the nine months ended April 30, 1994.

Note C - Unbilled Accounts Receivable

       Unbilled accounts receivable represent the revenue recognized pursuant to standard system contracts and customer-funded product development contracts using the percentage-of-completion method but which are not yet billable under the terms of the contract. These amounts are billable based on contract terms either upon shipment of the items, presentations of invoices, or completion of the contract. The cost of such revenue is determined generally by separate job cost accounts and involves no deferral of cost. If the estimated total costs on any contract indicate a loss, the entire amount of the estimated loss is recognized immediately (see Note B).

Note D - Inventories

       Inventory includes work-in-process of approximately $770,000 and $518,000 as of April 30, 1995 and July 31, 1994, respectively. The remaining inventory consists of parts and subassemblies, both purchased and manufactured, that could be used in the manufacturing process or sold as spare parts.

Note E - Property and Equipment

       Property and equipment is stated at cost. Property and equipment is depreciated over the useful life by the straight-line method for financial reporting purposes. Machinery and equipment includes construction-in-progress, relating to a multispectral scanner, at July 31, 1994 in the amount of approximately $143,000.

       Special equipment consists of equipment manufactured by the Company and includes direct manufacturing costs and overhead. Such equipment which is used in manufacturing or research activities of the Company is normally offered for sale by the Company. Therefore, revenue from the sale of such equipment is included in sales and the depreciated cost is in cost of sales. During the nine month period ended April 30, 1994, the Company transferred to work-in-process one such system with a cost of approximately $124,000.

Note F - Income Taxes

       The Company's provision for income taxes for the periods ended April 30, 1995 and 1994 was determined using the Company's estimated annual effective rate. The difference in fiscal 1994 between the Company's effective rate and the statutory rate of 34% is primarily due to the tax benefit of a foreign sales corporation.

Note G - Revolving Credit

       On April 30, 1995, the Company had a $3,000,000 line of credit with a bank, bearing interest at one-half percent above the bank's prime rate. The Company had an outstanding balance under this line of credit of approximately $882,000 with an additional $79,420 of the line reserved to support an existing standby letter of credit. The outstanding balance was $125,000 at July 31, 1994.

       On November 30, 1994, the Company and the bank amended the line of credit agreement with availability on the $3,000,000 line subject to a formula. The formula is $1,120,000 plus 75% of qualified accounts receivable and 50% of qualified unbilled accounts receivable. As of April 30, 1995, the total availability, pursuant to the formula, is approximately $1,332,000. The line of credit includes certain covenants, some of which require the Company to maintain certain tangible net worth amounts, which increase over the life of the contract, and a certain liquid asset ratio. As of April 30, 1995, the bank has waived the Company's noncompliance with the tangible net worth and liquid asset to current liabilities covenants in the Company's line of credit resulting from the loss in the third quarter of fiscal 1995. The Company's next covenant measurement date is July 31, 1995.

Note H - Earnings Per Share

       The computation of net earnings per share is based on the weighted average number of shares of common stock outstanding during the nine and three month periods ended April 30, 1995 and 1994. The weighted average number of shares used in the computation was 512,739 and 505,602 for the nine months ended as of April 30, 1995 and 1994, respectively, and 514,097 and 505,856 for the three months ended as of April 30, 1995 and 1994, all of which were issued and outstanding. No adjustments were made to either net loss or the number of shares outstanding in calculating earnings per share as such adjustments would have been antidilutive.

       There was no material difference between primary and fully diluted earnings per share for the periods ended April 30, 1995 and 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

       The Company manufactures products for, and performs development projects in, the field broadly described as "remote sensing". The principal products manufactured by the Company are airborne imaging systems which are installed in aircraft for acquisition of data on environmental parameters. A principal application of the Company's remote sensing products has been the measurement of environmental parameters in support of pollution control programs and environmental impact studies.

       The Company is also engaged in customer-funded projects for the development of advanced equipment in the remote sensing field. Some of these projects may lead to the incorporation of newly developed technology into existing or future product lines. These two portions of the business are conducted by the same pool of personnel using the same equipment and operating space and constitute a single industry segment.

       The margins associated with these two portions of the business are different, with standard products generally having higher margins than customer-funded development projects. Standard product revenues are generally of high dollar value, with each contract representing a substantial portion of total sales each year. Therefore, the timing of the receipt of a standard product sales contract as well as the related manufacturing endeavor can have a material impact on a quarter-to-quarter or year-to-year comparison of the Company's results of operations. Most standard product sales contracts and some customer-funded product development contracts are also accompanied by a significant deposit. Therefore, the timing of the contract receipt can have a material impact on the Company's cash flow. The results for the remainder of fiscal 1995 will be largely dependent upon the receipt and the timing of the receipt of potential contracts currently under discussion. See "Business Development - New Orders and Backlog".

Operating Revenue

       Both standard product and product development revenue for the nine months ended April 30, 1995 were substantially less than that for the comparable period of fiscal 1994 due to reduced backlog at the beginning of fiscal 1995 and delays in booking new standard product contracts. Customer-funded product development revenue decreased in the nine months ended April 30, 1995 as compared to the same period of fiscal 1994 for the same reasons. Customer-funded product development revenue increased in the quarter ended April 30, 1995 as compared to the same quarter of fiscal 1994 due primarily to the low level of standard product workload allowing the Company to focus additional resources on customer-funded product development revenue in the three months ended April 30, 1995.

       Approximately $795,000 and $264,000 of the standard product revenue earned in the nine months and quarter ended April 1994 was related to a contract on which the Italian customer eventually defaulted in late fiscal 1994 (the "Defaulted Contract"). As was the case in the first nine months of fiscal 1994, the majority of the revenue earned in the first nine months of fiscal 1995 was attributable to contracts received prior to the beginning of the fiscal year. See "Business Development - New Orders and Backlog".

       The level of the Company's revenues and profits has historically fluctuated from quarter-to-quarter and from year-to-year as the majority of its revenue is derived from a small number of high dollar value equipment sales to a relatively small number of customers. Such fluctuations are normal given the Company's reliance on a small number of high value contracts for the majority of its revenue. See "Business Development - Growth Plan", but current levels of revenue are not adequate to sustain the Company, see "Business Development - New Orders and Backlog" and "Liquidity and Sources of Capital".

Standard Product vs. Customer-Funded Product Development Revenue and Margins

       Standard product revenue declined substantially in the three and nine month periods ended April 30, 1995 as compared to the same periods of fiscal 1994 due to the low level of standard product orders in the Company's backlog at the beginning of fiscal 1995 and the low level of standard product orders received in the first nine months of fiscal 1995. Standard product margins decreased significantly due to the lack of any major standard product contracts in fiscal 1995. Approximately $795,000 of standard product revenue and $233,000 of standard product cost of revenue during the first nine months of fiscal 1994 were related to the Defaulted Contract. See "Business Development - New Orders and Backlog" for a further discussion of this contract. Standard product contracts generally have a much higher margin than product development contracts. Therefore, it is a goal of Management to increase the percentage of revenue derived from standard product contracts. Another goal of management is to develop new products that will reduce the fluctuations in standard product revenue between periods while increasing the Company's profits. See "Business Development - Growth Plan".

       Customer-funded product development revenue generated 83% and 84% of operating revenue during the nine and three month periods ended April 30, 1995, respectively, as compared to 59% and 52% of operating revenue during the comparable periods of fiscal 1994, respectively, but declined overall by 33% in the first nine months of fiscal 1995 due to the low level of backlog at the beginning of the fiscal year and the low level of product development orders received in the first nine months of fiscal 1995. Customer-funded product development revenue increased by 26% in the third quarter of fiscal 1995 as compared to the comparable period of fiscal 1994 as the low level of standard product workload allowed the Company to focus additional resources on customer-funded product development contracts. Margins during such periods in fiscal 1995 improved over the comparable periods in fiscal 1994 due to cost overruns on the development of MIVIS and its related image processing system in fiscal 1994. The customer-funded product development contract for the development of MIVIS accounted for approximately 19% and 3% of operating revenue for the nine and three month periods ended April 30, 1994, respectively. This contract was completed in fiscal 1994 and therefore did not generate any revenue in fiscal 1995.

Domestic vs. International Sales and Revenue

       International revenue accounted for 14% and 54% of operating revenue during the first nine months fiscal 1995 and 1994, respectively, while generating 20% and 43% of operating revenue during the third quarters of fiscal 1995 and 1994, respectively. Had the Company not recognized revenue on the Defaulted Contract in the nine and three month periods ended April 30, 1994, international customers would have accounted for approximately 35% and 8% of operating revenue in the nine and three month periods ended April 30, 1994, respectively. Historically, the majority of the product development projects received by the Company have been received from domestic customers, and the majority of major standard product contracts have been received from international customers. For this reason, the level of international sales tends to mirror the level of standard product revenue. Management is hopeful that the international market will be a major source of revenue in the remainder of fiscal 1995 and future years. See "Business Development - New Orders and Backlog".

       To insure against foreign currency transaction losses, international contracts are denominated in U.S. dollars and large standard product contracts are generally secured by irrevocable letters of credit. The Company also receives substantial deposits on many large contracts with international customers. Many such deposits are backed up by standby letters of credit issued by the Company.

Other Revenue

       Other income, for the periods presented, is comprised principally of interest and rental income. The level of interest income is determined by cash on hand and interest rates. The timing of contract receipt and level of deposits received have a substantial impact on such income. The Company does not expect significant interest or rental income for the remainder of the current fiscal year.

Major Customers

       The customers to whom the Company sells change from year to year. No single customer has generated a majority of the Company's revenue during any consecutive years. The U.S. government accounted for a majority of the Company's operating revenue in both fiscal 1994 and the first nine months of fiscal 1995. It is too early to determine what impact, if any, the attempts to balance the federal budget may have on the Company's revenue in the short or long term.

       Although Italian customers have been an important source of revenue for the Company in recent years, generating 49% and 42% of operating revenue for the nine and three month periods ended April 30, 1994, respectively, such customers generated only 5% and 11% of operating revenue during the comparable periods of fiscal 1995. Had the Company not recognized revenue on the Defaulted Contract in fiscal 1994, Italian customers would have accounted for 28% and 6% of operating revenue during the nine and three month periods ended April 30, 1994, respectively. Sales to Italian customers are expected to generate a significant percentage of revenue in the remainder of fiscal 1995 as the Company expects to substantially complete the Defaulted Contract prior
to fiscal year-end.   See "Business Development - New Orders and Backlog".

Business Development

Growth Plan

       One challenge facing the Company is to develop additional markets that will allow future growth in revenues and profits. Management has developed a three-pronged growth plan to add revenue and profits to the Company's current core business.

       In furtherance of the growth plan, the Company successfully tested the Airborne Digital Camera during fiscal 1995 and delivered its first production version in March 1995. The Company is studying various methods of capitalizing on this new product, including selling it and using it to establish a service segment. The Company is researching various image processing and Geographic Information System packages that may be bundled with the camera developed by the Company.

       The Company is exploring various avenues of establishing a domestic and/or international remote sensing service program, including the formation of partnerships and joint ventures. The Company has also hired a consultant to help the Company in developing strategies for the exploitation of the domestic and international airborne remote sensing markets. The Company has built an Airborne Multispectral System (AMS) that it intends to use in performing domestic and international remote sensing service programs.

       If successful, these strategies are expected to reduce fluctuations in the Company's revenue and earnings and enhance the Company's profitability and shareholder value. Although the Company has received one contract for a domestic environmental monitoring project and hopes to receive additional contracts for domestic pilot projects in fiscal 1995, revenues are not expected to be affected materially until at least late fiscal 1996.

New Orders and Backlog

       In the nine months ended April 30, 1995, the Company received orders in the amount of approximately $604,000 as compared to approximately $2,426,000 in the first nine months of fiscal 1994. Included in the orders received in the first nine months of fiscal 1994 was the Defaulted Contract for approximately $1,031,000. The Company's backlog at April 30, 1995 was approximately $222,000 as compared to approximately $1,622,000 one year earlier. Included in the backlog amount at April 30, 1994 was $236,000 relating to the Defaulted Contract. Subsequent to April 30, 1995, the Italian customer of the Defaulted Contract expressed its intent to reaffirm its order. In addition, the Company and its customer preliminarily agreed to a price increase of approximately $46,000, and the Company has removed the $928,000 relating to the Defaulted Contract from its April 30, 1995 backlog. The Company expects to receive an acceptable letter of credit from this customer that will allow the Company to ship the two systems ordered, which are nearly complete, prior to July 31, 1995, although no assurances can be given that this contract will be favorably settled. Management will not ship these systems to their original customer without assurance of payment.

       On June 12, 1995, the Company received the long-delayed standard product order for approximately $1,600,000 and the Company expects to soon receive a substantial downpayment thereon. As the Company has already completed most of this system, the Company expects to be able to recognize a large portion of this contract in fiscal 1995.

       The Company continues to be engaged in substantive discussions for an additional substantial standard product order, which would rank among the largest orders ever received by the Company. The Company has begun production for the anticipated standard product order, therefore, the Company will be able to recognize revenue immediately upon signing it to the extent completed at that time. However, Management does not anticipate receiving this anticipated standard product contract in fiscal 1995, or that it will contribute significantly to fiscal 1995 revenue even if received before the end of the fiscal year. As is normally the case, the Company is engaged in discussions with other potential standard product customers and hopes that these discussions may result in one or more standard product contracts in the near future. There can be no assurance that the above orders will be received.

       During the first nine months of fiscal 1995, backlog was consumed faster than orders were received. The rate at which orders were received during the first nine months of fiscal 1995 was below the level required for the Company to be profitable. The Company expects to consume all of its April 30, 1995 backlog, and it expects to substantially complete the long-delayed contract and the Defaulted Contract in fiscal 1995. Approximately $185,000 of the April 30, 1995 backlog consists of lower margin customer-funded development contracts. Of the $604,000 bookings received by the Company in the first nine months of fiscal 1995, approximately $365,000 was in customer-funded product development, with the remainder for standard products.

       As the Company expects to consume its April 30, 1995 backlog and to substantially complete the Defaulted Contract and the long-delayed contract in fiscal 1995, the Company will begin the next fiscal year with a very small backlog unless it receives another substantial order before fiscal year end. The Company's continued viability depends upon receiving significant orders in the next few months. Management is hopeful that such orders will be received and that the Company will remain a going concern, although no assurances can be given.

       The results of operations for future periods are dependent upon the receipt of future orders, their timing, and securing payment for the Defaulted

Contract. The Company's long term success is also dependent on the success of Management's growth strategy.

Research and Development

       The majority of the Company's investment into research and development in the first nine months of fiscal 1995 was related to the development of the Airborne Digital Camera while the majority of the research and development expenditures in the third quarter related to the improvement of one of the Company's standard airborne remote sensing systems. Research and development expense increased by over 140% in the nine month period ended April 30, 1995 as compared to the same period one year earlier while decreasing by 31% in the quarter then ended as compared to the same quarter of fiscal 1994. The substantial increase in research and development expense in the nine month period ended April 30, 1995 over the comparable period of fiscal 1994 would not have been possible if the Company had a significantly higher level of customer orders and backlog during the period. The Company expects research and development costs to remain relatively high in fiscal 1995 as the Company works toward accomplishing its growth plan. See "Business Development - Growth Plan".

Selling and Administrative Expense

       Selling and administrative expense increased by 11% in the nine months ended April 30, 1995 but decreased by 6% in the quarter then ended as compared to the same periods one year earlier. The increase for the nine month period was primarily due to increased expenditures on marketing partially offset by a decline in commission expense resulting from a decline in international sales and revenue. The decline in the three month period was primarily due to a decline in commission expense partially offset by increases in other marketing costs. The level of commission expense and the total of selling and administrative expense for the remainder of fiscal 1995 will be highly dependent upon the favorable settlement of the Defaulted Contract and are likely to be higher than that experienced in the previous quarters of fiscal 1995. Selling and administrative expense is likely to remain above the fiscal 1994 level if the Defaulted Contract is favorably settled in fiscal 1995, or if the Company receives standard product contracts as hoped. Included in selling and administrative expense for the nine and three month periods ended April 30, 1994 was commission expense relating to the Defaulted
Contract of approximately $119,000 and $40,000, respectively. See "Business Development - New Orders and Backlog".

Interest

       Interest expense increased in fiscal 1995 as compared to fiscal 1994 due principally to the Company's use of its line of credit. Interest expense for the remainder of fiscal 1995 will be dependent upon future interest rates and the extent of the Company's utilization of its line of credit during this fiscal year.

LIQUIDITY AND SOURCES OF CAPITAL

       The Company's primary sources of liquidity are funds from operations and a $3,000,000 secured line of credit with availability subject to a formula.
The line of credit expires on November 30, 1995, and borrowings thereunder bear interest at one-half percent over the bank's prime rate (9.5% at April
30, 1995). When necessary, the Company has used short-term borrowings to finance cash shortfalls. At April 30, 1995, the Company had $882,000 outstanding under the line of credit and $79,000 reserved to back up a standby letter of credit. The Company had approximately $370,000 of availability remaining on its line of credit at such date. As of April 30, 1995, the bank has waived the Company's noncompliance with the tangible net worth and liquid asset to current liabilities covenants in the Company's line of credit resulting from the loss in the first nine months of fiscal 1995. The Company may be obliged to request a further waiver, from its principal lender, of the covenant defaults described above at fiscal year-end even if it receives adequate assurance of payment on the Defaulted Contract before such time.
The Company's ability to extend its line of credit prior to its expiration in November 1995 and the Company's ability to obtain the necessary waivers of covenants and availability formula on its line of credit will depend largely on the results of operations for the last quarter of fiscal 1995 and early fiscal 1996 and its business prospects at such times. Failure to obtain sufficient new business, the required waiver, or new financing could cause the Company to cease operations.

       Management is actively pursuing various means of improving the Company's liquidity position to allow the Company to continue operations and more aggressively pursue its growth plan.

       The Company's mortgage has a balloon payment due on March 1, 1996. Management and the Company's bank are working on refinancing the mortgage and Management expects to refinance the mortgage prior to the end of fiscal 1995 under acceptable terms, although there can be no assurance that the Company will be able to do so.

       Cash and working capital declined in the nine months ended April 30, 1995 as a result of the loss for the period. Accounts receivable and unbilled accounts receivable decreased during the first nine months of fiscal 1995 as a result of the normal course of business. The increase in inventory is attributable, in part, to work performed in anticipation of the long-delayed standard product order that the Company received on June 12, 1995. See "Business Development - New Orders and Backlog". Machinery and equipment increased primarily as a result of the Company building an AMS system for its use in testing components and possible use in its domestic and international remote sensing operations. See "Business Development - Growth Plan".

       Short-term liabilities increased in the nine months ended April 30, 1995 primarily as a result of borrowings against the Company's line of credit.

       The Company expects to invest approximately $150,000 for capital expenditures, primarily for equipment, during fiscal 1995. The Company also expects fiscal 1995 internal research and development costs to remain above fiscal 1994 levels as additional products are developed and introduced. See "Business Development - Growth Plan". These expenditures are vital to the future growth of the Company, and are expected to be funded by working capital and the Company's line of credit.

                             PART II - OTHER INFORMATION

All items omitted are not applicable or the answers thereto are negative.

Item 6(a): Exhibits

Exhibit No.     Description

  11.01         Computation of earnings per share
  27            Financial Data Schedule (EDGAR filing only)

Item 6(b):  No reports on Form 8-K were filed during the period.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DAEDALUS ENTERPRISES, INC.


Date: June 13, 1995                     By: /S/ Thomas R. Ory
                                            Thomas R. Ory, President
                                            (Duly Authorized Officer)


Date: June 13, 1995                     By: /S/ Vincent J. Killewald
                                            Vincent J. Killewald, VP-Finance
                                            (Principal Financial Officer)

                                    EXHIBIT INDEX







Exhibit No.       Description

  11.01           Computation of earnings per share
  27              Financial Data Schedule (EDGAR filing only)