Form 10-K
period 1995-07-31
DAEDALUS ENTERPRISES INC
filed 1995-10-30
CIK 26537

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended July 31, 1995
                                    OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____ to _____ Commission File Number 0-8193

                        DAEDALUS ENTERPRISES, INC.
            (Exact name of registrant as specified in charter)

          DELAWARE                              38-1873250
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

   300 Parkland Plaza (P.O. Box 1869)
    Ann Arbor, Michigan  48106                    (313) 769-5649
(Address of principal executive offices)   (Registrant's telephone number)


Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
$.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to
such filing requirements for the past 90 days.    Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of Registrant at September 30, 1995 (computed by reference to the average bid and asked prices of the Registrant's common stock): $1,574,423. (Assuming, but not admitting for any purpose, that all officers and directors of the Registrant, and their associates, may be deemed affiliates.)

Number of shares outstanding of common stock, $.01 par value, as of September 30, 1995: 515,654 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in Part III of this Annual Report on Form 10-K: Definitive Proxy Statement for the 1995 Annual Meeting of Stockholders - Items 10, 11, and 12.

                                  PART I
Item 1.  Business

General

Daedalus Enterprises, Inc., incorporated in August 1968, manufactures products for, and performs development projects in, the field broadly described as "remote sensing." Remote sensing is the detection or measurement of various physical parameters of an object or system without making direct contact with the observed object. The Company's customers use these remote sensing products to detect and measure either the emitted or reflected radiation of objects or systems.

The Company is also in the initial stages of developing a remote sensing service operation that would utilize the Company's technology to acquire and process remote sensing data for users of such data. See "Growth Plan".

Products

The principal products manufactured by the Company are airborne imaging systems. The Company's customers install these systems in aircraft and use them to acquire optical radiation data from objects on the earth's surface and in the atmosphere. These data are then processed into a useful form by data handling and data processing equipment which, in some cases, is also manufactured by the Company. A principal application of the Company's remote sensing products has been the measurement of environmental parameters in support of pollution control programs and environmental impact studies.

The Company manufactures these products by integrating precision optical, mechanical and electronic components into unified systems. These components are either purchased off the shelf, or custom designed by the Company and manufactured by the Company, or designed and specified by the Company for outside manufacture. Highly technical personnel, supported by supervisors and engineers, assemble, test and calibrate these systems in preparation for delivery to customers.

The Company engages in customer-funded projects for the development of advanced equipment in the remote sensing field. In addition to being a source of revenue, the Company undertakes these projects to increase its technical expertise in areas demonstrating good potential for use in future products. Some of these projects may lead to the incorporation of newly developed technology into the existing product line or an expansion of the product line.

During fiscal 1995, the Company shared costs on several U.S. government sponsored Small Business Innovation Research (SBIR) programs and completed one for NASA which resulted in a new airborne multispectral polarization imager for research on the effects of polarization on multispectral images of vegetation and terrain features. In addition, the Company completed the development of an improved airborne digital camera system incorporating an integrated Global Positioning Satellite (GPS) receiver to produce digital images with precise geographical location. The first production version of this camera was sold to a development partner and the Company is using the second production version to introduce the technology to major infrastructure managers in industries such as gas transmission companies, power companies, railroads and highway departments. See "Growth Plan".

Revenue from standard remote sensing systems and customer-funded product development systems during the three most recent fiscal years ended July 31 are approximately as follows:

                 Year   Standard    Customer-Funded Product
                         Systems     Development Systems       Total
                          (000)            (000)               (000)
                        --------    -----------------------    -----
                 1995    $2,340           $1,278              $3,618
                 1994    $  505           $1,938              $2,443
                 1993    $2,614           $3,654              $6,268

Marketing

Marketing activities are conducted principally through the Company's offices in Ann Arbor, Michigan, primarily through direct customer contact. The Company markets its products through direct sales and leases with a purchase option. In addition to direct marketing of its standard systems, the Company is engaged in seeking customer-funded product development projects for advanced equipment. See "Growth Plan" for a description of expected changes in the Company's marketing strategy as it implements its growth plan.

Products are marketed to government customers in the United States and Canada by the Company's sales force which consists of three persons, one of whom is an officer who carries on other duties in addition to sales efforts, and a commissioned representative who handles commercial customers.

The Company has no active international subsidiaries or branch offices. In several countries, the Company has exclusive Sales Agency Agreements with existing high technology marketing operations. These agents' efforts are supported by the Company's own sales personnel, who also travel to other countries where there is no formal representation.

Customers

The Company's customers have included aerospace, aerial survey, oil and mineral exploration companies, universities and domestic and foreign federal and state government agencies. The Company's ability to continue to contract with such parties is dependent on political, economic, social and other factors beyond its control. Revenue from international markets are sometimes subject to receiving approved U.S. government export licenses.
A substantial portion of revenue in both domestic and international markets is to customers who depend, at least in part, upon federal, state or local government appropriations. Many of these customers are involved in programs aimed at improving man's impact on the environment. See "Growth Plan" for a description of the Company's efforts to diversify its customer base.

The following table sets forth information with respect to domestic and international revenue during the three most recent fiscal years ended July 31:
                        EXPORT AND DOMESTIC REVENUE
                         (in thousands of dollars)
                 Export                     Domestic
       Year  Europe    Other<F1>   U.S. Gov't.     Other   Total
       ----  ------    -----       -----------     -----   ------
       1995  $2,255     $51          $1,228         $84    $3,618
       1994     916       5           1,522           0     2,443
       1993   5,296       2             965           5     6,268

       <F1> Revenue from geographic areas that amount to less than 10%
            of total revenue are shown as "Other."

Export revenue normally consists largely of standard products, while domestic revenue is largely customer-funded product development. The standard product and customer-funded product development portions of the business are conducted by the same pool of personnel using the same operating space and equipment and constitute a single industry segment. For further information regarding the Company's revenue by geographic area and operations, see the table included under the caption "Selected Financial Data", and Note J to Consolidated Financial Statements which table and note are incorporated herein.

To insure against foreign currency transaction losses, export sales are generally contracted in U.S. dollars and many large contracts are secured by irrevocable letters of credit. The Company also generally receives substantial deposits on large orders from international customers.

A majority of the Company's revenue each year is derived from a small number of high dollar value equipment sales and contracts to a relatively small number of customers. Because each customer may represent a substantial portion of total revenue for that fiscal year, a small increase or decrease in the number of customers with whom the Company has contracts could generate a large percentage increase or decrease in total revenue. Revenue during a particular fiscal year may result, in substantial part, from contracts with a single customer. Revenue from Italian customers accounted for approximately 28%, 32%, and 71% of revenue for fiscal 1995, 1994, and 1993, respectively.

In fiscal 1995, 1994 and 1993, the Company had three, two and three major customers, respectively, each accounting for at least 10% of the Company's revenue from operations. Such major customers accounted for approximately 91%, 88% and 85% of the Company's revenue from operations in fiscal 1995, 1994 and 1993 respectively, See Note J to Consolidated Financial Statements. No single customer accounted for more than 50% of the Company's revenue in any two of these years. Management does not consider the Company's business to be dependent upon a single customer or group of customers.

Product Development

The Company is in an industry characterized by technological change, which requires continuous expenditure of funds for research, development and product improvement. The Company currently intends to use, whenever possible, external contract funds and licensing agreements to expand its product line and minimize internal research and development cost.

The Company has incurred research and development expense of approximately $586,000, $398,000 and $205,000 for fiscal 1995, 1994 and 1993, respectively. In fiscal 1995, 1994 and 1993 the Company expended approximately $ 839,000, $1,800,000 and $2,754,000, respectively, in performing customer-funded product development under contract for advanced equipment in the field of remote sensing. In addition to the amounts included in cost of revenue-product development, the Company expended approximately $74,000 $144,000 and $179,000, respectively, of its own funds as a cost-sharing contribution to these efforts, which is included in the aforementioned research and development figures. These amounts include an apportionment of overhead, other indirect costs, and charges for the applicable portion of salaries of supervisory employees.

The Company has filed one provisional patent application this year for technology related to a SBIR program entitled Laser Search and Rescue. If the Company receives an SBIR Phase II award, the Company could develop a new product line from this technology in several years.

The Company has five employees whose primary responsibility is product development and seven employees who, in addition to their primary production, manufacturing and administrative duties, also contribute to the product development effort.

Patents

Although the Company has several patents and considers patent protection of any technological advances to be desirable and intends to apply for patents when appropriate, it believes that the Company's future success depends principally upon its engineering, marketing and manufacturing skills rather than upon patent protection.

Raw Materials

The Company's operations require a variety of unique precision optical-mechanical and electronic components and other supplies. Although most components and supplies are generally available from many commercial sources, certain components, which are designed and specified to meet the Company's particular requirements, have a limited number of manufacturing sources. Due to the specialized nature of these components and the limited quantities in which they are purchased, procurement lead times may be as long as six months. However, the Company believes that the loss of a single supplier would not be expected to have a material adverse effect on the Company.

Competition

There are several competitors that compete with individual products produced by the Company. During the past three years, one of these competitors has begun offering to build products that compete with more of the Company's standard remote sensing systems. To date, the Company has not been materially affected by this competition. The Company expects an increase in the number of competitors as governments worldwide continue to reduce military spending since many companies selling similar instruments for military purposes are now beginning to pursue non-military customers. In addition, the Company's products compete with related technologies, such as satellite remote sensing systems. In general, the superior spectral and spatial resolution and scheduling flexibility of the Company's products enable the Company to compete effectively with suppliers of satellite-based data when the capabilities of the Company's products justify the generally more costly airborne data. The Company has been able to compete successfully against its competitors through the demonstrated performance of its products and its product support mechanisms, and through the excellent reputation it has earned and maintained for the durability of its products. The Company's success is also due to its continuous efforts to offer product improvements and new products that keep its technology at the leading edge and offer customers the latest innovations.

Due to reduced spending on military programs, there are now even more commercial and institutional competitors for the development projects actively sought by the Company. However, the Company continues to be very successful in winning SBIR programs and expects several Phase II awards during fiscal 1996. The Company's successes have made it an attractive potential partner to several competitors who have had limited exposure in the remote sensing instrument area. Management believes that the Company competes successfully in the field of product development due to the Company's special capabilities in remote sensing technology and its history of successful completion of such development products. See "Growth Plan" for a description of expected changes in competition as the Company implements its growth plan.

Backlog

Total August 31, 1995 backlog of unfilled customer orders was approximately $455,000 compared to approximately $1,877,000 one year earlier. The August 31, 1994 backlog included approximately $928,000 relating to a second quarter 1994 standard product in which the customer had failed to meet its financial obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Defaulted Contract" which information is incorporated herein. The Company expects to fill all of this backlog within the current fiscal year.

Government Contracts

Contracts with U.S. Government agencies generally provide for reimbursement of costs plus fees. Revenue, fees and profits on such contracts are generally recognized on the costs incurred to date. Reimbursable contract costs (including overhead and general and administrative expenses) are generally subject to audit and adjustment by negotiation between the Company and U.S. government representatives. Revenue under these contracts is recorded at amounts that are expected to be realized upon the final settlement with any adjustments to revenue reflected in the year of settlement.

Growth Plan

The Company is in the process of implementing a growth plan that is focused on three initiatives to provide growth in revenues and profits from new market areas. The goal of the growth plan is to diversify the Company's revenue-producing activities and reduce fluctuations in the Company's revenue and earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Development - Growth Plan".

The first initiative involves the development of the airborne digital camera and related software in order to provide feature location mapping services to major infrastructure managers in several industries. Such industries include gas transmission companies, power companies, railroads and highway departments.

The Company has built two production versions of the improved airborne digital camera and delivered the first to its development partner who is using it to perform services for gas pipeline companies. The Company is using the second camera to introduce the technology to power companies, railroads and highway departments as well as exploring applications in agriculture and habitat monitoring. The Company has received several small pilot project contracts to date and expects to win production service contracts in several application areas by late fiscal 1996. The Company intends to establish a service business operation based upon the capabilities of the airborne digital camera and related software for feature location mapping.

A second initiative involves the formation of strategic partnerships with other companies to bid on and perform international remote sensing programs for environmental assessment and resource or habitat mapping. The Company has entered into teaming agreements with four other companies to date with the intent of selling combined capabilities to large consulting engineering companies that are typically the prime contractors for these large international development programs.

The third initiative addresses the domestic market for environmental assessments such as wetland delineation. This initiative is being developed by pursuing agreements with aerial survey and image processing partners to show that the use of the Company's airborne multispectral images combined with new digital image processing and analysis capabilities can provide new products to meet the needs of this market. To date, the Company has won a contract to provide multispectral data for the assessment of agricultural crops and is working with a state Natural Resources agency to demonstrate applications for wetland delineation and habitat analysis.

These growth plan initiatives will require changes in and additions to the Company's sales and marketing strategies and budgets. It is anticipated that additional staff will be required, that the Company will be involved in team marketing with its strategic partners, and will probably engage in more trade shows and space advertising than it has in the past.

The customers for these new products and services will be different than those pursued in the Company's core product business and will, therefore, require a general expansion of marketing and sales activities and related costs.

Competition will also be different than that faced by the Company in its core business and competitors will be more numerous since there are many more companies offering products and services in each of these areas of new business. Competition will include conventional aerial survey firms using film cameras and commercial remote sensing satellite data. The commercial remote sensing satellite competitors are in the formative stage and will not have products to offer until two to three years in the future. The Company believes, however, that its capabilities in providing the source of unique data using its airborne digital camera and multispectral scanners for each of these market areas, coupled with its strategy to team with selected partners in processing and analyzing such data, will provide the opportunity to secure significant new business and will enable the Company to compete successfully in each of these market areas.

Personnel

As of September 30, 1995, the Company had 25 full-time employees, three of whom were executive officers.
Executive Officers of the Company

The executive officers of the Company (who serve as such at the pleasure of the Board of Directors), their ages and the position or office held by each are as follows:

      Name            Age            Positions with the Company
      ----            ---            --------------------------
Thomas R. Ory         56    President & Chief Executive Officer and Director
Charles G. Stanich    51    Vice President-Research & Development &
                            Chief Operating Officer and Director
Vincent J. Killewald  42    Vice President-Finance, Treasurer &
                            Chief Financial Officer


Mr. Ory, who was elected President and Chief Executive Officer in August 1987, joined the Company in 1972 as Director of its Applications Division, served as Vice President-Marketing from 1979 to 1984, and Executive Vice President from 1985 to 1987.

Mr. Stanich, who was elected Chief Operating Officer in 1987, joined the Company in 1974 and served as Manager, Research & Development from 1979 to 1984, and Vice President-Research & Development since 1984.

Mr. Killewald, who was elected Vice President-Finance & Chief Financial Officer in October 1991, joined the Company in 1988 as its Controller and was elected Treasurer in October 1988.

Item 2.  Properties

The Company's offices are located in Ann Arbor, Michigan. The office and research facility is situated on approximately 11 acres of property. The building encompasses 24,000 square feet, of which approximately 17,500 square feet are devoted to engineering, manufacturing, testing and research and development; and 3,800 square feet are devoted to marketing and administrative activities. The Company expects to utilize the remaining 2,700 square feet in upcoming years as the Company executes its growth plan. See "Growth Plan".

It is Management's opinion that the current facilities are suitable and adequate for operations of the Company and is expected to remain so for several years. This facility, which is owned by the Company, is subject to a mortgage. See Note D to Consolidated Financial Statements.

Item 3.  Legal Proceedings

There are no pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were presented to a vote of security holders during the fourth quarter of fiscal 1995.

                                  PART II

Item 5.  Market for Company's Common Equity and Related Stockholder matters

MARKET PRICE AND DIVIDEND INFORMATION

The Company's common stock is traded in the over-the-counter market. The following table sets forth the quarterly range of high and low bid prices for the common stock and dividends declared on the common stock since July 31, 1993. Prices shown are as reported by National Quotation Bureau, Incorporated. Such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                                         QUARTER ENDED
                 Oct 31  Jan 31  Apr 30  Jul 31  Oct 31  Jan 31  Apr 30  Jul 31
                  1993    1994    1994    1994    1994    1995    1995    1995
                  ----    ----    ----    ----    ----    ----    ----    ----
High..........   $5-1/2   $5     $4-1/4   $3-3/4  $3-5/8   $2     $2     $2-1/2
Low...........    4-1/2    3-3/4  3-3/4    3-1/2   2        2      2      2
Cash dividend
per share.....   $0.07    $0.00  $0.08    $0.00   $0.08    $0.00  $0.00  $0.09

As of September 30, 1995, the Company's common stock was held by approximately 200 holders of record.

The payment of future dividends will depend on the operating performance of the Company, its prospects and its operating cash requirements. The Company's line of credit agreement contains a covenant relating to tangible net worth which restricts the Company's ability to pay dividends.

Item 6.  Selected Financial Data

                                                  Fiscal Year Ended July 31,
                                           1995     1994     1993     1992     1991
                                           -----    -----    -----    -----   -----
                                           (in thousands except for per share data)
FIVE YEAR SUMMARY OF OPERATIONS AND FINANCIAL POSITION
Operating Revenue
  Standard products...................... $2,340   $  505   $2,614   $2,699  $1,331
  Customer-funded product development....  1,278    1,938    3,654    3,268   1,402
                                           -----    -----    -----    -----   -----
                                           3,618    2,443    6,268    5,967   2,733
Other Income.............................      6       10       37       34      35
                                           -----    -----    -----    -----   -----
                                           3,624    2,453    6,305    6,001   2,768
Costs and Expenses
  Cost of revenue-standard products<F1>..  1,180      223    1,064    1,171     567
  Cost of revenue-product development<F1>    839    1,800    2,754    2,384   1,146
  Research and development...............    586      398      205      192     360
  Selling and administrative.............  1,473      977    1,624    1,623     995
  Interest...............................     83       36       25       31      47
                                           -----    -----    -----    -----   -----
                                           4,161    3,434    5,672    5,401   3,115
                                           -----    -----    -----    -----   -----
       EARNINGS (LOSS) BEFORE INCOME TAXES  (537)    (981)     633      600    (347)
Provision (Credit) for Income Taxes......   (175)    (328)     179      172    (113)
                                           -----    -----    -----    -----   -----
       INCOME (LOSS) BEFORE CUMULATIVE
       CHANGE IN ACCOUNTING PRINCIPLE       (362)    (653)     454      428    (234)
Cumulative Change in Acounting Principle,
  net of approximately $9,000 of income
  taxes..................................      0       22        0        0       0
                                            ----     ----      ---      ---    ----
        NET EARNINGS (LOSS)                $(362)   $(631)    $454     $428   $(234)
                                            ====     ====      ===      ===     ===
Earnings (Loss) Per Share Before
  Cumulative Change in Accounting
  Principle<F2>.......................... $(0.70)  $(1.28)   $0.78    $0.70  $(0.41)
                                            ====     ====     ====     ====    ====
Net Earnings (Loss) Per Share<F3>........ $(0.70)  $(1.24)   $0.78    $0.70  $(0.41)
                                            ====     ====     ====     ====    ====
Cash Dividends Per Share................. $ 0.17   $ 0.15    $0.13    $0.11  $ 0.09
                                            ====     ====     ====     ====    ====
Total Assets............................. $3,930   $4,041   $4,762   $5,762  $3,947
Working Capital..........................   $801   $1,562   $2,144   $1,844  $1,825
Long-term Debt...........................   $  0   $  278   $  314   $  352  $  393
Stockholders' Equity..................... $2,390   $2,830   $3,516   $3,094  $2,940

Sales by Geographic Area
  Europe................................. $2,255   $  916   $5,296   $4,411  $  212
  Asia...................................     43        5        0        2     452
  United States..........................  1,312    1,522      970    1,546   2,047
  Australia..............................      8        0        2        0      20
  Other..................................      0        0        0        8       2
                                           -----    -----    -----    -----   -----
                                          $3,618   $2,443   $6,268   $5,967  $2,733
                                           =====    =====    =====    =====   =====
<F1>  Certain reclassifications have been made to the 1992 & 1991 cost of revenue data to conform to classifications used in 1995, 1994 & 1993.
<F2>  See Note A of Notes to Consolidated Financial Statements for a description of the cumulative change in accounting principle.
<F3>  See Note I of Notes to Consolidated Financial Statements for a description of the calculation of earnings per share.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The margins associated with these two portions of the business are different, with standard products generally having higher margins than customer-funded development projects. The Company receives the majority of its revenue from a small number of relatively large contracts. Standard product contracts are generally of higher dollar value than customer-funded product development contracts, with each contract representing a substantial portion of total revenue each year. Therefore, the timing of the receipt of a standard product sales contract as well as the related manufacturing endeavor can have a material impact on a quarter-to-quarter or year-to-year comparison of the Company's results of operations. Most standard product sales contracts and some customer-funded product development contracts are also accompanied by a significant deposit. Therefore, the timing of the contract receipt can have a material impact on the Company's cash flow.

The Company has embarked on its growth plan and is in discussion with several potential standard product customers regarding possible contracts. The Company is hopeful that it will receive these contracts in fiscal 1996, although no assurances can be given. See "Business Development". The Company's future liquidity, financial position and results of operations and its ability to successfully execute its growth plan are dependent upon its ability to generate increases in new business and cash flow to a level sufficient to allow the Company to comply with the terms and covenants of its new line of credit agreement. The Company's long-term financial prospects are dependent upon the Company's ability to successfully implement its growth plan and attain consistent profitability. The results of fiscal 1996 will be largely dependent upon the receipt and the timing of the receipt of potential contracts currently under discussion. See "Business Development" and "Liquidity and Sources of Capital".

Defaulted Contract

In the second quarter of fiscal 1994, the Company received a purchase order from an Italian customer for two standard systems and spare parts totaling approximately $1,031,000 (the "Defaulted Contract"). The customer made only the first of three 10% downpayments and failed to open its letter of credit for the remainder of the contract amount in a timely fashion. As the customer defaulted on the terms of the agreement, the Company retained the downpayment and recognized it as revenue in fiscal 1994, leaving the remainder of the purchase order amount in backlog until new terms, including a new price, were agreed to in the third quarter of fiscal 1995. The customer reaffirmed its order in the fourth quarter of fiscal 1995 and delivered its letter of credit in August 1995, for a total amount of approximately $1,077,000, less the earlier payment of approximately $103,000, at which time the Company shipped the order to its customer. The Company treated this as a $974,000 order as the earlier downpayment was recognized as revenue in fiscal 1994. As the Company had a written reaffirmation of the order, and a copy of the customer's instructions to their bank to issue the letter of credit to the Company, and because the majority of the order was built prior to the end of fiscal 1995, the Company recognized revenue of approximately $917,000 relating to this order in fiscal 1995. As of July 31, 1995, approximately $57,000 relating to this contract remained in backlog and was recognized as revenue in the first quarter of fiscal 1996.

Operating Revenue
                         STANDARD       PRODUCT      TOTAL
                         PRODUCT      DEVELOPMENT  OPERATING
                         REVENUE        REVENUE     REVENUE
                         -----------------------------------
                                % OF          % OF
                         AMOUNT TOTAL AMOUNT  TOTAL  AMOUNT
                         -----   --    -----   --    -----
                             (dollars in thousands)
     1995...............$2,340   65   $1,278   35   $3,618
     1994...............   505   21    1,938   79    2,443
     1993............... 2,614   42    3,654   58    6,268


Standard product revenue during fiscal 1995 was significantly higher than during fiscal 1994 but not as high as during fiscal 1993. The increase in fiscal 1995 standard product revenue over the fiscal 1994 level is attributable to two contracts received in the last two months of the fiscal year, including the reaffirmation of the Defaulted Contract from fiscal 1994. See "Defaulted Contract" and "Business Development - New Orders and Backlog".

Product development revenue was significantly lower in fiscal 1995 as compared to both fiscal 1994 and 1993. The decline in customer-funded product development revenue is largely due to the completion of the MIVIS contract in fiscal 1994 and the absence of a product development program of sufficient value to compensate for the completion of this program. This contract accounted for approximately 26% and 55% of total operating revenue in fiscal 1994 and 1993, respectively. Contributing to the decline in customer-funded product development revenue in fiscal 1995 was the low level of product development backlog at the beginning of the fiscal year and the low level of such contract receipts during the fiscal year.

Both standard product and customer-funded product development revenue were substantially less in fiscal 1994 compared to fiscal 1993 due to reduced backlog at the beginning of fiscal 1994 and the low level of new contracts received in fiscal 1994. Contributing to the loss for fiscal 1994 was a customer's failure to pay amounts due under the Defaulted Contract. See "Defaulted Contract" and "Business Development - New Orders and Backlog".

The level of the Company's revenue and profits has historically fluctuated from quarter-to-quarter and from year-to-year as the majority of its revenue is derived from a small number of high dollar value equipment sales to a relatively small number of customers. Such fluctuations are normal given the Company's reliance on a small number of high value contracts for the majority of its revenue. See "Major Customers" and "Business Development -
 Growth Plan".

Effective August 1, 1993, the Company changed from completed component to cost incurred as a percentage of the total estimated cost as the method for determining percentage completion for revenue recognition on standard product contracts. The Company believes that, due to the increased complexity of its standard product contracts, percentage-of-completion, based on cost incurred as a percentage of total estimated cost, provides a better matching of revenue and earnings with the related economic activity of the Company. The cumulative effect of this accounting change reduced the loss for fiscal 1994 by $22,187 or $.04 per share .

Domestic vs. International Revenue

                      INTERNATIONAL      DOMESTIC       TOTAL
                        OPERATING        OPERATING    OPERATING
                         REVENUE          REVENUES     REVENUE
                      -----------------------------------------
                              % OF             % OF
                       AMOUNT TOTAL    AMOUNT  TOTAL    AMOUNT
                        -----  --       -----   --      -----
     1995............. $2,306  64      $1,312   36     $3,618
     1994.............    921  38       1,522   62      2,443
     1993.............  5,298  85         970   15      6,268


The increase in international operating revenue during fiscal 1995 compared to fiscal 1994 is primarily attributable to two contracts received by the Company in the last two months of fiscal year 1995, including the reaffirmation of the Defaulted Contract. See "Defaulted Contract" and "Business Development - New Orders and Backlog". A principal reason for the decline in international revenue in fiscal 1994 as compared to fiscal 1993 is the decline in the revenue produced pursuant to the MIVIS contract and the absence of new international contracts of sufficient value to offset the decline in MIVIS revenue. Contributing to the decline in international revenue in fiscal 1994 as compared to fiscal 1993 was the low international backlog at the beginning of fiscal 1994 and the customer's default under the Defaulted Contract.

Management expects the international market to continue to be a major source of revenue in fiscal 1996 and future years. To insure against foreign currency transaction losses, international revenues are contracted in U.S. dollars. The Company receives substantial deposits on many large contracts with international customers. Many such contracts are secured by irrevocable letters of credit.

Other Income

Other income, for the periods presented, is comprised principally of interest income. The level of such income is determined by cash on hand and interest rates. The timing of contract receipt and level of deposits received have a substantial impact on such income.

Major Customers
                                      FISCAL YEAR ENDED JULY 31,
                                     -----------------------------
CUSTOMER DESCRIPTION                    1995       1994       1993
--------------------                   -----      -----      -----
                                               (in thousands)
European standard product customer ...$1,152          0          0
European standard product customer ...   917          0          0
European product development customer.    90     $  624     $3,446
European standard product customer....     0         35        912
U.S. Government....................... 1,228      1,522        965

The customers to whom the Company sells change from year-to-year. No single customer has generated a majority of the Company's revenue during any consecutive years. Italian customers have been an important source of revenue for the Company in recent years, generating 28%, 32% and 71% of operating revenue for fiscal years ended July 31, 1995, 1994, and 1993, respectively. Sales to various customers in Italy are not expected to generate a significant percentage of revenue in fiscal 1996 as the market for the Company's current products nears saturation in Italy. See "Business Development - New Orders and Backlog".

Business Development

Growth Plan

One challenge facing the Company is to develop additional markets that will allow future growth in revenues and profits. In early fiscal 1995, Management developed a three-pronged growth plan to add revenue and profits to the Company's current core business.

The first growth area involves the use and sale of airborne digital cameras ("ADC") developed by the Company for the mapping of infrastructure within narrow corridors. Examples of the types of infrastructure that would be mapped with such a system include gas pipelines, electrical distribution systems, railroads and highways. The Company is currently developing an enhanced version of the ADC and is investigating various image processing systems that may be bundled with the ADC for delivery to its customers and for use by the Company in performing services for customers. The Company has recently performed a pilot program using the Company's ADC.

The second prong of the Company's growth plan involves the formation of partnerships to obtain and perform international remote sensing programs. To this end, the Company has entered into three teaming agreements with the intent to sell the combined capabilities to large consulting engineering companies that are typically the prime contractors for such international programs. The Company, through a sales representative, is currently pursuing international remote sensing programs. To date, the Company has not received any contracts in this area of business.

The third growth area involves performing domestic remote sensing programs. In order to exploit this market, the Company must perform specific applications and show the results to be reliable and cost-effective. To that end, the Company has pursued and obtained a small remote sensing program and is pursuing other demonstration projects. The Company plans to enter into additional business agreements aimed at developing a corporate domestic environmental assessment capability.

If successful, these strategies are expected to reduce fluctuations in the Company's revenue and earnings and enhance the Company's profitability and shareholder value. Although implementation of the growth plan began in fiscal 1995, revenues are not expected to be affected materially until late fiscal 1996.
New Orders and Backlog

In fiscal 1995, the Company received orders of approximately $3,274,000, including $974,000 attributable to the reaffirmation of the Defaulted Contract. During the last two months of fiscal 1995, the Company received two contracts, including the reaffirmation of the Defaulted Contract, totaling approximately $2,563,000. See "Defaulted Contract". These contracts accounted for approximately $2,069,000 in standard product revenue in fiscal 1995. The Company received orders of approximately $2,391,000 (including approximately $1,031,000 attributable to the Defaulted Contract) and $2,495,000 in fiscal 1994 and 1993, respectively. Thus, the Company has received new orders at a level below that required for break-even in the last three fiscal years. As the Company expects to consume substantially all of its backlog in the first quarter of fiscal 1995, the Company's ability to maintain its current operating capabilities depends upon receiving significant orders in the next few months. Management is hopeful that such orders will be received although no assurances can be given.

Backlog at the end of fiscal 1995 was approximately $574,000, including approximately $493,000 in standard product backlog associated with the two orders received in the last two months of the fiscal year. The backlog at July 31, 1994 was approximately $1,842,000, including approximately $928,000 from the Defaulted Contract discussed above.

The Company is currently engaged in discussions for several substantial standard product orders, some of which the Company hopes to receive in the current fiscal year. However, such negotiations have not been finalized and there can be no assurance that such orders will be received.

The results of operations for future periods are dependent upon the receipt of future orders and their timing. The Company's long term success is also dependent upon the success of Management's growth strategy. In order to reduce the fiscal 1995 loss and to lower the Company's break-even point, the Company reduced its staff by approximately 24% during the fiscal year ended July 31, 1995. Should the Company continue to receive orders during fiscal 1996 below the level necessary to achieve profits, the Company would have to reduce its level of operations accordingly and/or obtain other sources of financing to allow the Company to continue operations. Many of the Company's current 25 employees have skills and knowledge that are crucial to the Company and difficult to replace. As a result, the Company believes it would be very difficult to achieve substantial savings through further reductions in staffing without impairing the Company's ability to perform under current and anticipated contracts.

Cost of Revenue

                                   AS A PERCENT OF
                   -------------------------------------------
                   STANDARD         PRODUCT         OPERATING
                   PRODUCT        DEVELOPMENT        REVENUE
                   -------        -----------       ---------
1995 .............   50%              66%              56%
1994 .............   44               93               83
1993 .............   41               75               61

In fiscal 1995, cost of revenue, as a percentage of operating revenue, decreased as compared to the previous fiscal year due primarily to the increase in the level of revenue earned and to an increase in the level of operations in fiscal 1995 while costs did not increase proportionately. In fiscal 1994, cost of revenue increased as a percentage of revenues, as compared to fiscal 1993, as the Company earned a significantly larger percentage of its total revenues from low margin customer-funded product development contracts in fiscal 1994 and operated significantly below its capacity. As the Company was operating below its plant capacity in fiscal 1994, fixed costs became a larger percentage of its cost of revenues, thereby increasing cost of revenues as a percentage of revenues.

The cost of standard product revenue as a percentage of such revenue increased in fiscal 1995 over the level of the previous years primarily as a result of concessions given to a customer to secure a standard product contract. The Company is also incurring higher than expected costs on this contract. The Company, however, expects to earn a substantial margin on this contract which was received in June 1995.

The cost of product development revenue, as a percentage of such revenue in each of the fiscal years 1994 and 1993 was relatively high due to a contract for the development of MIVIS and its associated image processing system, MIDAS. Although this contract and related smaller orders accounted for only 31% of customer-funded product development revenue in fiscal 1994, IT ACCOUNTED FOR APPROXIMATELY 48% OF ITS RELATED COST OF REVENUES. this CONTRACT accounted for the majority of such revenue and its related costs in fiscal 1993. The Company experienced a loss on this contract in fiscal 1995 due to higher than expected warranty costs. The Company also experienced a loss on this contract and its smaller related purchase order in fiscal 1994 due to its increased costs which caused the Company to adjust the percentage of revenue earned thereon.

The cost of revenue percentage for fiscal 1996 will be dependent upon the timing and mix of future contracts, some of which are currently under negotiation as described above.


Research and Development

                                          COST      % OF
                                          (000)    REVENUE
                                          -----    -------
                 1995 ................... $586        16%
                 1994 ...................  398        16
                 1993 ...................  205         3


The increase in research and development expense in fiscal 1995 as compared to the previous fiscal year is primarily attributable to the development of the Airborne Digital Camera. Contributing to the fiscal 1995 research and development expense were costs associated with the improvement of the Company's current products and other areas of research. The increase in research and development expense in fiscal 1994, as compared to fiscal 1993 is attributable to internal research performed by the Company for the development of new products and the improvement of current products. The Company also shared costs in a number of customer-funded product development projects during fiscal years 1995, 1994 and 1993, but did so to a lesser extent in fiscal 1995 than in either of the two preceding years. See Note
G of Notes to Consolidated Financial Statements. The most significant product resulting from these research and development expenditures in these three fiscal years was the ADC.

Management's goal is to have research and development average approximately 5% of revenue in future years, so as to continually improve its existing product line and develop new products that consistent with Management's growth plan, although Management realizes that it may be required to invest more than 5% of revenues into research and development, from time to time, in order to develop the products and services that the Company will require in order to meet its customers' needs and to establish steady growth in its level of operations and profits.

Selling and Administrative Expense
                                            COST        % OF
                                            (000)     REVENUE
                                            ------    -------
                1995 ...................... $1,473       41%
                1994 ......................    976       40
                1993 ......................  1,624       26

Selling and administrative expense increased in fiscal 1995 as compared to fiscal 1994 due to increased commission expense caused by the increase in international revenue in fiscal 1995 and increases in other marketing and selling costs. Selling and administrative expense decreased in fiscal 1994 in absolute terms as compared to fiscal 1993 while increasing as a percentage of revenue as compared to the previous year. The decline in absolute terms is due to a decline in commission expense caused by a decline in foreign revenue. The increase in selling and administrative expense as a percentage of revenue was due to the decline in revenue. Management intends to increase marketing and selling expenses, as called for in its business plan, in order to increase demand for its current and future products and services.

Interest

Interest expense increased in fiscal 1995 over the fiscal 1994 level primarily due to the Company's increased use of its line of credit.
Interest expense increased in fiscal 1994 as compared to fiscal 1993 due to the Company's use of its line of credit and due to increasing interest rates. Interest expense for fiscal 1996 will be dependent upon future interest rates and the extent to which the Company utilizes its line of credit during the year. Although Management anticipates using the line of credit in fiscal 1996 for the issuance of standby letters of credit, working capital and financing the Company's growth plan, Management expects interest expense to be less in fiscal 1996 than it was in fiscal 1995 due to an anticipated reduction in the use of the Company's line of credit.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's primary sources of liquidity were funds from operations and borrowings under a secured line of credit. At July 31, 1995, the Company had a $3,000,000 secured line of credit with availability subject to a formula that allowed borrowings and letters of credit totaling approximately $1,852,000 at July 31, 1995. The line of credit, which was to expire on November 30, 1995, had an interest rate of one-half percent over the bank's prime rate. During fiscal 1995, the Company required a waiver of the availability formula and waivers of certain covenants, which it received from its bank. As of July 31, 1995, the bank also waived violations of the tangible net worth, liquid asset to current liabilities and debt coverage covenants for the Company's line of credit resulting from the loss for the year.

On October 12, 1995, the Company and its bank reached a basic oral agreement on a new line of credit, with availability subject to a revised formula, and a new mortgage, both of which are anticipated to become effective at the end of October 1995. As the covenants relating to these two agreements have not yet been finalized, the Company has classified its total mortgage obligation as a current liability. The interest rate on both the new line of credit and the mortgage will increase to one and one-half percent over the bank's prime rate. The new line of credit agreement has a ceiling of $1,700,000 that will be reduced to $1,500,000 on December 1, 1995. The effect of the new availability formula is to reduce availability under the line of credit by approximately $115,000 subject to the new availability ceiling. The new mortgage requires the Company to make monthly payments of $3,583 for both principal and interest and has a balloon payment on November 1, 2000. See Note D of Notes to Consolidated Financial Statements.

When necessary, the Company has used short-term borrowings to finance contracts or receivables. At July 31, 1995, the Company had $642,000 outstanding under the line of credit, which was repaid in September 1995.
 The Company also uses its line of credit to support standby letters of credit that it issues as guarantees to its customers for their down payments to the Company. As of July 31, 1995, the Company had two standby letters of credit outstanding for a total of approximately $1,029,000.

Working capital decreased by approximately $760,000 during fiscal 1995 primarily as a result of the loss for the year. The Company incurred negative cash flow from operations during fiscal 1995 of $404,000 as a result of the loss for the year, increases in unbilled accounts receivable, and decreases in customer deposits offset in part by decreases in accounts receivable and inventory. The decrease in inventory is primarily attributable to the two standard product orders received by the Company in the last two months of fiscal 1995. See "Business Development - New Orders and Backlog". The majority of the fiscal 1995 fixed asset investment is attributable to the manufacture of equipment that will be used in the execution of the Company's growth plan.

The Company expects to invest approximately $300,000 for capital expenditures, primarily for equipment and software relating to the Company's growth plans, during fiscal 1996; but as of September 30, 1995, the majority of these expenditures had not yet been incurred. The Company also expects internal research and development costs to exceed the fiscal 1995 level in the upcoming year as additional products are developed and introduced. During fiscal 1996, the Company also expects to make significant investments in accordance with its growth plan in selling and administrative expense. These expenditures are vital to the future growth of the Company, and are expected to be funded by operations and the Company's line of credit.

Although Management believes that the Company has access to sufficient sources of cash to meet its needs for the foreseeable future, this belief is based upon Management's expectation that certain substantial contracts will be received by the Company in fiscal 1996 and that the Company will complete delivery and acceptance of a certain standard product order allowing the Company to cancel a $950,000 standby letter of credit and collect over $600,000 early in the second quarter of fiscal 1996. In the event the Company is not able to generate cash at a level sufficient to meet its anticipated needs and to reduce amounts outstanding under its bank line of credit, the Company may seek additional long-term financing from other sources or may explore other capital raising alternatives. If the receipt of such contracts and delivery and acceptance of such standard product order do not occur or are significantly delayed, or if the Company is unable to raise additional capital when needed, the Company's liquidity, financial position, results of operations and ability to successfully execute its growth plan will be materially adversely affected. Management believes that should the Company receive the expected contracts in fiscal 1996 and should an expansion of the current line of credit become required, the Company will be able to obtain such a credit line expansion.

Item 8.  Financial Statements and Supplementary Financial Data


                       INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
Daedalus Enterprises, Inc.
Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Daedalus Enterprises, Inc. and subsidiaries as of July 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Daedalus Enterprises, Inc. and subsidiaries at July 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note A to the financial statements, effective August 1, 1993, the Company changed its method for determining percentage-of-completion for revenue recognition.


/s/Deloitte & Touche LLP
--------
Deloitte & Touche LLP
Ann Arbor, Michigan
September 15, 1995

(October 12, 1995 as to the fifth paragraph of Note D)

                   Consolidated Statements of Operations

                                        Fiscal Years Ended July 31,
                                     ----------------------------------
                                       1995         1994        1993
OPERATING REVENUE
Standard Products ..................$2,339,540    $505,103   $2,614,275
Product Development................. 1,278,257   1,938,366    3,653,786
                                     ---------   ---------    ---------
                                     3,617,797   2,443,469    6,268,061
Other Income........................     6,574       9,608       37,143
                                     ---------   ---------    ---------
                                     3,624,371   2,453,077    6,305,204
Costs and Expenses
  Cost of revenue-standard products. 1,179,648 222,672 1,063,934 Cost of revenue-product
    development.....................   839,159   1,800,260    2,754,281
  Research and development-Note G...   586,466     398,390      205,043
  Selling and administrative........ 1,473,252     976,490    1,623,957
  Interest..........................    82,619      36,255       24,551
                                     ---------   ---------    ---------
                                     4,161,144   3,434,067    5,671,766
INCOME (LOSS) BEFORE INCOME TAXES
     AND CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE          (536,773)   (980,990)     633,438
Provision (Credit) for Income
  Taxes-Note E......................  (175,000)   (328,000)     179,000
                                       -------     -------      -------
      INCOME (LOSS) BEFORE CUMULATIVE
     CHANGE IN ACCOUNTING PRINCIPLE (361,773) (652,990) 454,438 Cumulative Change in Accounting
  Principle Net of Approximately
  $9,000 of Income Taxes-Note A.....         0      22,187            0
                                       -------     -------      -------
                NET INCOME (LOSS)... $(361,773)  $(630,803)    $454,438
                                        ======     =======      =======
NET EARNINGS (LOSS) PER SHARE
  Before Change in Accounting
    Principle.......................    $(0.70)     $(1.28)       $0.78
Cumulative Change in Accounting
  Principle-Note A..................      0.00        0.04         0.00
                                          ----        ----         ----
NET EARNINGS (LOSS) PER SHARE-Note I    $(0.70)     $(1.24)       $0.78
                                          ====        ====         ====
Pro Forma Amounts Assuming the Changes
  in Accounting Principle are
  Applied Retroactively
NET INCOME (LOSS)                    $(361,773)  $(652,990)    $397,037
                                       =======     =======      =======
NET INCOME (LOSS) PER SHARE             $(0.70)     $(1.28)       $0.68
                                          ====        ====         ====

See Notes to Consolidated Financial Statements

              Consolidated Statements of Stockholders' Equity

                                                 ADDITIONAL
                                      COMMON      PAID-IN       RETAINED
                                      STOCK       CAPITAL       EARNINGS
                                      ------     ---------     ---------
STOCKHOLDERS' EQUITY
Balances at July 31, 1992 .......... $4,955     $1,050,245    $2,038,760
  Net earnings......................                             454,438
  Stock issued pursuant to  employee
    stock plans--9,611 shares.......     96         33,257
  Cash dividends--$.13 per share....                             (65,321)
                                      -----      ---------     ---------
Balances at July 31, 1993...........  5,051      1,083,502     2,427,877
  Net loss .........................                            (630,803)
  Stock issued pursuant to employee
    stock plans--6,435 shares.......     64         20,643
  Cash dividends--$.15 per share....                             (76,189)
                                      _____      _________     _________
Balances at July 31, 1994...........  5,115      1,104,145     1,720,885
  Net loss .........................                            (361,773)
  Stock issued pursuant to employee
    stock plans--3,380 shares.......     34          8,986
  Cash dividends--$.17 per share....                             (87,320)
Balances at July 31, 1995........... $5,149     $1,113,131    $1,271,792
                                      =====      =========     =========

See Notes to Consolidated Financial Statements


                        Consolidated Balance Sheets

                                                       July 31,
                                                 --------------------
                                                  1995         1994
                                                  ----         ----
ASSETS
Current Assets
  Cash and cash equivalents..................    $76,797     $163,158
  Accounts receivable, less allowance
    of $2,500--Note B........................    112,401      661,427
  Unbilled accounts receivable--Note B.......  1,289,583      113,128
  Inventories--Note A........................    635,541    1,111,637
  Income taxes receivable....................          0      223,946
  Deferred tax asset--Note E.................     57,000       92,000
  Deposits...................................    131,000            0
  Other current assets.......................     39,496       30,464
                                               ---------    ---------
    TOTAL CURRENT ASSETS.....................  2,341,818    2,395,760

Property and Equipment--Note A
  Land.......................................    177,131      177,131
  Building...................................  1,433,898    1,432,661
  Machinery and equipment....................    807,222    1,190,708
  Special equipment..........................    455,649      218,805
                                               ---------    ---------
                                               2,873,900    3,019,305
Less accumulated depreciation................ (1,464,358)  (1,573,470)
                                               ---------    ---------
                                               1,409,542    1,445,835
Deferred Tax Asset--Note E...................     71,000            0
Other Assets--Note C.........................    108,057      199,639
                                               ---------    ---------
                                              $3,930,417   $4,041,234
                                               =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Note payable to bank--Note D...............   $642,000     $125,000
  Accounts payable...........................    163,531       75,943
  Accrued contract costs.....................     22,950       87,850
  Accrued compensation and related costs.....    150,401      151,252
  Accrued commissions........................    176,755       69,058
  Customer deposits..........................      9,652      156,099
  Reserve for product warranties.............     54,354       90,425
  Other accrued liabilities..................     38,094       41,183
  Current portion of long-term debt--Note D..    282,608       36,857
                                               ---------    ---------
     TOTAL CURRENT LIABILITIES...............  1,540,345      833,667
Long-term Debt--Note D.......................          0      278,422
Deferred Income Taxes--Note E................          0       99,000
Stockholders' Equity--Note F
  Common stock, $.01 par value
  Authorized - 2,000,000 shares
  Issued and outstanding - 514,913 shares
    (1994 - 511,533 shares)..................      5,149        5,115
Additional paid-in capital...................  1,113,131    1,104,145
Retained earnings............................  1,271,792    1,720,885
                                               ---------    ---------
                                               2,390,072    2,830,145
                                               ---------    ---------
                                              $3,930,417   $4,041,234
                                               =========    =========
See Notes to Consolidated Financial Statements

                   Consolidated Statements of Cash Flows

                                                 Years Ended July 31,
                                             -------------------------
                                               1995      1994      1993
Operating Activities:
  Net income (loss) before cumulative effect
  of change in accounting principle....    $(361,773) $(652,990) $454,438
  Adjustments to reconcile net income to net
   cash provided by operating activities,
   net of effect of change in accounting
   principle--
    Depreciation...........................  168,584    170,894   168,788
    Amortization of software...............   84,942    107,015   133,365
    Provision (credit) for deferred
      income taxes......................... (135,000)   (63,000)   32,000
    Net book value of special equipment sold.      0    124,466    59,037
    Loss on disposal of property and
      equipment............................    2,553        129     1,766
    Decrease (increase) in accounts
      receivable........................... (627,429)   407,966   705,423
    Decrease (increase) in inventories.....  476,096   (425,600)  170,580
    Decrease (increase) in income taxes
      receivable...........................  223,946   (139,947)  (22,000)
    Decrease (increase) in deposits and
      other assets......................... (133,392)     9,003    65,649
    Increase (decrease) in accounts payable
      and accrued liabilities..............   44,031   (212,655)  128,403
    Increase (decrease) in customer
      deposits............................. (146,447)   154,179(1,593,032)
                                             -------    ------- ---------
CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES................. (403,889)  (520,540)  304,417

Investing Activities:
  Purchase of property and equipment....... (134,844)  (222,327) (297,020)
  Investment in capitalized software.......        0    (44,692) (234,007)
                                             -------     -------  -------
CASH USED IN INVESTING ACTIVITIES.......... (134,844)  (267,019) (531,027)

Financing Activities:
  Proceeds from line of credit............ 2,572,000    970,000         0
  Principal payments on line of credit....(2,055,000)  (845,000)        0
  Payments on long-term debt...............  (32,671)   (36,820)  (35,564)
  Proceeds of stock issued pursuant to
    warrants, stock options and Stock
    Purchase Plan..........................    9,020     20,707    33,353
    Dividends paid.........................   40,977     76,189    65,321
    Decrease in restricted cash............        0          0   749,677
                                           ---------    -------   -------
CASH PROVIDED BY FINANCING ACTIVITIES......  452,372     32,698   682,145
                                             -------    -------   -------
Increase (decrease) in cash................  (86,361)  (754,861)  455,535
Cash and cash equivalents at beginning
   of year.................................  163,158    918,019   462,484
                                             -------    -------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR...  $76,797   $163,158  $918,019
                                              ======    =======   =======

See Notes to Consolidated Financial Statements.

                Notes to Consolidated Financial Statements

Note A - Significant Accounting Policies

A summary of the significant accounting policies followed by Daedalus Enterprises, Inc. (the "Company") in preparation of the consolidated financial statements is set forth below:

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Upon consolidation, all intercompany accounts, transactions, and profits are eliminated.

Revenue recognition. Revenue on major contracts is recognized using the percentage-of-completion method based upon the cost incurred as a percentage of the total estimated cost, whereby revenue and related costs are recognized throughout the performance period of the contract. If estimated total costs on any contract indicate a loss, the entire amount of the estimated loss is recognized immediately.

Effective August 1, 1993, the Company changed from completed component to cost incurred as a percentage of the total estimated cost as the method for determining percentage completion for revenue recognition on standard product contracts. The Company believes that, due to the increased complexity of its standard product contracts, percentage-of-completion, based on cost incurred as a percentage of total estimated cost, provides a better matching of revenue and earnings with the related economic activity of the Company. The cumulative effect of this accounting change reduced the loss by $22,187, or $.04 per share, for fiscal 1994.

Prior to August 1, 1993, standard product sales made pursuant to either contracts calling for multiple item deliveries or pursuant to international letters of credit were recognized as sales in the period in which each item of equipment passed certain inspections as specified in the terms of the contract or letter of credit.

Contract research revenue from U.S. Government agencies (see Note J) generally provides for reimbursement of costs plus fees. Revenue, fees and profits on such contracts are recognized as costs are incurred. Reimbursable contract costs (including overhead and general and administrative expenses) are generally subject to audit and adjustment by negotiation between the Company and U.S. Government representatives. Revenue under these contracts is recorded at amounts that are expected to be realized upon the final settlement with any adjustments to revenue reflected in the year of settlement. Some development contracts involve cost-sharing by the Company. The Company recognizes its share of these costs, which are classified as research and development, as revenue is recorded.

Cash and cash equivalents. The Company considers all highly liquid securities purchased with an original maturity date of three months or less to be cash equivalents.

Inventories. Inventories, principally work-in-process and purchased parts, are stated at the lower of first-in, first-out cost or market. Inventory at July 31, 1995 and 1994 included work-in-process of approximately $91,000 and $518,000, respectively, with the remainder consisting of raw materials and subassemblies.

Property and equipment. Property and equipment is stated at cost and depreciated over the useful life by the straight-line method. Machinery and equipment includes construction-in-progress, relating to a multispectral scanner system, in the amount of approximately $143,000 at July 31, 1994. There was no construction-in-progress at July 31, 1995.

Special equipment consists of equipment manufactured by the Company and includes direct manufacturing costs and overhead. Such equipment which is used in manufacturing or research activities of the Company is normally made available for sale by the Company. Therefore, revenue from the sale of such equipment, if any, is included in revenue and the depreciated cost is included in cost of revenue. During the fiscal year ended July 31, 1994, the Company transferred to work-in-process one such system with a cost of approximately $124,000. During the fiscal year ended July 31, 1993, the Company sold one such system with a net book value of approximately $59,000.

Capitalized software. The capitalized software costs consist of costs incurred for internally developed software to be sold as part of standard products or used in customer-funded product development contracts. Capitalization begins upon the establishment of technological feasibility. The ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by Management with respect to certain external factors, anticipated future gross revenue, estimated economic life, and changes in hardware and software technology.

Capitalized software is amortized on a product-by-product basis over the related sales on a per-unit basis with minimum amortization based on the straight-line method over an estimated five year useful life.

Note B - Accounts Receivable

Accounts receivable includes approximately $96,000 and $86,000 at July 31, 1995 and 1994, respectively, from agencies of the Federal Government that will be paid upon the completion and audit of the cost plus fixed-fee contracts between the Company and the government agencies.

Unbilled accounts receivable represent revenue recognized using the percentage-of-completion method, which are not yet billable under the terms of the contract. These amounts become billable based on contract terms either upon shipment of the items, presentation of invoices, or completion of the contract. The cost of such revenue is determined generally by separate job cost accounts and involves no deferral of costs.

To prevent foreign currency transaction losses, international sales are contracted in U.S. dollars and large standard product contracts are secured by irrevocable letters of credit. The Company also receives substantial deposits on large sales to international customers.

Note C - CAPITALIZED SOFTWARE

Other assets include approximately $105,000 and $190,000 of unamortized software AT July 31, 1995 and 1994, respectively. In fiscal 1994 and 1993, the Company capitalized software costs of $45,000 and $234,000, respectively, associated with new products. No software was capitalized in fiscal year 1995.

Note D - Note Payable and Long-term Debt

On July 31, 1995, the Company had a $3,000,000 line of credit, secured by the assets of the Company, with a bank, with availability subject to a formula, expiring November 30, 1995, bearing interest at 1/2 percent above the bank's prime rate (effective rate of 9.25% and 7.75% at July 31, 1995 and 1994, respectively). At July 31, 1995, the Company had approximately $1,852,000 available pursuant to the line of credit with an outstanding balance under this line of credit of $642,000 with an additional $1,029,420 of the line reserved to support existing standby letters of credit. The outstanding balance was $125,000 at July 31, 1994.

The Company had a maximum balance outstanding of $1,087,000 and $475,000 during fiscal 1995 and 1994, respectively. The average outstanding balance and interest rate in fiscal 1995 and 1994 was $589,322 and 9.34% and $89,685 and 6.65%, respectively.

The line of credit agreement includes certain financial covenants some of which require the Company to maintain a certain tangible net worth level and certain liquid asset to current liability and debt coverage ratios. At July 31, 1995 the Company was not in compliance with these covenants. The Company has obtained a waiver from its bank for its violations at July 31, 1995. The next measurement date regarding financial covenants is October 31, 1995.

The Company has a mortgage with a balance of $282,608 and $315,279 as of July 31, 1995 and 1994, respectively, bearing interest at one-half percent over prime (effective rate of 9.25% and 7.75% at July 31, 1995
and 1994, respectively).   Monthly payments on the mortgage are $5,000
for both interest and principal with the mortgage being due on March 1, 1996.

On October 12, 1995, the Company and its bank reached a basic oral agreement on a new line of credit, with availability subject to a revised formula, and a new mortgage, both of which are anticipated to become effective at the end of October 1995. As the covenants relating to these two agreements have not yet been finalized, the Company has classified its total mortgage obligation as a current liability. The interest rate on both the new line of credit and the mortgage will increase to one and one-half percent over the bank's prime rate. The new line of credit agreement has a ceiling of $1,700,000 that will be reduced to $1,500,000 on December 1, 1995. The effect of the new availability formula is to reduce availability under the line of credit by approximately $115,000 subject to the availability ceiling. The new mortgage requires the Company to make monthly payments of $3,583 for both principal and interest and has a balloon payment on November 1, 2000. Aggregate annual maturities of long-term debt based on the refinanced mortgage interest rate of 10.25% are as follows:

           FISCAL YEAR            MATURITY
           -----------            --------
           1996.................   $20,246
           1997.................    12,495
           1998.................    18,533
           1999.................    20,525
           2000.................   210,809
                                  --------
                                  $282,608
                                  ========

Interest paid on all debt was approximately $83,000, $36,000 and $25,000 in fiscal 1995, 1994 and 1993, respectively.

Note E - Income Taxes

Provision (credit) for income taxes is made up of the following components:

                              1995        1994       1993
                             -----       -----     ------
Current.................. $ (40,000)   $     0   $147,000
Deferred:
  Tax (benefit) expense..  (135,000)   (63,000)    32,000
  Benefit of net operat-
   ing loss carryback....         0   (265,000)         0
                            -------    -------    -------
PROVISION (CREDIT)
   FOR INCOME TAXES...... $(175,000) $(328,000)  $179,000
                           ========    =======    =======

A reconciliation of the provision (credit) for income taxes and the amount computed by applying the statutory federal income tax rates to earnings is as follows:

                              1995        1994         1993
                             ------      ------       ------
Federal income tax on earn-
 ings at statutory rates
 (35% in 1995 and 1994 and
 34% in 1993)............. $(188,000)  $(343,000)   $215,000
Effect of federal tax rate
 difference as the result
 of surtax exemptions.....     6,000       9,000           0
Benefit of Foreign Sales
 Corporation..............   (10,000)     (5,000)    (41,000)
 Other....................    17,000      11,000       5,000
                              ------      ------      ------
PROVISION (CREDIT) FOR
 INCOME TAXES............. $(175,000)  $(328,000)   $179,000
                             =======     =======     =======

The Company paid $11,000 and $270,000 in federal corporate income taxes in fiscal years 1994 and 1993, respectively. No federal corporate tax payments were made in fiscal year 1995.

The temporary differences that give rise to deferred tax assets and liabilities at July 31, 1995 and 1994 are as follows:

                               DEFERRED TAX ASSET (LIABILITY)
                           -------------------------------------
                                1995                  1994
                           --------------       ----------------
                            SHORT-  LONG-       SHORT-     LONG
                             TERM   TERM         TERM      TERM
                            -----   -----       ------     -----
Net operating loss carry-
 forward.................         $199,000     $23,000
Accrued  personal leave..  $23,000              24,000
Inventory reserve.......... 18,000              19,000
Warranty reserve........... 16,000              26,000
Capitalized software.......        (30,000)             $(55,000)
Depreciation...............        (58,000)              (44,000)
Other......................        (40,000)
                            ------  ------      ------    ------
                           $57,000 $71,000     $92,000  $(99,000)
                            ======  ======      ======    ======

No valuation allowance was considered necessary as of July 31, 1995 and 1994. At July 31, 1995, the Company had approximately $592,000 of net operating loss carryforward for tax purposes as follows:

                  EXPIRATION        NET OPERATING
                     DATE               LOSS
                  -------------------------------
                     2009              $42,000
                     2010              550,000
                                    -------------
                                      $592,000
                                    =============

NOTE  F - Warrants, Options and Stock Purchase Plans

The Company reserved 100,000 shares of common stock for sale to eligible employees through payroll deductions over six-month periods pursuant to the 1983 Employee Stock Purchase Plan (the "Purchase Plan"). The purchase price is the lower of 90% of the fair market value of the stock on the first or last day of the purchase period. Under the Purchase
Plan, 3,079,   913 and 3,111 shares were issued during fiscal 1995, 1994
and 1993 at an average price of $3.56, $4.66 and $4.85 per share, respectively. At July 31, 1995 and 1994, there were 67,488 and 70,824 shares, respectively, available for future purchase.

The Company has an incentive stock option plan established in 1983 and a long-term incentive plan and a non-employee director stock option plan established in 1995 (collectively the "Plans"). The long-term incentive plan provides for the granting of options, restricted stock and/or performance awards to key employees and the non-employee director plan provides for the granting of options to outside members of the board of directors to purchase common stock of the Company at the fair value at the date of the grant. There are 64,000 and 21,000 shares of common stock reserved under the 1995 incentive stock option plan and the 1995 non-employee director stock option plan, respectively. There are outstanding options and stock appreciation rights under the 1983 incentive stock option plan; however, no additional options can be granted under this plan. Options granted pursuant to the Plans are generally exercisable ratably over a three to five year period and expire after ten years.

Transactions under the Plan during fiscal years 1995, 1994 and 1993 were as follows:

                                   NUMBER             OPTION
                                  OF SHARES           PRICE
                                  ---------       -------------
Outstanding July 31, 1992.......    92,500        $2.75 - $7.00
Options exercised...............    (6,500)       $2.75 - $3.00
Options cancelled...............    (4,500)       $3.00 - $7.00
                                    ------
Outstanding July 31, 1993.......    81,500        $2.75 - $7.00
Options exercised...............    (4,000)            $3.00
Options cancelled in connec-
  tions with SARs...............    (5,250)            $3.00
Options canceled................    (1,000)            $7.00
                                    ------
Outstanding July 31, 1994.......    71,250        $2.75 - $7.00
Options granted to non-employee
  directors.....................    12,000             $3.94
Options exercised...............      (950)            $3.00
Options cancelled...............    (5,100)       $3.00 - $6.75
                                    ------
Outstanding July 31, 1995.......    77,200        $2.75 - $7.00
                                    ======

All of the outstanding options at July 31, 1995 and 1994 are exercisable. Of the 77,200 shares covered by outstanding options at July 31, 1995, 40,200 were accompanied by stock appreciation rights. In addition to options granted under the Plans, non-qualified options to purchase 105,000 shares have been issued to three officers of the Company at $5.00 per share which expire on December 31, 1996. Total shares of common stock reserved pursuant to the Purchase Plan, the Plans and the non-qualified options were 322,688.

Note G - Customer-funded Product Development

The Company is engaged in customer-funded product development projects in which the Company shares a portion of the cost of developing the technology and retains all rights to the technology. The Company earned product development revenue of approximately $1,278,000, $1,938,000 and $3,654,000 while incurring related cost of revenue of approximately $839,000, $1,800,000 and $2,754,000 in fiscal years 1995, 1994 and 1993, respectively. In addition to these costs of revenue, the Company performed internal research and development of approximately $74,000, $144,000 and $179,000 related to the customer-funded product development project in such years.

Note H - Pension Plan

The Company has a qualified defined contribution plan ("Pension Plan") and a 401(k) employee savings plan ("Savings Plan") covering all employees meeting age and length of service requirements. The Pension Plan provides only for Company contributions of 10% of the active participants' eligible wages. Pension expense, which is funded quarterly, was $135,000, $139,000 and $151,000 in 1995, 1994 and 1993,
respectively. The Savings Plan requires no Company contributions; however, the Company may make contributions at the discretion of the Board of Directors. No contributions were made to the Savings Plan during fiscal years 1995, 1994 or 1993. The Company has no other postretirement benefits.

Note I - Earnings Per Share

The Company uses the modified treasury stock method to calculate primary earnings per share. No adjustment was made to either the net loss or the number of shares outstanding for common stock equivalents in calculating earnings per share for fiscal 1995 and 1994 as such adjustments would have been antidilutive. Net income for fiscal year 1993 was adjusted, using the modified treasury stock method, for interest expense eliminated, and for additional interest income, on the assumed proceeds from the exercise of common stock equivalents in excess of 20% of the Company's outstanding common stock. Such adjusted net income is divided by the average adjusted common stock and common stock equivalents outstanding to determine the earnings per share for fiscal year 1993. Common stock equivalents include shares issuable upon exercise of the Company's qualified and non-qualified stock options and warrants. Weighted average number of shares outstanding and earnings per share for the three years ended July 31 are computed as follows:

                                  1995        1994        1993
                                 ------      ------      ------
Weighted average number of
 shares outstanding............  513,287     506,750     501,208
Additional shares using the
 modified treasury stock
 method........................        0           0     100,730
                                 -------     -------     -------
AVERAGE NUMBER OF SHARES
  OUTSTANDING AND EQUIVALENTS..  513,287     506,750     601,938
                                 =======     =======     =======
Net income (loss)..............$(361,773)  $(630,803)   $454,438
Increase in interest income
 using modified treasury
 stock method..................        0           0           0
Reduction of interest expense
 using the modified treasury
 stock method..................        0           0      12,185
                                 -------     -------     -------
   ADJUSTED NET INCOME (LOSS)  $(361,773)  $(630,803)   $466,623
                                 =======     =======     =======
   EARNINGS (LOSS) PER SHARE      $(0.70)     $(1.24)      $0.78
                                    ====        ====        ====

There was no material difference between primary and fully diluted earnings per share for the periods presented.

Note J - Segment Information

The Company manufactures products for, and performs development projects in, the field broadly described as "remote sensing". Remote sensing is defined as the detection or measurement of various physical parameters of an object or system without direct contact with the object or system being observed. The principal products manufactured by the Company are airborne imaging systems which are installed in aircraft for acquisition of data on environmental parameters. A principal application of the Company's remote sensing products has been the measurement of environmental parameters in support of pollution control programs and environmental impact studies.

The Company is also engaged in customer-funded projects for the development of advanced systems in the remote sensing field. Some of these projects lead to the incorporation of newly developed technology into the standard product line. These two portions of the business are conducted by the same pool of personnel using the same operating space and equipment and constitute a single industry segment. The following table sets forth information with respect to domestic and international sales of the Company's products and services:


                               1995        1994        1993
                              ------      ------      ------
International--
   Government agencies
       Europe............. $2,255,232  $ 916,314  $4,689,800
       Other..............     43,299      4,898           0
                            ---------    -------   ---------
                            2,298,531    921,212   4,689,800
   Industry...............      7,377        454     608,400
                            ---------    -------   ---------
                            2,305,908    921,666   5,298,200
Domestic--
   U.S. Government agencies 1,228,389  1,521,666     964,861
   Other..................     83,500        137       5,000
                            ---------  ---------   ---------
                            1,311,889  1,521,803     969,861
                            ---------  ---------   ---------
                           $3,617,797 $2,443,469  $6,268,061
                            =========  =========   =========

The Company's revenue each year is derived from a small number of high dollar value equipment sales and contracts with a relatively small number of customers. These customers change from year-to-year and no single customer has generated a majority of the Company's revenue during any consecutive years. Sales to major customers in each of the three years ended July 31, 1995 are as follows:

                                    FISCAL YEAR ENDED JULY 31,
CUSTOMER  DESCRIPTION                 1995      1994    1993
                                     ------    ------  ------
                                           (in thousands)
European standard product customer    $1,152       0       0
European standard product customer       917       0       0
European product development customer     90   $ 624  $3,446
European standard product customer         0      35     912
U.S. Government....................... 1,228   1,522     965


Item 9. Changes in and disagreements on accounting and financial disclosure

None

                                 PART III


Item 10.    Directors and Executive Officers of the Company

The information included in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Securities Reporting" and "Election of Directors" and under the subheading "Certain Information Regarding Nominees" is incorporated herein by reference.


Item 11.    Executive Compensation

The information included in the Company's Proxy Statement under the caption "Election of Directors - Compensation of Executive Officers" is incorporated herein by reference.


Item 12. Security ownership of certain beneficial owners and management

The information included in the Company's Proxy Statement under the captions "Principal Stockholders" and "Election of Directors - Stock Ownership of Management" is incorporated herein by reference.


Item 13.    Certain Relationships and related transactions

NONE


                                  PART IV


Item 14. Exhibits, Financial Statement Schedules, and reports on form 8-K.

(a)  Financial Statements, Financial Statement Schedules and
Exhibits

      1) The following consolidated financial statements are included in response to Item 8 of this report.

      Independent Auditors' Report

      Consolidated Statements of Operations and Stockholder's
      Equity for the years ended July 31, 1995, 1994 and 1993

      Consolidated Balance Sheets--July 31, 1995 and 1994

      Consolidated Statements of Cash Flows for the years ended July 31, 1995, 1994 and 1993

      Notes to Consolidated Financial Statements

      2) Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or notes thereto.

      3) The exhibits filed herewith are set forth in the Index to Exhibits which is incorporated herein by reference.

(b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended July 31, 1995.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DAEDALUS ENTERPRISES, INC.

                               By: /S/ Thomas R. Ory
                                  Thomas R. Ory,
                                  President
October 23, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/S/ Thomas R. Ory             /S/ Charles G. Stanich
   Thomas R. Ory                 Charles G. Stanich
   President                     Vice President-Research &
   (Chief Executive Officer)     Development (Chief Operating
   Director                      Officer)
   October 23, 1995              Director
                                 October 23, 1995

/S/ Vincent J. Killewald      /S/ John D. Sanders
   Vincent J. Killewald          John D. Sanders
   Vice President-Finance        Chairman of the Board
   Treasurer                     Director
   (Chief Financial &            October 23, 1995
   Accounting Officer)
   October 23, 1995

/S/ William S. Panschar       /S/ Philip H. Power
   William S. Panschar           Philip H. Power
   Director                      Director
   October 23, 1995              October 23, 1995

------------------------
   Garry D. Brewer
   Director
   October   , 1995

                             INDEX TO EXHIBITS

Exhibit
No.         Description

3.01 Certificate of Incorporation of the Company, with all amendments thereto, as presently in effect
            (filed as exhibit 3.01 to the 1994 Form 10-K and incorporated herein by reference)

3.02 Bylaws of the Company, with all amendments thereto, as presently in effect (filed as exhibit 3.02 to the 1994 Form 10-K and incorporated herein by reference)

4.42 Revolving Credit, Overline and Term Loan Agreement dated March 1, 1991, between the Company and Manufacturers National Bank, Ann Arbor, providing a Term Loan in the amount of $425,000 and a Revolving Credit Note in the amount of $2,500,000 with an allowance to temporarily increase the revolving loan by $1,000,000 (filed as exhibit 4.42 to the Company's Quarterly Report on Form 10-Q for the second quarter of fiscal 1991 and incorporated herein by reference)

4.43 Real Estate Mortgage in the amount of $425,000 dated March 1, 1991, between the Company and Manufacturers National Bank, Ann Arbor (formerly filed as exhibit 4.43, Term Note, to the Company's Quarterly Report on Form 10-Q for the second quarter of fiscal 1991 and incorporated herein by reference)

4.44 Revolving Credit Note in the amount of $2,500,000 dated March 1, 1991, between the Company and Manufacturers National Bank, Ann Arbor (filed as exhibit 4.44 to the Company's Quarterly Report on Form 10-Q for the second quarter of fiscal 1991 and incorporated herein by reference)

4.45 Overline Note in the amount of $1,000,000 dated March 1, 1991, between the Company and Manufacturers National Bank, Ann Arbor (filed as exhibit 4.45 to the Company's Quarterly Report on Form 10-Q for the second quarter of fiscal 1991 and incorporated herein by reference)

4.46 First Amendment to Real Estate Mortgage dated December 23, 1991 between the Company and Manufacturers Bank, N.A. (filed as exhibit 4.46 to the Company's Quarterly Report on Form 10-Q for the second quarter of fiscal 1992 and incorporated herein by reference)

4.47 First Amendment to Revolving Credit, Overline Credit and Term Loan Agreement and Revolving Credit Note between the Company and Manufacturers Bank, N.A. dated December 23, 1991 (filed as exhibit 4.47 to the Company's Quarterly Report on Form 10-Q for the second quarter of fiscal 1992 and incorporated herein by reference)

4.48 Overline Note in the amount of $3,000,000 dated December 23, 1991 between the Company and Manufacturers Bank, N.A. (filed as exhibit 4.48 to the Company's Quarterly Report on Form 10-Q for the second quarter of fiscal 1992 and incorporated herein by reference)

4.49 Revolving Credit Note in the amount of $2,500,000 dated December 23, 1991 between the Company and Manufacturers Bank, N.A. (filed as exhibit 4.49 to the Company's Quarterly Report on Form 10-Q for the second quarter of fiscal 1992 and incorporated herein by reference)

4.50 Second Amendment to Revolving Credit, Overline Credit and Term Loan Agreement and Revolving Credit Note between the Company and Comerica Bank, formerly known as Manufacturers Bank, N.A., dated November 30, 1992 (filed as exhibit 4.50 to the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 1993 and incorporated herein by reference)

4.51 Third Amendment to Revolving Credit, Overline Credit and Term Loan Agreement, between the Company and Comerica Bank, dated November 30, 1993 (filed as exhibit 4.51 to the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 1994 and incorporated herein by reference)

4.52 Revolving Credit Note in the amount of $3,000,000 dated November 30, 1993, between the Company and Comerica Bank (filed as exhibit 4.52 to the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 1994 and incorporated herein by reference)

4.53 Revolving Credit Note in the amount of $3,000,000 dated November 30, 1994, between the Company and Comerica Bank (filed as exhibit 4.53 to the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 1995 and incorporated herein by reference)

10.60*      1983 Incentive Stock Option Plan (filed as exhibit
            10.60 to the 1994 Form 10-K and incorporated herein by reference)

10.605* Form of Warrant issued to Directors (filed as exhibit 10.605 to the 1994 Form 10-K and incorporated herein by reference)

10.606* Warrant issued to Mr. William S. Panschar (filed as exhibit 10.606 to the 1992 Form 10-K and incorporated herein by reference)

10.607*     Non-Qualified Stock Option Agreement with Mr.
            Thomas R. Ory, dated November 8, 1989 (filed as exhibit 10.607 to the 1993 Form 10-K and incorporated herein by reference)

10.608*     Non-Qualified Stock Option Agreement with Mr.
            Charles G. Stanich, dated November 8, 1989 (filed as exhibit 10.608 to the 1993 Form 10-K and incorporated herein by reference)

10.609*     Non-Qualified Stock Option Agreement with Mr.
            Vincent J. Killewald, dated October 25, 1991 (filed as exhibit 10.609 to the 1993 Form 10-K and incorporated herein by reference)

10.610* Long-term Incentive Plan (filed as exhibit 10.610 to the 1994 Form 10-K and incorporated herein by reference)

10.611* Stock Option Plan for Nonemployee Directors (filed as exhibit 10.611 to the 1994 Form 10-K and incorporated herein by reference)

10.612*     Form of Senior Officer Severance Agreement with
            Messrs. Ory, Stanich and Killewald, dated June 21,
            1995 (filed herewith)

10.901      Teaming agreement between the Company and Coastal
            Environmental Services, Inc., dated March 17, 1994.
            (filed as exhibit 10.901 to the 1994 Form 10-K and incorporated herein by reference)

10.90 Agreement between the Company and James W. Sewall Company, dated March 25, 1994, for the development of the Airborne Digital Camera and related software for pipeline right-of-way monitoring and other applications (filed as exhibit 10.902 to the 1994 Form 10-K and incorporated herein by reference)

10.903      Teaming agreement between the Company and Pacific
            Meridian Resources, dated August 17, 1994 (filed as exhibit 10.903 to the 1994 Form 10-K and incorporated herein by reference)

11.01       Computation of Earnings Per Share (filed herewith)

21.01       Subsidiaries of the Company (filed herewith)

23.01       Consent of Deloitte & Touche LLP (filed herewith)

27.01 Financial Data Schedule (filed herewith--EDGAR filing only)

*Company's management contracts and compensatory plans and arrangements which are required to be filed as exhibits to this Form 10-K.

      The Company will furnish to its stockholders a copy of any of the exhibits listed above upon written request and upon payment of a reasonable fee (limited to the Company's reasonable expenses in furnishing such exhibits). Request for exhibits may be directed to Vincent J. Killewald, Vice President-Finance, Daedalus Enterprises, Inc., P.O. Box 1869 Ann Arbor, MI 48106.