Form 10-K/A
period 1995-07-31
DAEDALUS ENTERPRISES INC
filed 1995-10-31
CIK 26537

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-K/A1

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

      This Amendment to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, is being filed in order to file with the Commission Exhibit 10.612, which was inadvertently omitted from the initial filing of such Annual Report.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DAEDALUS ENTERPRISES, INC.

                                       By: /S/ Thomas R. Ory
                                          Thomas R. Ory, President
October 31, 1995



                             INDEX TO EXHIBITS

Exhibit
No.         Description

10.612* Form of Senior Officer Severance Agreement with Messrs. Ory, Stanich and Killewald, dated June 21, 1995 (filed herewith)