Form 10-Q
period 1995-10-31
DAEDALUS ENTERPRISES INC
filed 1995-12-13
CIK 26537

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 1995      Commission File Number 0-8193

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ------ to ------


                        DAEDALUS ENTERPRISES, INC.
          (Exact name of registrant as specified in its charter)

           DELAWARE                                38-1873250
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

            P.O. Box 1869
      Ann Arbor, Michigan 48106                    (313) 769-5649
(Address of principal executive offices)    (Registrant's telephone no.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]      No [ ]

Number of shares outstanding of common stock, $.01 par value, as of
December 8, 1995:   515,654 shares

                      PART I - FINANCIAL INFORMATION

                DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                                   Three Months Ended
                                                       October 31,
                                                   ------------------
                                                    1995        1994
                                                   ------      ------
Operating Revenue
   Standard products.............................$ 488,576    $30,901
   Product development...........................   64,692    376,488
                                                  --------    -------
                                                   553,268    407,389
Other Income.....................................      325      2,148
                                                  --------    -------
                                                   553,593    409,537
Cost and Expenses
   Cost of revenue - standard products...........  346,815      8,818
   Cost of revenue - product development.........   66,514    208,878
   Research and development......................  117,529    267,719
   Selling and administrative....................  303,994    360,447
   Interest......................................   16,383     11,314
                                                  --------    -------
                                                   851,235    857,176
                                                   -------    -------
                      LOSS BEFORE INCOME TAXES    (297,642)  (447,639)
Credit for Income Taxes - Note D.................  (17,000)  (151,000)
                                                   -------    -------
                                      NET LOSS   $(280,642) $(296,639)
                                                   =======    =======
                   NET LOSS PER SHARE - Note F     $ (0.54)   $ (0.58)
                                                      ====       ====
                 DIVIDENDS DECLARED PER SHARE      $  0.00    $  0.08
                                                      ====       ====

The accompanying notes are an integral part of these condensed financial statements

                DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                 October 31,    July 31,
                                                    1995          1995
                                                  ---------    ---------
                                                 (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents..................... $  116,508  $    76,797
  Accounts receivable, less allowance of $2,500.    198,090      112,401
  Unbilled accounts receivable - Note C.........    613,948    1,289,583
  Inventories  - Note C.........................    656,200      635,541
  Deferred tax asset............................     57,000       57,000
  Deposits......................................          0      131,000
  Other current assets..........................     39,356       39,496
                                                  ---------  -----------
         TOTAL CURRENT ASSETS                     1,681,102    2,341,818
Property and Equipment:
  Land..........................................    177,131      177,131
  Building......................................  1,433,898    1,433,898
  Machinery and equipment.......................    819,105      807,222
  Special equipment.............................    459,151      455,649
                                                 ----------  -----------
                                                  2,889,285    2,873,900
  Less accumulated depreciation................. (1,511,277)  (1,464,358)
                                                 ----------  -----------
                                                  1,378,008    1,409,542
Deferred Tax Asset..............................     88,000       71,000
Other Assets....................................     88,574      108,057
                                                 ----------  -----------
                                                 $3,235,684  $ 3,930,417
                                                 ==========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Note payable to bank - Note E................. $  405,000     $642,000
  Accounts payable..............................     65,566      163,531
  Accrued contract costs........................     22,950       22,950
  Compensation and related accounts.............    133,033      150,401
  Accrued commissions...........................    115,874      176,755
  Customer deposits.............................          0        9,652
  Reserve for product warranties................     49,523       54,354
  Other accrued liabilities.....................     58,084       38,094
  Current portion of long-term debt - Note E....     32,588      282,608
                                                   --------     --------
                      TOTAL CURRENT LIABILITIES     882,618    1,540,345
Long-term Debt - Note E.........................    241,635            0
Stockholders' Equity:
  Common stock, $.01 par value
    Authorized--2,000,000 shares
    Issued and outstanding--515,654 shares
           (July 31, 1995--514,913 shares)......     5,157        5,149
  Additional paid-in capital.................... 1,115,124    1,113,131
  Retained earnings.............................   991,150    1,271,792
                                                 ---------    ---------
                                                 2,111,431    2,390,072
                                                 ---------    ---------
                                                $3,235,684   $3,930,417
                                                 =========    =========

The accompanying notes are an integral part of these condensed financial statements

                DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED

                                             Increase (Decrease) in Cash
                                                    Three Months Ended
                                                       October 31,
                                                  1995           1994
                                             -------------   ------------
Operating Activities
  Net loss................................    $ (280,642)    $ (296,639)
  Adjustments to reconcile net income to
    net cash used in opearting activities
      Depreciation........................        46,919         38,364
      Amortization of software............        17,997         24,198
      Increase in deferred tax asset......       (17,000)      (151,000)
      Decrease in accounts receivable.....       589,946        194,605
      Increase in inventory...............       (20,659)       (38,546)
      Decrease (increase) in other assets.       132,626         (1,206)
      Decrease in accounts payable and
        accrued expenses..................      (161,055)       (56,253)
      Decrease in customer deposits.......        (9,652)      (108,842)
                                                ---------      ---------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES  298,480       (395,319)
                                                ---------      ---------
Investing Activities
  Purchase of property and equipment.......      (15,385)       (52,482)
                                                ---------      ---------
          CASH (USED IN) INVESTING ACTIVITIES    (15,385)       (52,482)
                                                ---------      ---------
Financing Activities
  Proceeds from revolving line of credit....     610,000        631,000
  Payments on revolving line of credit......    (847,000)      (255,000)
  Payments on long-term debt................      (8,385)        (8,474)
  Proceeds of stock issued pursuant to
    stock option and stock purchase plan....       2,001          1,714
                                                ---------      ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES (243,384)       369,240
                                                ---------      ---------
Increase (Decrease) in Cash.................      39,711        (78,561)
Cash and Cash Equivalents at Beginning
  of Year...................................      76,797        163,158
                                                ---------      --------
CASH AND CASH EQUIVALENTS AT END OF QUARTER     $116,508       $ 84,597
                                                =========      ========

The accompanying notes are an integral part of these condensed financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
October 31, 1995

Note A - Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results of operation, financial position and cash flows for the periods presented. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information necessary to be in conformity with generally accepted accounting principles.

Reference is made to the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for the year ended July 31, 1995.

The results of operations for the three months ended October 31, 1995 are not necessarily indicative of the results to be expected for the full year.

Note B - Unbilled Accounts Receivable

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

Note C - Inventory

Inventory includes work-in-process of approximately $111,000 and $91,000 as of October 31, 1995 and July 31, 1995, respectively. The remaining inventory consists of parts and subassemblies, both purchased and manufactured, that could be used in the manufacturing process or sold as spare parts.

Note D - Income Taxes

The Company's provision for income taxes for the period ended October 31, 1994 was determined using the Company's estimated annual effective rate. The difference between the Company's effective rate and the statutory rate of 35% is primarily due to surtax exemptions.

For the period ended October 31, 1995, the Company has limited the recognition of credit for income taxes due to the cumulative losses realized in recent years. The Company generated a valuation allowance of $84,000 in the quarter ended October 31, 1995. The valuation allowance relates to net operating loss generated in the current fiscal year.

Note E- Revolving Credit

On October 31, 1995, the Company had a $1,700,000 line of credit with a bank, with availability subject to a formula, bearing interest at one and one-half percent above the bank's prime rate. The formula is the appraised value of the Company's building, $1,712,000, less the amount of the mortgage plus 75% of qualified accounts receivable and 50% of qualified unbilled accounts receivable. As of October 31, 1995, total availability was approximately $1,476,000 pursuant to this availability formula. The Company had an outstanding balance under this line of credit of approximately $405,000 and $642,000 at October 31 and July 31, 1995 with an additional $1,029,420 of the line reserved to support existing standby letters of credit at October 31 and July 31, 1995.

The line of credit agreement includes certain covenants requiring the Company to maintain a minimum tangible effective net worth and minimum liquid asset to current liability and debt coverage ratios. The Company was in compliance with these covenants at October 31, 1995. Continued compliance is dependent upon the Company receiving a substantial amount of new business in the second quarter of fiscal 1996.

Note F - Earnings Per Share

The computation of net earnings per share is based on the weighted average number of shares of common stock outstanding during the three month periods ended October 31, 1995 and 1994. The weighted average number of shares used in the computation was 515,404 and 511,907 for the three months ended October 31, 1995 and 1994, respectively, all of which were issued and outstanding. No adjustments were made to either net loss or the number of shares outstanding for common stock equivalents in calculating earnings per share as such adjustments would have been antidilutive.

There was no material difference between primary and fully diluted earnings per share for the periods ended October 31, 1995 and 1994.

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

The Company has embarked on its growth plan and is in discussion with several potential standard product customers regarding possible contracts. The Company is hopeful that it will receive these contracts in fiscal 1996, although no assurances can be given. See "Business Development". The Company's future liquidity, financial position and results of operations and its ability to successfully execute its growth plan are dependent upon its ability to generate increases in new business and cash flow to a level sufficient to allow the Company to maintain its compliance with the terms and covenants of its new line of credit agreement. The Company's long-term financial prospects are dependent upon the Company's ability to successfully implement its growth plan and attain consistent profitability. The results of fiscal 1996 will be largely dependent upon the receipt and the timing of the receipt of potential contracts currently under discussion. See "Business Development" and "Liquidity and Sources of Capital".

Operating Revenue

Operating revenue was significantly higher in the first quarter of fiscal 1996 than in the first quarter of fiscal 1995, but was not adequate to produce a profit for the quarter. The vast majority of the increase in standard product revenue is attributable to the two standard product contracts received in the fourth quarter of fiscal 1995, one of which was completed in the first quarter of fiscal 1996; the other was completed in
November, 1995.   Product development revenue declined in the first
quarter of fiscal 1996 as compared to the same period one year earlier due to the low level of product development backlog at the beginning of fiscal 1996 and the low level of product-development contracts received in the quarter.

The level of the Company's revenue and profits has historically fluctuated from quarter-to-quarter and from year-to-year as the majority of its revenue is derived from a small number of high dollar value equipment sales to a relatively small number of customers. Such fluctuations are normal given the Company's reliance on a small number of high value contracts for the majority of its revenue. See "Business Development - Growth Plan".

Domestic vs. International Revenue

International revenue generated approximately 83% of operating revenue in the first quarter of fiscal 1996 as compared to 8% of operating revenue in the first quarter of fiscal 1995. The increase in international revenue, both in absolute terms and as a percentage of operating revenue, is attributable to two standard product contracts received by the Company from European customers in the fourth quarter of fiscal 1995.

Management expects the international market to continue to be a major source of revenue in fiscal 1996 and future years. To insure against foreign currency transaction losses, international revenues are contracted in US dollars. The Company receives substantial deposits on many large contracts with international customers. Many such contracts are secured by irrevocable letters of credit.

Other Income

Other income, for the periods presented, is comprised principally of interest income. The level of such income is determined by cash on hand and interest rates. The timing of contract receipt and level of deposits received have a substantial impact on such income.

Business Development

Growth Plan

One challenge facing the Company is to develop additional markets that will allow future growth in revenue and profits. In early fiscal 1995, Management developed a three-pronged growth plan to add revenue and profits to the Company's current core business.

The first growth area involves the use and sale of airborne digital cameras ("ADC") developed by the Company for the mapping of infrastructure within narrow corridors. Examples of the types of infrastructure that would be mapped with such a system include gas pipelines, electrical distribution systems, railroads and highways. The Company is currently developing an enhanced version of the ADC and is investigating various image processing systems that may be bundled with the ADC for delivery to its customers and for use by the Company in performing services for customers. The Company has recently received a contract for which it will utilize the ADC and has partially completed the contract. The Company has also performed two demonstration projects with its ADC and is hoping to use the data gathered as a result of these projects to obtain a pilot program for its services from each of two potential customers. The Company believes that there is a sizable market for data that can be produced with its current ADC and believes that the completion of the enhanced ADC will give the Company added capabilities, increasing the size of the potential market.

The second prong of the Company's growth plan involves the formation of partnerships to obtain and perform international remote sensing programs. To this end, the Company entered into three teaming agreements in fiscal 1995 with the intent to sell the combined capabilities to large consulting engineering companies that are typically the prime contractors for such international programs. The Company, through a sales representative, is currently pursuing international remote sensing programs. To date, the Company has not received any contracts in this area of business.

The third growth area involves performing domestic environmental remote sensing programs. In order to exploit this market, the Company must perform specific applications and show the results to be reliable and cost-effective. To that end, the Company has pursued and obtained a small remote sensing program and is pursuing other demonstration projects. The Company plans to enter into additional business agreements aimed at developing a corporate domestic environmental assessment capability.

Although implementation of the growth plan began in fiscal 1995, revenue is not expected to be affected materially until late in fiscal 1996 at the earliest. If successful, these strategies are expected to reduce fluctuations in the Company's revenue and earnings and enhance the Company's profitability and shareholder value. However, the Company's implementation of these growth initiatives has been slowed by the small size of the Company's staff and by its current financial position. Also contributing to the delay in implementing the growth plan is the Company's lack of solid market information caused by the Company's limited resources. The Company is seeking partners and additional financing to help bring these services into the market more quickly. See Liquidity and Sources of Capital.

New Orders and Backlog

In the first quarter of fiscal 1996, the Company received orders of approximately $192,000 as compared to orders of approximately $155,000 in the first quarter of the preceding year. Approximately $130,000 of the fiscal 1996 orders, including approximately $46,000 of service projects relating to the growth plan, were for standard products. The Company received approximately $25,000 in standard product orders in the first quarter of fiscal 1995, none of which are related to the growth plan.

The Company's backlog at October 31, 1995 was approximately $213,000
compared to approximately $663,000 one year earlier.   The October 31,
1995 backlog includes approximately $147,000 of standard product backlog, including $15,000 of service projects relating to the growth plan. The Company continues to receive new orders at a level below that required for break-even. As the Company expects to consume all of its

October 31, 1995 backlog within the next few months, the Company's ability to retain its line of credit and maintain its current operating capabilities depends upon receiving significant orders in the next few months. See "Liquidity and Sources of Capital." Management is hopeful that such orders will be received, although no assurances can be given.

The Company is currently engaged in discussions for several substantial standard product orders, some of which the Company hopes to receive in the current fiscal year. However, such negotiations have not been finalized and there can be no assurance that such orders will be received. The Company was notified that it has won two Phase II Small Business Innovative Research (product development) contracts for approximately $600,000 each. Receipt of these two NASA contracts, however, has been postponed by delays in approving a US Federal Government budget for the current fiscal year.

The results of operations for future periods are dependent upon the receipt of future orders and their timing. The Company's long term success is also dependent upon the success of Management's growth plan. Should the Company continue to receive orders during fiscal 1996 below the level necessary to achieve profits, the Company would have to reduce its level of operations accordingly and/or obtain other sources of financing to allow the Company to continue operations. Many of the Company's current 24 employees have skills and knowledge that are crucial to the Company and difficult to replace. As a result, the Company believes it would be very difficult to achieve substantial savings through further reductions in staffing without impairing the Company's ability to perform under current and anticipated contracts.

Cost of Revenue

In the first quarter of fiscal 1996, cost of revenue increased as a percentage of revenue due primarily to a lower than normal margin on one of the standard product contracts received in the last quarter of fiscal 1995. The Company operated significantly below capacity in the first quarter of fiscal 1996 causing overhead rates to increase substantially which contributed to the high cost of revenue percentage for that period. The cost of product development revenue in the first quarter of fiscal 1996 exceeded such revenue due to these much higher than normal overhead rates.

The cost of revenue percentage for the remainder of fiscal 1996 will be dependent upon the timing and mix of future contracts, some of which are currently under negotiation. See "Business Development - New Orders and Backlog."

Research and Development

Research and development expense declined in the first quarter of fiscal 1996 as compared to the same period one year earlier due primarily to the completion of the development of the first generation ADC in fiscal 1995. The company is currently performing research on enhancements to the system, but this research requires less material and labor than did the development of the original system.

Selling and Administrative Expense

Selling and administrative expenses were lower in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995 as a result of non-recurring marketing expenses which were incurred in the first quarter of fiscal 1995.

Interest

Interest expense increased in the first quarter of fiscal 1996 over the same period one year earlier primarily due to the Company's increased use of its line of credit.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's primary sources of liquidity were funds from operations and borrowings under a secured line of credit. On October 30, 1995, the Company and its bank entered into an agreement on a new line of credit and a new mortgage. The interest rate on both the new line of credit and the mortgage are one and one-half percent over the bank's prime rate, 10.25% at October 31, 1995. The new mortgage requires the Company to make monthly payments of $3,583 for both principal and interest and requires a balloon payment on November 1, 2000. The new line of credit agreement, under which availability is subject to a formula, had a ceiling of $1,700,000 which decreased to $1,500,000, with availability subject to a formula, on December 1, 1995.

As of October 31, 1995, borrowings under the line of credit were limited to approximately $1,476,000 pursuant to the availability formula. At that date, the Company had an outstanding balance of $405,000 under the line of credit and approximately $1,029,000 of the line reserved to cover two standby letters of credit. On November 21, 1995, one of the standby letters of credit, for $950,000, was canceled increasing availability by a like amount. The Company is currently in compliance with the covenants of its financing agreements but the Company may fall into default in the second quarter of fiscal 1996 if it fails to obtain a significant amount of new business very soon.

The Company's bank has expressed concern over the Company's recent losses. The Company must receive a substantial amount of new business in the second quarter of fiscal 1996 in order for it to maintain compliance with the financial covenants in its financing agreements. The Company also requires additional new business in the next few months to allow it to retain its current line of credit. The Company's ability to implement its growth plan as a means of generating new business has been impaired by the Company's low level of working capital. See "Business Development." Management is currently exploring various alternatives to acquire additional cash resources.

Working capital remained relatively unchanged between July 31, 1995 and October 31, 1995, due largely to the reclassification of the non-current portion of the mortgage from current liabilities to long-term debt. Without this reclassification, working capital would have declined approximately $240,000 in the first quarter of fiscal 1996. Current assets declined by approximately $661,000 due primarily to the loss for the quarter and payments on the line of credit from funds generated by the collection of a large portion of the July 31, 1995 unbilled accounts receivable. Contributing to the decline in current assets in the first quarter of fiscal 1995 was the reduction in deposits caused by the shipment of certain prepaid deliverables to a customer pursuant to one of the contracts received in the fourth quarter of fiscal 1995.

Current liabilities decreased in the quarter ended October 31, 1995 largely due to the reduction in the balance in the Company's line of credit and the reclassification of the non-current portion of the mortgage from current liabilities to long-term debt.

The Company expects to invest approximately $300,000 for capital expenditures, primarily for equipment and software relating to the Company's growth plan, during fiscal 1996; but as of December 11, 1995, the majority of these expenditures had not yet been incurred. The Company also expects internal research and development costs to exceed the fiscal 1995 level in the upcoming year as additional products are developed and introduced. During fiscal 1996, the Company also expects to make significant investments in accordance with its growth plan in selling and administrative expense. These expenditures are vital to the future growth of the Company, and are expected to be funded by operations, the Company's line of credit and possibly by other sources of capital as described above.

Although Management believes that the Company has access to sufficient sources of cash to meet its needs for the foreseeable future, this belief is based upon Management's expectation that certain substantial contracts will be received by the Company in fiscal 1996 and that the Company will collect in excess of $600,000 in December 1995 on an order completed in November 1995. If the receipt of such contracts and payments do not occur or are significantly delayed, and if the Company is unable to raise additional capital as needed, the Company's liquidity, financial position, results of operations and ability to successfully execute its growth plan will be materially adversely affected. Management believes that should the Company receive the expected contracts in fiscal 1996 and should an expansion of the current line of credit become required, the Company will be able to obtain such a credit line expansion.

                        PART II - OTHER INFORMATION

All items omitted are not applicable or the answers thereto are negative.

Item 6(a): Exhibits

Exhibit No.                        Description

  4.53          Fifth Amendment to Revolving Credit, Overline Credit and
                Term Loan Agreement, between the Company and Comerica
                Bank, dated October 30, 1995
  4.54          Revolving Credit Note between the Company and Comerica
                Bank, dated October 30, 1995
  4.55          Mortgage Extension Agreement between the Company and
                Comerica Bank, Dated October 30, 1995
    27          Financial Data Schedule

                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DAEDALUS ENTERPRISES, INC.


Date: December 11, 1995             by: /s/ Thomas R. Ory
                                        --------------------------------
                                        Thomas R. Ory, President
                                        (Duly Authorized Officer,)


Date: December 11, 1995             by: /s/ Vincent J. Killewald
                                        --------------------------------
                                        Vincent J. Killewald, VP-Finance
                                        (Principal Financial Officer)

                             INDEX TO EXHIBITS

   Exhibit No.                         Description
      4.53            Fifth Amendment to Revolving Credit, Overline
                      Credit and Term Loan Agreement, between the Company
                      and Comerica Bank, dated October 30, 1995
      4.54            Revolving Credit Note between the Company and
                      Comerica Bank, dated October 30, 1995
      4.55            Mortgage Extension Agreement between the Company
                      and Comerica Bank, Dated October 30, 1995
        27            Financial Data Schedule