Form 10-Q
period 1996-01-31
DAEDALUS ENTERPRISES INC
filed 1996-03-14
CIK 26537

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended January 31, 1996     Commission File Number 0-8193

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

                              Yes [X]      No [ ]

Number of shares outstanding of common stock, $.01 par value, as of March
11, 1996:   532,924 shares

                        PART I - FINANCIAL INFORMATION

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                              Six Months Ended    Three Months Ended
                                 January 31,         January 31,
                              1996        1995     1996        1995

Operating Revenue
  Standard products         $ 591,566 $ 140,798  $ 102,990   $ 109,897
  Product development          75,732   616,401     11,040     239,913
                              -------   -------    -------     -------
                              667,298   757,199    114,030     349,810
Other Income                    1,433     6,402      1,108       4,254
                              -------   -------    -------     -------
                              668,731   763,601    115,138     354,064
Cost and Expenses
  Cost of revenue-standard
     products                 587,950    87,040    241,135      78,222
  Cost of revenue-product
     development               92,602   382,946     26,088     174,068
  Research and development    264,953   451,053    147,424     183,334
  Selling and administrative  555,932   695,943    251,938     335,496
  Interest                     35,936    32,595     19,553      21,281
                              -------   -------   --------     -------
                            1,537,373 1,649,577    686,138     792,401
                            --------- ---------   --------   ---------
LOSS BEFORE INCOME TAXES     (868,642) (885,976)  (571,000)   (438,337)
Credit for Income
  Taxes-Note D                (17,000) (301,000)         0    (150,000)
                             --------   -------    -------    --------
NET LOSS                    $(851,642)$(584,976) $(571,000)  $(288,337)
                              =======   =======    =======     =======

NET LOSS PER SHARE             $(1.65)   $(1.14)    $(1.11)     $(0.56)
                                 ====      ====       ====        ====

DIVIDENDS DECLARED PER SHARE    $0.00     $0.08      $0.00       $0.00
                              =======   ========   =======     =======

The accompanying notes are an integral part of these condensed financial statements

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED

                                 January 31,       July 31,
                                    1996             1995
                                 -----------       --------
ASSETS
Current Assets
  Cash and cash equivalents      $   75,582        $  76,797
  Accounts receivable, less
    allowance of $2,500              43,880          112,401
  Unbilled accounts receivable
    - Note B                         56,789        1,289,583
  Inventories - Note C              668,717          635,541
  Deferred tax asset                 57,000           57,000
  Deposits                           13,120          131,000
  Other current assets               32,685           39,496
                                    -------        ---------
     TOTAL CURRENT ASSETS           947,773        2,341,818
                                    -------        ---------
Property and Equipment
  Land                              177,131         177,131
  Building                        1,433,898       1,433,898
  Machinery and equipment           835,900         807,222
  Special equipment                 459,152         455,649
                                  ---------       ---------
                                  2,906,081       2,873,900
  Less accumulated depreciation  (1,556,843)     (1,464,358)
                                  ---------       ---------
                                  1,349,238       1,409,542
Deferred Tax Asset                   88,000          71,000
Other Assets                         69,257         108,057
                                  ---------       ---------
                                 $2,454,268      $3,930,417
                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Note payable to bank - Note E  $  295,000      $  642,000
  Accounts payable                   83,301         163,531
  Accrued compensation and
    related accounts                146,534         150,401
  Accrued commission                  6,038         176,755
  Reserve for product warranties     48,631          54,354
  Other accrued liabilities          64,099          70,696
  Current portion of long-term
    debt - Note E                   270,234         282,608
                                    -------       ---------
       TOTAL CURRENT LIABILITIES    913,837       1,540,345

Stockholders' Equity
  Common stock, $.01 par value
    Authorized--2,000,000 shares
    Issued and outstanding--
      515,654 shares
      (July 31, 1995--514,913
      shares)                         5,157           5,149
  Additional paid-in capital      1,115,124       1,113,131
  Retained earnings                 420,150       1,271,792
                                  ---------       ---------
                                  1,540,431       2,390,072
                                  ---------       ---------
                                 $2,454,268      $3,930,417
                                  =========       =========

The accompanying notes are an integral part of these condensed financial statements

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                         Increase (Decrease) in  Cash
                                               Six Months Ended
                                                   January 31,
                                         ----------------------------
                                              1996         1995
                                         -----------     ------------
Operating Activities

  Net loss                               $  (851,642)    $  (584,976)
  Adjustments to reconcile net income to
   net cash used in operating activities
    Depreciation                              93,836          76,604
    Amortization of software                  35,995          44,258
    Decrease in accounts receivable        1,301,315         279,413
    Increase in inventory                    (33,176)       (123,520)
    Increase in deferred tax asset           (17,000)       (260,212)
    Increase in income tax receivable              0         (40,788)
    Decrease in other assets                 127,496           6,552
    Decrease in accounts payable and
     accrued expenses                       (264,487)        (99,334)
    Decrease in customer deposits             (2,647)        (22,197)
                                           ----------       ---------
       CASH PROVIDED BY  (USED IN)
       OPERATING ACTIVITIES                  389,690        (724,200)
                                           ----------       ---------

Investing Activities
  Purchase of property and equipment         (33,532)       (103,123)
                                           ----------       ---------
     CASH USED IN INVESTING ACTIVITIES       (33,532)       (103,123)
                                           ----------       ---------


Financing Activities
  Proceeds from revolving line of credit   1,130,749       1,507,000
  Payments on revolving line of credit    (1,477,749)       (700,000)
  Payments on long-term debt                 (12,374)        (16,571)
  Payments of dividends                            0         (40,977)
  Proceeds of stock issued pursuant to
    stock option and stock purchase plan       2,001           2,014
                                           ---------        ---------
    CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES                              (357,373)        751,466
                                           ---------        ---------
Decrease in Cash                              (1,215)        (75,857)
Cash and Cash Equivalents at Beginning
  of Year                                     76,797         163,158
                                           ---------        ---------
   CASH AND CASH EQUIVALENTS AT END OF
   QUARTER                                   $75,582         $87,301
                                           =========        ========

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
January 31, 1996


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

        The results of operations for the six and three months ended January 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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


Note C - Inventory
        Inventory includes work-in-process of approximately $189,000 and $91,000 as of January 31, 1996 and July 31, 1995, respectively. The remaining inventory consists of parts and subassemblies, both purchased and manufactured, that could be used in the manufacturing process or sold as spare parts.

Note D - Income Taxes

        The Company's provision for income taxes for the periods ended January 31, 1995 was determined using the Company's estimated annual effective rate. The difference between the Company's effective rate and the statutory rate of 35% is primarily due to the tax benefit of a foreign sales corporation

        For the period ended January 31, 1996, the Company has limited the recognition of credit for income taxes due to the cumulative losses realized in recent years. The Company generated a valuation allowance of $117,000 and $261,000 in the three and the six month periods ended January 31, 1996. The valuation allowance relates to net operating loss generated in the current fiscal year.

Note E - Revolving Credit

        On January 31, 1996, the Company had a $1,500,000 line of credit with a bank, with availability subject to a formula, bearing interest at one and one-half percent above the bank's prime rate. The formula is 75% of the appraised value of the Company's building, $1,712,000, less the amount of the mortgage plus 75% of qualified accounts receivable and 50% of qualified unbilled accounts receivable. As of January 31, 1996, total availability was approximately $1,115,000 pursuant to the formula. The Company had an outstanding balance under this line of credit of approximately $295,000 and $642,000 at January 31, 1996 and July 31, 1995, respectively.

        The line of credit agreement includes certain covenants requiring the Company to maintain a minimum tangible effective net worth and minimum liquid asset to current liability and debt coverage ratios. As of January 31, 1996, the bank has waived the Company's second quarter noncompliance with the tangible net worth, liquid asset to current liabilities and debt coverage covenants in the Company's line of credit agreement resulting from the loss in the second quarter of fiscal 1996.

Note F - Earnings Per Share

        The computation of net earnings per share is based on the weighted average number of shares of common stock outstanding during the six and three month periods ended January 31, 1996 and 1995. The weighted average number of shares used in the computation were 515,529 and 512,119 for the six months ended as of January 31, 1996 and 1995, respectively, and 515,654 and 512,293 for the quarter ended January 31, 1996 and 1995, respectively, all of which were issued and outstanding. No adjustments were made to either net loss or the number of shares outstanding in calculating earnings per share as such adjustments would have been antidilutive.

        There was no material difference between primary and fully diluted earnings per share for the periods ended January 31, 1996 and 1995.

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

        The two portions of the business are conducted by the same pool of personnel using the same equipment and operating space and constitute a single industry segment. The margins associated with the two portions of the business are different, with standard products generally having higher margins than customer-funded development projects. The Company receives the majority of its revenue from a small number of relatively large contracts. Standard product contracts are generally of higher dollar value than customer-funded product development contracts, with each contract representing a substantial portion of total revenue each year. Therefore, the timing of the receipt of a standard product sales contract as well as the related manufacturing endeavor can have a material impact on a quarter-to-quarter or year-to-year comparison of the Company's results of operations. Most standard product sales contracts and some customer-funded product development contracts are also accompanied by a significant deposit. Therefore, the timing of the contract receipt can have a material impact on the Company's cash flow.

        The Company has incurred significant business losses in the last two fiscal years and in each of the first two quarters of this fiscal year. Due to these losses, the Company is experiencing a severe liquidity problem and is utilizing its bank line of credit to maintain operations while its current level of business is substantially below its break-even point. In order to continue operating, the Company requires a substantial infusion of capital and a substantial amount of new business during the third quarter of fiscal 1996. See "Business Development - New Orders and Backlog" and "Liquidity and Sources of Capital."

        The Company has embarked on its Growth Plan and is in discussion with several potential standard product customers regarding possible contracts. The Company is hopeful that it will receive these contracts in fiscal 1996, although no assurances can be given. See "Business Development
- New Orders and Backlog".

        The Company's short-term viability and the results of fiscal 1996 are dependent on its ability to acquire additional equity capital or its ability to generate increases in new business and cash flow to a level sufficient to allow the Company to comply with the terms and covenants of its line of credit agreement. See "Liquidity and Sources of Capital" The Company's long-term viability is dependent upon the Company's ability to successfully implement its Growth Plan and attain consistent profitability.

Operating Revenue

        Operating revenue for the six and three month period ended January 31, 1996 decreased slightly from the comparable periods of fiscal 1995 due to the low backlog at the beginning of the fiscal year and the low level of new business received in the first half of fiscal 1996. Standard product revenue increased due to the first quarter completion of two contracts received in late fiscal 1995.

        The level of the Company's revenues and profits has historically fluctuated from quarter-to-quarter and from year-to-year as the majority of its revenue is derived from a small number of high dollar value equipment sales to a relatively small number of customers. Although fluctuations are normal given the Company's reliance on a small number of high value contracts for the majority of its revenue, the low level of standard product orders received in the last two years is causing severe liquidity problems. See "Business Development - New Orders and Backlog" and "Liquidity and Capital Resources".

Domestic vs. International Sales and Revenue

        International revenue generated 78% and 10% of operating revenue during the first half of fiscal 1996 and 1995, respectively, while generating 53% and 13% of operating revenue during the second quarters of fiscal 1996 and 1995, respectively. This increase in international revenue is attributable to the standard product contracts received from two European customers in late fiscal 1995.

        Management expects the international market to be a major source of revenue in the remainder of fiscal 1996 and future years. To insure against foreign currency transaction losses, international contracts are denominated in US dollars and large standard product contracts are generally secured by irrevocable letters of credit. The Company also receives substantial deposits on many large contracts with international customers.

Other Income

        Other income, for the periods presented, is comprised principally of interest and rental income. The level of interest income is determined by cash on hand and interest rates. The timing of contract receipt and level of deposits received have a substantial impact on such income. The Company does not expect significant interest or rental income for the current fiscal year.

Business Development

Growth Plan

        One challenge facing the Company is to develop additional products that will allow future growth in revenues and profits. Early in fiscal 1995, Management developed a three-pronged growth plan to add revenue and profits to the Company's current core business. Since that time, Management has concentrated its efforts into the two areas of the plan with the most near-term potential.

        The first growth area involves the use and sale of airborne digital cameras ("ADC") developed by the Company for the mapping of infrastructure within narrow corridors. Examples of the types of infrastructure that would be mapped with such a system include gas pipelines, electrical distribution systems, railroads and highways. The Company is currently developing an enhanced version of the ADC and is investigating various image processing systems that may be bundled with the ADC for delivery to its customers and for use by the Company in performing services for customers. The Company has received a contract for which it has utilized the ADC and will present the results to its customer in the third quarter of fiscal 1996. The Company believes that there is a sizable market for data that can be produced with its current ADC and believes that the completion of the enhanced ADC will give the Company added capabilities, increasing the size of the potential market. The Company is hopeful that it will obtain the additional funding and marketing capabilities necessary to bring these services to market. See "Liquidity and Sources of Capital".

        The other growth area involves performing domestic environmental remote sensing programs. In order to exploit this market, the Company must perform specific applications and show the results to be reliable and cost-effective. To date, the Company has received two contracts in this area and continues to pursue other demonstration projects.

        Although implementation of the growth plan began in fiscal 1995, revenue is not expected to be affected materially until fiscal 1997 at the earliest. If successful, these strategies are expected to reduce fluctuations in the Company's revenue and earnings and enhance the Company's profitability and shareholder value. However, the Company's implementation of these growth initiatives has been slowed by the small size of the company's staff, by its current financial position and by the lack of solid market information caused by the Company's limited resources. The Company is seeking partners and additional financing, and possibly marketing expertise, to help bring these services into the market more quickly. See "Liquidity and Sources of Capital".


New Orders and Backlog

        In the six months ended January 31, 1996, the Company received orders in the amount of approximately $245,000 as compared to approximately $496,000 in the first half of fiscal 1995. The Company's backlog at January 31, 1996 was approximately $153,000 as compared to approximately $1,583,000, including $928,000 relating to a contract in which the European customer defaulted in fiscal 1994, one year earlier. Approximately $98,000 of the January 31, 1996 backlog is for standard products with the balance being product development. As the Company expects to consume all of its January 31, 1996 backlog in the third quarter of fiscal 1996, the Company's ability to retain its line of credit and continue operations depends upon receiving significant orders during the third quarter.

        The Company continues to consume its backlog faster than orders are being received. The rate at which orders were received during the first half of fiscal 1996 was below the level required for the Company to be profitable. See "Liquidity and Sources of Capital." Of the $245,000 bookings received by the Company in the first half of fiscal 1996, approximately $59,000 was in customer-funded product development, with the remainder for standard products.

        The Company is engaged in substantive discussions for several standard product orders, some of which the Company hopes to receive in the current fiscal year. However, such negotiations have not been finalized and there can be no assurance that such orders will be received. The Company has begun production for some of the anticipated standard product orders and has costly subcomponents for one of the potential orders in stock. The Company was notified during the first quarter that it had won two Phase II Small Business Innovative Research (product development) contracts for approximately $600,000 each. Receipt of these two contracts has been postponed by delays in approving a US Federal Government budget for the current fiscal year. Subsequent to the end of the second quarter, the Company has received one of these two contracts. The Company was also notified in late February that it been awarded a large international standard product order. The Company expects negotiations for the final contract to be completed before the end of fiscal 1996 although there can be no assurance to that effect.

        The results of operations for future periods are dependent upon the receipt and timing of future orders and the success of Management's growth strategy. The Company's continued viability depends upon receiving orders at a substantially higher level than that experienced in the first half of fiscal 1996. In an effort to conserve the Company's cash resources, the Company has further reduced its workforce by 25%. The remaining employees are considered sufficient to satisfy the current contracts as well as the majority of the contracts currently being negotiated. If additional orders are received which require an increase in staffing, the Company believes that such staff increases can be made without jeopardizing contract completion.

Cost of Revenue

        In the six months ended January 31, 1996, cost of revenue increased as a percentage of revenue due primarily to the Company operating significantly below its capacity causing overhead rates to increase substantially. For the second quarter of fiscal 1996, cost of revenue exceeded revenue for both standard products and product development due to these much higher than normal overhead rates. Contributing to the high cost of revenue in the each of the first two quarters of fiscal 1996 were increases in the Company's provision for obsolete and excess inventory caused by the reappraisal of excess inventory due to the recent low level of contracts received for standard products.

        The cost of revenue percentage for the remainder of fiscal 1996 will be dependent upon the timing and mix of future contracts, some of which are currently under discussion. See "Business Development - New Orders and Backlog".

Research and Development

        The majority of the Company's investment into research and development in the first half of fiscal 1996 was related to the development of the Airborne Digital Camera. Research and development expense decreased by approximately 40% and 25% in the six and three month periods ended January 31, 1996, respectively, as compared to the same periods one year earlier. This decrease is attributable to the completion of the first generation ADC in fiscal 1995 with the enhancements being developed in fiscal 1996 requiring fewer company resources.

Selling and Administrative Expense

        Selling and administrative expense decreased by 20% and 25% in the first half and second quarter of fiscal 1996, respectively, as compared to the same periods one year earlier, primarily due to non-recurring marketing expenses which were incurred in fiscal 1995. The Company has made further reductions in staffing which are expected to result in additional decreases in selling and administrative expense in the remainder of fiscal 1996. See "Business Development - New Orders and Backlog".

Interest

        Interest expense increased for the first six months of fiscal 1996 as compared to fiscal 1995 due principally to the Company's use of its line of credit. Interest expense for the remainder of fiscal 1996 will be dependent upon future interest rates and the extent of the Company's utilization of its line of credit during this fiscal year.

LIQUIDITY AND SOURCES OF CAPITAL

        The Company's primary sources of liquidity were funds from operations and borrowings under a secured line of credit. The Company's line of credit agreement contains tangible net worth and liquid asset to current liabilities covenants that are measured quarterly and a debt coverage covenant that is measured at the end of each second quarter and fiscal year. The Company was in violation of these three covenants at the end of its second quarter of fiscal 1996. Upon issuing a waiver of these covenant violations for the January 31, 1996 measurement date, the Company's bank has expressed increased concern over the Company's continuing losses. In the event the bank believes that the prospect of payment of the Company's indebtedness under the line of credit is impaired, the bank is permitted under certain of the agreements governing the line of credit to declare such indebtedness due and payable. The bank has indicated that it may limit the amount which the Company is permitted to borrow under the line of credit and that it may not grant a waiver of future financial covenant violations in the absence of improvement in the Company's business prospects or progress toward the acquisition of a significant amount of equity capital. If the Company is unable to borrow amounts necessary to fund its operations or is required by the bank to repay the line of credit, its financial position would be materially and adversely affected and the Company may have no choice but to cease operations. Moreover, if the Company is unable to generate a sufficient amount of backlog during the third quarter to sustain its operations in the short term, it may not be able to continue operations.

        As of January 31, 1996, borrowings under the line of credit formula were limited to approximately $1,059,000 pursuant to the availability formula. At that date, the Company had an outstanding balance of $295,000 under the line of credit and approximately $79,000 of the line reserved to cover a standby letter of credit.

        In order to provide additional working capital and retire current debt, the Company is attempting to sell its building and lease back a portion of the facility from the new owner. There can be no assurance that the building can be sold at a price acceptable to the Company or that an acceptable lease-back agreement can be negotiated. If the Company must relocate, Management is confident that a suitable facility can be found and that the Company's business will not be materially disrupted. The sale of the building is expected to result in the repayment of all currently outstanding indebtedness to the Company's bank lender and the termination of the existing line of credit. Management believes that a new line of credit supported by receivables and other assets of the Company can be negotiated with the current bank lender or a substitute bank which will be adequate to support the Company's working capital needs provided that the Company's backlog increases significantly over the current level. However, any new line of credit is likely to permit substantially less borrowing than the current line of credit. There can be no assurance that the Company will be able to acquire a replacement line of credit at all or that the level of borrowing permitted under any replacement line of credit will be adequate for the Company's working capital needs.

        Working capital declined between July 31, 1995 and January 31, 1996, due largely to the loss for the six month period. Current assets declined by approximately $1,494,000 due primarily to the loss for the period and payments on the line of credit from funds generated by the collection of a large portion of the July 31, 1995 unbilled accounts receivable. Contributing to the decline in current assets was the $56,500 increase in the Company's reserve for obsolete and excess inventory. See "Cost of Revenue."

        Current liabilities decreased in the six months ended January 31, 1996 largely due to the reduction in the balance in the Company's line of credit as described above. Contributing to the decline in current liabilities were payments of July 31, 1995 accrued commission amounts.

        The Company expects to invest an additional $40,000 for capital expenditures, primarily for equipment and software relating to the Company's growth plan, during fiscal 1996. The Company also expects internal research and development costs to be substantially below the fiscal 1995 level in the current fiscal year. Due to its current financial position, the Company expects to keep marketing and other administrative costs to a minimum until its financial condition improves significantly.

                          PART II - OTHER INFORMATION
All items omitted are not applicable or the answers thereto are negative.

Item 4:  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on December 12, 1995 at which the stockholders considered and voted on the election of six directors. The results of the voting are as follows:

               Nominee            Votes For         Votes Withheld
               -------            ---------         --------------

           Garry D. Brewer         347,667             16,615
           Thomas R. Ory           347,929             16,353
           William S. Panschar     348,167             16,115
           Philip H. Power         348,179             16,103
           John D. Sanders         348,179             16,103
           Charles G. Stanich      348,179             16,103

Item 6(a): Exhibits

Exhibit No.            Description
    27             Financial Data Schedule

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DAEDALUS ENTERPRISES, INC.


Date: March 14, 1996             by:/s/ Thomas R. Ory
                                    -----------------------
                                    Thomas R. Ory, President
                                    (Duly Authorized Officer and
                                    Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit No.                     Description
    27                     Financial Data Schedule