Form 10-Q
period 1996-04-30
DAEDALUS ENTERPRISES INC
filed 1996-06-13
CIK 26537

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934          [FEE REQUIRED]

For the quarter ended April 30, 1996       Commission File
                                           Number 0-8193

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----------- to ---------------


                          DAEDALUS ENTERPRISES, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)


        DELAWARE                                      38-1873250
        --------                                      ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification No.)

        P.O. Box 1869                     (313) 769-5649
        -------------                     --------------
Ann Arbor, Michigan  48106             (Registrant's telephone
(Address of principal executive                number)
        offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                            Yes(X)   No( )

Number of shares outstanding of common stock, $.01 par value, as of June 12,
1996

                                532,824 shares
                                --------------

                        PART I - FINANCIAL INFORMATION

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED



                           Nine Months Ended         Three Months Ended
                               April 30,                  April 30,
                           ------------------        ------------------
                           1996          1995         1996          1995
                           ----          ----        ----          ----

Operating Revenue
  Standard products      $1,333,573  $  225,840     $ 742,007     $ 85,042
  Product development       203,391   1,074,665       127,659      458,264
                          ---------   ---------       -------      -------
                          1,536,964   1,300,505       869,666      543,306
Other Income                  1,561       8,333           128        1,931
                          ---------   ---------       -------      -------
                          1,538,525   1,308,838       869,794      545,237
Cost and Expenses
  Cost of revenue -
   standard products        911,626     154,533       323,676       67,493
  Cost of revenue -
   product development      206,341     650,382       113,739      267,436
  Research and development  408,959     510,186       144,006       59,133
  Selling and administrative753,575     956,906       197,643      260,963
  Interest                   55,998      57,506        20,062       24,911
                          ---------   ---------       -------      -------
                          2,336,499   2,329,513       799,126      679,936
                          ---------   ---------       -------      -------

    INCOME (LOSS) BEFORE
    INCOME TAXES           (797,974) (1,020,675)       70,668     (134,699)
Credit for Income Taxes -
  Note D                    (17,000)   (347,000)            0      (46,000)

                          ----------  ----------      -------      --------
       NET INCOME (LOSS) $ (780,974) $ (673,675)     $ 70,668    $ (88,699)
                          ==========  ==========      =======      ========
 NET EARNINGS (LOSS) PER
   SHARE  (Note F)       $    (1.50) $    (1.31)     $   0.13    $   (0.17)
                          ==========  ==========      =======      ========

   DIVIDENDS DECLARED PER
     SHARE               $     0.00  $     0.08      $   0.00    $    0.00


The accompanying notes are an integral part of these condensed financial statements

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED


                                                 April 30,          July 31,
                                                   1996               1995
                                                 ---------          --------
ASSETS

Current Assets
   Cash and cash equivalents                     $  63,966        $  76,797
   Accounts receivable, less allowance of $2,500   161,166          112,401
   Unbilled accounts receivable - Note B           512,817        1,289,583
   Inventories - Note C                            646,768          635,541
   Deferred tax asset                               57,000           57,000
   Deposits                                          3,523          131,000
   Other current assets                             14,071           39,496
                                                  --------        ---------
                    TOTAL CURRENT ASSETS         1,459,311        2,341,818
                                                 ---------        ---------
 Property and Equipment
   Land                                            177,131          177,131
   Building                                      1,433,898        1,433,898
   Machinery and equipment                         874,736          807,222
   Special equipment                               268,589          455,649
                                                 ---------       ----------
                                                 2,754,354        2,873,900
   Less accumulated depreciation                (1,565,649)      (1,464,358)
                                                 ---------       ----------
                                                 1,188,705        1,409,542
Deferred Tax Asset                                  88,000           71,000
Other Assets                                        54,041          108,057
                                                 ---------       ----------
                                                $2,790,057      $ 3,930,417
                                                 =========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Note payable to bank - Note E                 $  592,000      $   642,000
  Accounts payable                                  42,063          163,531
  Accrued compensation and related accounts        125,550          150,401
  Accrued commission                                 1,129          176,755
  Reserve for product warranties                    47,216           54,354
  Other accrued liabilities                         57,883           70,696
  Current portion of long-term debt - Note E       265,730          282,608
                                                 ---------       ----------
                     TOTAL CURRENT LIABILITIES   1,131,571        1,540,345
Stockholders' Equity
  Common stock, $.01 par value
    Authorized--2,000,000 shares
    Issued and outstanding--532,824 shares
           (July 31, 1995--514,913 shares)           5,328            5,149
  Additional paid-in capital                     1,162,340        1,113,131
  Retained earnings                                490,818        1,271,792
                                                 ---------       ----------
                                                $1,658,486      $ 2,390,072
                                                 ---------       ----------
                                                $2,790,057      $ 3,930,417
                                                 =========       ==========


The accompanying notes are an integral part of these condensed financial statements

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                              Increase (Decrease) in  Cash
                                                    Nine Months Ended
                                                        April 30,
                                              ----------------------------
                                                  1996           1995
                                                  ----           ----
Operating Activities

  Net loss                                    $ (780,974)      $(673,675)

Adjustments to reconcile net income to
  net cash used in operating activities
    Depreciation                                 140,756         114,967
    Amortization of software                      51,211          64,317
    Net book value of special equipment
     transferred to inventory                    152,450               0
    Decrease in accounts receivable              728,001         441,239
    Increase in inventory                        (11,227)       (261,873)
    Increase in deferred tax asset               (17,000)       (306,212)
    Increase in income tax receivable                  0         223,946
    Decrease in other assets                     155,707          16,671
    Decrease in accounts payable and accrued
     expenses                                   (350,786)       (124,742)
    Increase (decrease) in customer deposits       8,890        (156,099)
                                                ---------       ---------
  CASH PROVIDED BY  (USED IN) OPERATING
        ACTIVITIES                                77,028        (661,461)
                                                ---------       ---------
Investing Activities
Purchase of property and equipment               (72,369)       (122,184)
                                                ---------       ---------
         CASH USED IN INVESTING ACTIVITIES       (72,369)       (122,184)
                                                ---------       ---------

Financing Activities
  Proceeds from revolving line of credit       1,597,749       2,087,000
  Payments on revolving line of credit        (1,647,749)     (1,330,000)
  Payments on long-term debt                     (16,878)        (24,618)
  Payments of dividends                                0         (40,977)
  Proceeds of stock issued pursuant to stock
   option and stock purchase plan                 49,388           9,020
                                               ---------       ---------
      CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                 (17,490)        700,425
                                               ---------       ---------

Decrease in Cash                                 (12,831)        (83,220)
Cash and Cash Equivalents at Beginning of Year    76,797         163,158
                                               ---------       ---------

   CASH AND CASH EQUIVALENTS AT END OF QUARTER $  63,966      $   79,938
                                               =========       =========
The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
April 30, 1996


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

         The results of operations for the nine and three months ended April 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

Note C - Inventory

         Inventory includes work-in-process of approximately $135,000 and $91,000 as of April 30, 1996 and July 31, 1995, respectively. The remaining inventory consists of parts and subassemblies, both purchased and manufactured, that could be used in the manufacturing process or sold as spare parts.

Note D - Income Taxes

         The Company estimates its provision for income taxes using the Company's estimated annual effective rate. For the current fiscal year, the Company has limited the recognition of income tax benefit of its current net operating losses due to the cumulative losses realized in recent years. The Company generated a valuation allowance of $237,000 in the nine month period ended April 30, 1996.

Note E - Revolving Credit

         On April 30, 1996, the Company had a $1,500,000 line of credit with a bank, with availability subject to a formula, bearing interest at one and one-half percent above the bank's prime rate. The formula is 75% of the appraised value of the Company's building, $1,712,000, less the amount of the mortgage plus 75% of qualified accounts receivable and 50% of qualified unbilled accounts receivable. As of April 30, 1996, total availability was approximately $1,394,000 pursuant to the formula. The Company had an outstanding balance under this line of credit of approximately $592,000 and $642,000 at April 30, 1996 and July 31, 1995, respectively.

         The line of credit agreement includes certain covenants requiring the Company to maintain a minimum tangible effective net worth and minimum liquid asset to current liability and debt coverage ratios. As of April 30, 1996, the bank has waived the Company's third quarter noncompliance with the tangible net worth and liquid asset to current liabilities covenants in the Company's line of credit agreement resulting from the fiscal year-to-date loss.

         On June 12, 1996, the Company entered into an amendment with the bank reducing the borrowing limit under the line of credit. The amendment provides a line of credit of $1,250,000, with the first $950,000 bearing interest at one and one-half percent above the bank's prime rate and the remaining $300,000 bearing interest at three percent above the bank's prime
rate.   All covenants remain the same.

Note F - Earnings Per Share

         The computation of net earnings per share is based on the weighted average number of shares of common stock outstanding during the nine and three month periods ended April 30, 1996 and 1995. The weighted average number of shares used in the computation were 519,144 and 512,739 for the nine months ended April 30, 1996 and 1995, respectively, and 514,097 for the quarter ended April 30, 1995, all of which were issued and outstanding. No adjustments were made to either net loss or the number of shares outstanding in calculating earnings per share as such adjustments would have been antidilutive.

         The weighted average number of shares used in the computation of earnings per share for the three months ended April 30, 1996 was 578,632 of which 526,347 were issued and outstanding and 52,285 were stock equivalents due to outstanding warrant and stock option agreements.

         There was no material difference between primary and fully diluted earnings per share for the periods ended April 30, 1996 and 1995.

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

         The Company has incurred significant losses in the last two fiscal years and in the first nine months of this fiscal year. These losses are causing the Company to experience liquidity problems and its bank line of credit is being utilized to maintain operations while its current level of business is substantially below its break-even point. Although the Company received a substantial amount of new business in the third quarter, there can be no assurance that the Company will continue to receive new contracts at a level sufficient to allow the Company to continue operations. See "Business Development - New Orders and Backlog" and "Liquidity and Sources of Capital."

         The Company has embarked on its Growth Plan and is in discussion with several potential standard product customers regarding possible contracts. The Company received two standard product orders in the third quarter and is hopeful that it will receive more contracts in the fourth quarter of 1996 and during fiscal 1997, although no assurances can be given. See "Business Development".

         The Company's short-term viability and operating results are dependent on its ability to acquire additional equity capital or its ability to generate increases in new business and cash flow to a level sufficient to allow the Company to comply with the terms and covenants of its line of credit agreement. See "Liquidity and Sources of Capital". The Company's long-term viability is dependent upon the Company's ability to successfully implement its Growth Plan and attain consistent profitability.

Operating Revenue

         Operating revenue and standard product revenue for the nine and three month periods ended April 30, 1996 increased from the comparable periods of fiscal 1995 due to new standard product contracts obtained in the third quarter of fiscal 1996, for which substantially all of the work was completed and recognized as revenue during the quarter. In addition to the new contracts received during the third quarter, the first quarter completion of two standard product contracts received in late fiscal 1995 also contributed to the increase in operating revenue and standard product revenue. Product development revenue for the nine and three month periods ended April 30, 1996 decreased from the comparable periods of fiscal 1995 due to the fiscal 1995 completion of contracts received in fiscal 1994, and the delay in receiving new contracts until the third quarter of fiscal 1996. See "New Orders and Backlog".

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

Domestic vs. International Sales and Revenue

         International revenue generated 73% and 14% of operating revenue during the first nine months of fiscal 1996 and 1995, respectively, and 70% and 14% of operating revenue during the three months of fiscal 1996 and 1995, respectively. This increase in international revenue is attributable to the standard product contracts received from two European customers in late fiscal 1995 and the two new standard product contracts in the third quarter of 1996.

         Management expects most of its revenue to be generated from the international market in the remainder of fiscal 1996 and future years. To mitigate foreign currency transaction losses, international contracts are denominated in US dollars and large standard product contracts are generally secured by irrevocable letters of credit. The Company also receives substantial deposits on many large contracts with international customers.

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

         The first growth area involves the use and sale of airborne digital cameras ("ADC") developed by the Company for the mapping of infrastructure within narrow corridors. Examples of the types of infrastructure that would be mapped with such a system include gas pipelines, electrical distribution systems, railroads and highways. The Company is currently developing an enhanced version of the ADC and is investigating various image processing systems that may be bundled with the ADC for delivery to its customers and for use by the Company in performing services for customers. The Company has completed one contract for which it has utilized the ADC and has received two additional contracts for ADC services. The Company believes that there is a sizable market for data that can be produced with its current ADC and believes that the completion of the enhanced ADC will give the Company added capabilities, increasing the size of the potential market. The Company is pursuing various alternatives to obtain the additional funding and marketing capabilities necessary to bring these services to market. However, there can be no assurance that such funding and capabilities will be obtained. See "Liquidity and Sources of Capital".

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

New Orders and Backlog

         In the nine months ended April 30, 1996, the Company received orders in the amount of approximately $2,410,000 as compared to approximately $604,000 in the first nine months of fiscal 1995. The Company's backlog at April 30, 1996 was approximately $1,452,000 as compared to approximately $1,150,000, including $928,000 relating to a contract in which the European customer defaulted in fiscal 1994, one year earlier. Approximately $324,000 of the April 30, 1996 backlog is for standard products with the balance being product development. As the Company expects to consume approximately $500,000 of its April 30, 1996 backlog in the fourth quarter of fiscal 1996, the Company's ability to retain its line of credit and continue operations
depends upon receiving significant orders during the fourth quarter.   The
rate at which orders were received during the first nine months of fiscal 1996 was below the level required for the Company to be profitable. See "Liquidity and Sources of Capital." Of the $2,410,000 bookings received by the Company in the first nine months of fiscal 1996, approximately
$1,259,000 was in customer-funded product development, with the remainder for standard products.

         The Company is engaged in negotiations for several standard product orders, some of which the Company hopes to receive in the current fiscal year. However, such negotiations have not been finalized and there can be no assurance that such orders will be received. The Company has begun production for some of the anticipated standard product orders and has costly subcomponents for one of the potential orders in stock. Two Phase II Small Business Innovative Research (product development) contracts for approximately $600,000 each, awarded during the first quarter, were finally executed in the third quarter and accounted for $86,000 of the product development sales. The Company was also notified in late February that it been awarded a large international standard product order. The Company expects negotiations for the final contract to be completed before the end of fiscal 1996 although there can be no assurance to that effect.

         The results of operations for future periods are dependent upon the receipt and timing of future orders and the success of Management's growth strategy. The Company's continued viability depends upon receiving orders at a level similar to that experienced in the third quarter of fiscal 1996, which was substantially higher than the first half of fiscal 1996. In an effort to conserve the Company's cash resources, the Company has reduced its workforce by an additional 25% in the third quarter. The remaining employees are considered sufficient to satisfy the current contracts as well as the majority of the contracts currently being negotiated. If additional orders are received which require an increase in staffing, the Company believes that such staff increases can be made without jeopardizing contract completion.

Cost of Revenue

         In the nine months ended April 30, 1996, cost of revenue increased as a percentage of revenue due primarily to the Company operating significantly below its capacity during the fiscal year causing overhead rates to increase substantially. For the third quarter of fiscal 1996, cost of revenue as a percentage of revenue improved due to the better utilization of capacity following receipt of the new contracts and due to the workforce reductions in the current quarter. Contributing to the high cost of revenue for the first half of fiscal 1996 were increases in the Company's provision for obsolete and excess inventory caused by the reappraisal of excess inventory due to the recent low level of contracts received for standard products. This provision has been maintained as of the end of the third quarter.

         The cost of revenue percentage for the remainder of fiscal 1996 will be dependent upon the timing and mix of future contracts, some of which are currently under discussion. See "Business Development - New Orders and Backlog".

Research and Development

         The majority of the Company's investment into research and development in the third quarter and for the nine months of fiscal 1996 was related to enhancements of the Airborne Digital Camera developed in fiscal 1995. Research and development expense decreased by approximately 20% in the nine month period ended April 30, 1996, as compared to the same period one year earlier. This decrease is attributable to the completion of the first generation ADC in fiscal 1995 with the enhancements developed in fiscal 1996 requiring fewer Company resources. The increase in research and development expenses in the third quarter of fiscal 1996 from the prior year was mainly due to the completion of the first generation ADC prior to the third quarter of fiscal 1995.

Selling and Administrative Expense

         Selling and administrative expense decreased by 21% and 24% in the first nine months and third quarter of fiscal 1996, respectively, as compared to the same periods one year earlier, primarily due to non-recurring marketing expenses which were incurred in fiscal 1995. The Company's third quarter staffing reductions are expected to result in additional decreases in selling and administrative expense in the remainder of fiscal 1996. See "Business Development - New Orders and Backlog".

Interest

         Interest expense decreased for the first nine months of fiscal 1996 as compared to fiscal 1995 due principally to the Company's decreased use of its line of credit in the third quarter of fiscal 1996. Interest expense for the remainder of fiscal 1996 will be dependent upon future interest rates and the extent of the Company's utilization of its line of credit during this fiscal year.


LIQUIDITY AND SOURCES OF CAPITAL

         The Company's primary sources of liquidity were funds from operations and borrowings under a secured line of credit. The Company's line of credit agreement contains tangible net worth and liquid asset to current liabilities covenants that are measured quarterly and a debt coverage covenant that is measured at the end of each second quarter and fiscal year. Although the Company was not in compliance with two of these three covenants at the end of its third quarter of fiscal 1996, the bank lender has waived the Company's lack of compliance for the April 30, 1996 measurement date. In the event the bank believes that the prospect of payment of the Company's indebtedness under the line of credit is impaired, the bank is permitted under certain of the agreements governing the line of credit to declare such indebtedness due and payable. The bank has indicated that it may limit the amount which the Company is permitted to borrow under the line of credit and that it may not grant a waiver of future financial covenant violations in the absence of continued improvement in the Company's business prospects or progress toward the acquisition of a significant amount of equity capital. If the Company is unable to borrow amounts necessary to fund its operations or is required by the bank to repay the line of credit, its financial position would be materially and adversely affected and the Company may have no choice but to cease operations. Moreover, if the Company is unable to continue generating a sufficient amount of backlog during the fourth quarter to sustain its operations in the short term, it may not be able to continue operations.

         As of April 30, 1996, borrowings under the line of credit formula were limited to approximately $1,394,000 pursuant to the availability formula. At that date, the Company had an outstanding balance of $592,000 under the line of credit and approximately $79,000 of the line reserved to cover a standby letter of credit. On June 12, 1996, the Company entered into an amendment with the bank reducing the borrowing limit under the line of credit. The amendment provides a line of credit of $1,250,000, with the first $950,000 bearing interest at one and one-half percent above the bank's prime rate and the remaining $300,000 bearing interest at three percent
above the bank's prime rate.   All covenants remain the same.

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

         Working capital declined between July 31, 1995 and April 30, 1996, due largely to the loss for the nine month period. Current assets declined by approximately $883,000 due primarily to the loss for the period and payments on the line of credit from funds generated by the collection of a large portion of the July 31, 1995 unbilled accounts receivable. Contributing to the decline in current assets was the $56,500 increase in the Company's reserve for obsolete and excess inventory. See "Cost of Revenue."

         Current liabilities decreased in the nine months ended April 30, 1996 largely due to the payment of July 31, 1995 accrued commission amounts and a reduction in accounts payable.

         The Company expects to invest an additional $100,000 for capital expenditures, primarily for equipment and software relating to the Company's growth plan, during fiscal 1996. The Company also expects internal research and development costs to be substantially below the fiscal 1995 level in the current fiscal year. Due to its current financial position, the Company expects to keep marketing and other administrative costs to a minimum until its financial condition improves significantly.

PART II - OTHER INFORMATION

All items omitted are not applicable or the answers thereto are negative.

Item 6(a): Exhibits


Exhibit No.              Description

  4.56                   Sixth Amendment to Revolving Credit,
                         Overline Credit and Term Loan Agreement,
                         between the Company and Comerica Bank,
                         dated June  12 , 1996.
  27                     Financial Data Schedule

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DAEDALUS ENTERPRISES, INC.


Date: June 13, 1996         by:   /S/ Thomas R. Ory
                                  -------------------------------------
                                  Thomas R. Ory, President and Treasurer
                                  (Duly Authorized Officer and
                                  Principal Financial Officer)

                               INDEX TO EXHIBITS


Exhibit No.                    Description

  4.56                         Sixth Amendment to Revolving Credit,
                               Overline Credit and Term Loan Agreement,
                               between the Company and Comerica Bank,
                               dated June 12, 1996.
  27                           Financial Data Schedule