Form 10-K
period 1996-07-31
DAEDALUS ENTERPRISES INC
filed 1996-10-28
CIK 26537

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [no fee required]

For the fiscal year ended July 31, 1996

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

Aggregate market value of voting stock held by non-affiliates of Registrant at September 30, 1996 (computed by reference to the average bid and asked prices of the Registrant's common stock): $1,003,839. (Assuming, but not admitting for any purpose, that all officers and directors of the Registrant, and their associates, may be deemed affiliates.)

Number of shares outstanding of common stock, $.01 par value, as of September 30, 1996: 532,824 shares

                      Documents Incorporated by Reference

Portions of the following document are incorporated by reference in Part III of this Annual Report on Form 10-K: Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders - Items 10, 11, and 12.

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

The Company is also developing a remote sensing service operation that would utilize the Company's technology to acquire and process remote sensing data for users of such data. See "Growth Plan".

Products

The principal products manufactured by the Company are airborne imaging systems. The Company's customers install these systems in aircraft and use them to acquire optical radiation data from objects on the earth's surface and in the atmosphere. This data is then processed into a useful form by data handling and data processing equipment which, in some cases, is also manufactured by the Company. A principal application of the Company's remote sensing products has been the measurement of environmental parameters in support of pollution control programs and environmental impact studies.

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

During fiscal 1996, the Company shared costs on two U.S. government sponsored Small Business Innovation Research (SBIR) programs. One of these programs, Large Format Multispectral Camera, is scheduled for completion late in fiscal 1997. The other, Laser Search and Rescue, will be completed in fiscal 1998. The Company is conducting marketing efforts and is actively seeking partners for participation in Phase III commercialization efforts for these two programs.

Revenue from standard remote sensing systems and customer-funded product development systems during the three most recent fiscal years ended July 31 are approximately as follows:


                Standard      Customer-Funded Product
       Year      Systems        Development Systems      Total
                  (000)               (000)              (000)
       ----------------------------------------------------------

       1996      $1,657             $  430              $2,087
       1995       2,340              1,278               3,618
       1994         505              1,938               2,443

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

The following table sets forth information with respect to domestic and international revenue during the three most recent fiscal years ended July 31:


                      INTERNATIONAL AND DOMESTIC REVENUE
                           (in thousands of dollars)
     -------------------------------------------------------------------
     Year                  International             Domestic
     -------------------------------------------------------------------
           Asia       Europe        Other(1)   U.S. Gov't.  Other  Total
           ----       ------        -------    ----------   -----  -----
     1996  $562       $  814          $0        $  618       $ 93  $2,087
     1995  $ 43       $2,255          $8        $1,228       $ 84  $3,618
     1994  $  5       $  916          $0        $1,522       $  0  $2,443

     (1) Revenue from geographic areas that amount to less than 10% of total revenue are shown as "Other."

International revenue normally consists largely of standard products, while domestic revenue is largely customer-funded product development. The standard product and customer-funded product development portions of the business are conducted by the same pool of personnel using the same operating space and equipment and constitute a single industry segment. For further information regarding the Company's revenue by geographic area and operations, see the table included under the caption "Selected Financial Data", and Note J to Consolidated Financial Statements which table and note are incorporated herein.

To insure against foreign currency transaction losses, international sales are generally contracted in U.S. dollars and many large contracts are secured by irrevocable letters of credit. The Company also generally receives substantial deposits on large orders from international customers.

A majority of the Company's revenue each year is derived from a small number of high dollar value equipment sales and contracts to a relatively small number of customers. Because each customer may represent a substantial portion of total revenue for that fiscal year, a small increase or decrease in the number of customers with whom the Company has contracts could generate a large percentage increase or decrease in total revenue. Revenue during a particular fiscal year may result, in substantial part, from contracts with a single customer. Revenue from the U.S. Government agencies accounted for approximately 30%, 34% and 63% of revenue for fiscal 1996, 1995 and 1994, respectively. Revenue from Italian customers accounted for approximately 7%, 28%, and 32% of revenue for fiscal 1996, 1995, and
1994, respectively.   The decrease in fiscal 1996 Italian sales occurred
since the market for the Company's current products is near saturation in Italy.

In fiscal 1996, 1995 and 1994, the Company had four, three and two major customers, respectively, each accounting for at least 10% of the Company's revenue from operations. Such major customers accounted for approximately 81%, 91% and 88% of the Company's revenue from operations in fiscal 1996, 1995 and 1994, respectively. See Note J to Consolidated Financial Statements. No single customer accounted for more than 50% of the Company's revenue in any of these years. Management does not consider the Company's business to be dependent upon a single customer or group of customers.

Product Development

The Company is in an industry characterized by technological change, which requires continuous expenditure of funds for research, development and product improvement. The Company currently intends to use, whenever possible, external contract funds and licensing agreements to expand its product line and minimize internal research and development cost.

The Company has incurred research and development expense of approximately $469,000, $586,000 and $398,000 for fiscal 1996, 1995 and 1994, respectively. In fiscal 1996, 1995 and 1994 the Company expended approximately $395,000, $839,000 and $1,800,000, respectively, in performing customer-funded product development under contracts for advanced equipment in the field of remote sensing. In addition to the amounts included in cost of revenue-product development, the Company expended approximately $26,000, $74,000 and $144,000 in fiscal 1996, 1995 and 1994, respectively, of its own funds as a cost-sharing contribution to these efforts, which is included in the aforementioned research and development figures. These amounts include an apportionment of overhead, other indirect costs, and charges for the applicable portion of salaries of supervisory employees.

The Company has filed four provisional patent applications this year. Three of these are for technology developed during the performance of SBIR programs and one is for technology related to the Company's airborne digital camera.

The Company has five employees whose primary responsibility is product development and five employees who, in addition to their primary production, manufacturing and administrative duties, also contribute to the product development effort.

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

Competition

There are several competitors that compete with individual products produced by the Company. During the past few years, one of these competitors has begun offering to build products that compete with more of the Company's standard remote sensing systems. To date, the Company has not been materially affected by this competition. The Company expects an increase in the number of competitors as governments worldwide continue to reduce military spending since many companies selling similar instruments for military purposes are now beginning to pursue non-military customers. In addition, the Company's products compete with related technologies, such as satellite remote sensing systems. In general, the superior spectral and spatial resolution and scheduling flexibility of the Company's products enable the Company to compete effectively with suppliers of satellite-based data when the capabilities of the Company's products justify the generally more costly airborne data. The Company has been able to compete successfully against its competitors through the demonstrated performance of its products and its product support mechanisms, and through the excellent reputation it has earned and maintained for the durability of its products. The Company also competes on the basis of its continuous efforts to offer product improvements and new products that keep its technology at the leading edge and offer customers the latest innovations.

Due to reduced spending on military programs, there are now even more commercial and institutional competitors for the development projects actively sought by the Company. However, the Company continues to be very successful in winning SBIR programs and was awarded two Phase II awards for approximately $600,000 each during fiscal 1996. Management believes that the Company competes successfully in the field of product development due to the Company's special capabilities in remote sensing technology and its history of successful completion of such development products. See "Growth Plan" for a description of expected changes in competition as the Company implements its growth plan.

Backlog

Total August 31, 1996 backlog of unfilled customer orders was approximately $895,000 compared to approximately $455,000 one year earlier. The Company expects to fill substantially all of its August 1996 backlog during fiscal 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Development - New Orders and Backlog".

Government Contracts

Contracts with U.S. Government agencies generally provide for reimbursement of costs plus a fee. Revenue, fees and profits on such contracts are generally recognized on the costs incurred to date. Reimbursable contract costs (including overhead and general and administrative expenses) are generally subject to audit and adjustment by negotiation between the Company and U.S. government representatives. Revenue under these contracts is recorded at amounts that are expected to be realized upon the final settlement with any adjustments to revenue reflected in the year of settlement.

Growth Plan

The Company is in the process of implementing a growth plan that is focused on two initiatives to provide growth in revenues and profits from new market areas. The goal of the growth plan is to diversify the Company's revenue-producing activities and reduce fluctuations in the Company's revenue and earnings. Management has focused its efforts on two areas of the plan with the most near-term potential. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Development - Growth Plan".

The first initiative involves the development of the airborne digital camera
(ADC) and related software in order to provide feature location mapping services to major infrastructure managers in several industries. Such industries include gas transmission companies, power companies, railroads and highway departments. The Company is currently developing an enhanced version of the ADC and is investigating various image processing systems that may be bundled with the ADC for delivery to its customers and for use by the Company in performing services for customers. The Company has completed three contracts in fiscal 1996 for which it has utilized the ADC. The Company believes that the completion of the enhanced ADC will give the Company added capabilities, increasing the size of the potential market. In the fourth quarter of fiscal 1996, the Company entered into a Marketing Alliance with a major company which provides infrastructure maintenance services to the electric and gas utilities, and railroads in the U. S. and Canada. This company will market the facility management information products developed through the use of the airborne digital camera and related data processing techniques.

The second initiative involves developing domestic environmental applications for the Company's airborne multispectral scanners. In order to exploit this market, the Company must perform specific applications and show the results to be reliable and cost-effective. To date, the Company has completed several contracts in this area and continues to pursue other demonstration projects.

Competition in these new areas of business will be different than that faced by the Company in its core business and competitors will be more numerous since there are many more companies offering products and services in each of these areas of new business. Competition will include conventional aerial survey firms using film cameras and commercial remote sensing satellite data. The commercial remote sensing satellite competitors are in the formative stage and will not have products to offer until two to three years in the future. The Company believes, however, that its capabilities in providing the source of unique data using its airborne digital camera and multispectral scanners for each of these market areas, coupled with its strategy to team with selected partners in processing and analyzing such data, will provide the opportunity to secure significant new business and will enable the Company to compete successfully in each of these market areas.

These growth plan initiatives will require changes in the Company's sales and marketing strategies and budgets. The Marketing Alliance for the infrastructure information service calls for the Company's partner to perform most marketing and sales functions. However, the Company will provide brochures, data samples, and other support to its partner. In addition, it is anticipated that this market will require more participation in trade shows and more space advertising than the Company has engaged in during previous years.

The customers for these new products and services will also be different than those involved in the Company's core product business. It is expected that these customers are unfamiliar with the Company. However, they are familiar with the services provided by the Marketing Alliance partner and this is one of the primary strategies to accelerate areas to these markets.

Although implementation of the growth plan began in fiscal 1995, material revenue impact is not expected until late fiscal 1997 at the earliest.
These strategies are intended to reduce fluctuations in the Company's revenue and earnings and enhance the Company's profitability and stockholder value. However, the Company's implementation of these growth initiatives has been slowed by the small size of the Company's staff, by its current financial position and by the lack of solid market information caused by the Company's limited resources. The Company is seeking partners and additional financing to help bring these services into the market more quickly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Sources of Capital".

Personnel

As of September 30, 1996, the Company had 16 full-time employees, three of whom were executive officers.

Executive Officers of the Company

The executive officers of the Company (who serve as such at the pleasure of the Board of Directors), their ages and the position or office held by each are as follows:


     Name             Age          Positions with the Company
---------------------------------------------------------------------------

Thomas R. Ory         57   President & Chief Executive Officer and Director

Charles G. Stanich    52   Vice President-Research & Development & Chief
                           Operating Officer and Director

Jane E. Barrett       45   Treasurer
---------------------------------------------------------------------------

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

Ms. Barrett, who was elected Treasurer in August 1996, joined the Company in May 1996 as its Controller. Prior to joining the Company, Ms. Barrett was employed by Federal-Mogul Corporation, a Fortune 500 manufacturer and distributor of automotive parts, from 1984 to 1996 in various managerial accounting positions. Her most recent position was International Accounting Manager with responsibility for the financial functions of a $600 million international division.

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

The Company is attempting to sell its building and lease back a portion of the facility from the new owner. If the Company must relocate, Management is confident that a suitable facility can be found and that the Company's business will not be materially disrupted. See "Liquidity and Sources of Capital."

Item 3.  Legal Proceedings

There are no pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were presented to a vote of security holders during the fourth quarter of fiscal 1996.

                                    PART II

Item 5.  Market for Company's Common Equity and Related
Stockholder Matters

Market Price and Dividend Information

The Company's common stock is traded in the over-the-counter market. The following table sets forth the quarterly range of high and low bid prices for the common stock and dividends declared on the common stock since July 31, 1994. Prices shown are as reported by National Quotation Bureau, Incorporated. Such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.


                                   QUARTER ENDED
              -------------------------------------------------------
              Oct.   Jan.   Apr.   July   Oct.   Jan.   Apr.    July
               31     31     30     31     31     31     30      31
              1994   1995   1995   1995   1995   1996   1996    1996
--------------------------------------------------------------------------

High         3-5/8   2      2      2-1/2  2-3/4  2-3/4  2-1/4   2-1/4
Low          2       2      2      2      2      1-1/2  1-9/16  1-1/2
Cash divid-
 end per
 share       $.08    $.00   $.00   $.09   $.00   $.00   $.00   $.00



As of September 30, 1996, the Company's common stock was held by approximately 200 holders of record.

The payment of future dividends will depend on the operating performance of the Company, its prospects and its operating cash requirements.

Item 6.  Selected Financial Data

                                                  1996    1995    1994    1993    1992
                                                  (thousands except for per share data)
-----------------------------------------------------------------------------------------------------------------------------
-----------------
FIVE YEAR SUMMARY OF OPERATIONS AND FINANCIAL
 POSITION
Operating Revenue
  Standard products                               $1,657  $2,340  $  505  $2,614  $2,699
  Customer-funded product development                430   1,278   1,938   3,654   3,268
                                                   -----   -----   -----   -----   -----
                                                   2,087   3,618   2,443   6,268   5,967
Other Income                                           3       6      10      37      34
                                                   -----   -----   -----   -----   -----
                                                   2,090   3,624   2,453   6,305   6,001
Costs and Expenses
  Cost of revenue - standard products(1)           1,037   1,180     223   1,064   1,171
  Cost of revenue - product development(1)           395     839   1,800   2,754   2,384
  Research and development                           469     586     398     205     192
  Selling and administrative                         947   1,473     977   1,624   1,623
  Interest                                            77      83      36      25      31
                                                   -----   -----   -----   -----   -----
                                                   2,925   4,161   3,434   5,672   5,401





        EARNINGS (LOSS) BEFORE INCOME TAXES         (835)   (537)   (981)    633     600
Provision (Credit) for Income Taxes                  132    (175)   (328)    179     172
                                                   -----   -----   -----   -----   -----
      INCOME (LOSS) BEFORE CUMULATIVE
           CHANGE IN ACCOUNTING PRINCIPLE           (967)   (362)   (653)    454     428
Cumulative Change in Accounting Principle net of
  approximately $9,000 of income taxes                 0       0      22       0       0
                                                   -----   -----   -----   -----   -----
                         NET EARNINGS (LOSS)       $(967)  $(362)  $(631)  $ 454    $428
                                                   =====   =====   =====   =====   =====
Earnings (Loss) Per Share Before Cumulative
 Change in Accounting Principle(2)                $(1.85) $(0.70) $(1.28)  $0.78   $0.70
                                                   =====   =====   =====   =====   =====
Net Earnings (Loss) Per Share(3)                  $(1.85) $(0.70) $(1.24)  $0.78   $0.70
                                                   =====   =====   =====   =====   =====
Cash Dividends Per Share                           $0.00   $0.17   $0.15   $0.13   $0.11
                                                   =====   =====   =====   =====   =====
Total Assets                                      $2,769  $3,930  $4,041  $4,762  $5,762
Working Capital                                     $213    $801  $1,562  $2,144  $1,844
Long-term Debt                                        $0      $0    $278    $314    $352
Stockholders' Equity                              $1,473  $2,390  $2,830  $3,516  $3,094

Sales by Geographic Area
  Europe                                            $814  $2,255    $916  $5,296  $4,411
  Asia                                               562      43       5       0       2
  United States                                      711   1,312   1,522     970   1,546
  Australia                                            0       8       0       2       0
  Other                                                0       0       0       0       8
                                                   -----   -----   -----   -----   -----
                                                  $2,087  $3,618  $2,443  $6,268  $5,967
                                                   =====   =====   =====   =====   =====

(1) Certain reclassifications have been made to the 1992 cost of revenue data to conform to classifications used in 1996, 1995, 1994 & 1993.
(2) See Note A of Notes to Consolidated Financial Statements for a description of the cumulative change in accounting principle.
(3) See Note I of Notes to Consolidated Financial Statements for a description of the calculation of earnings per share.


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

The Company has incurred significant losses in the last three fiscal years. These losses have caused the Company to experience severe liquidity problems and its bank line of credit has been utilized to maintain operations during this period. The Company received a substantial amount of new business in the last six months of fiscal 1996, however, its operations were profitable for that period of time (excluding the effect of a $149,000 increase in the valuation allowance for deferred taxes described under "Provision for Income Taxes"). The Company's short-term viability and operating results are dependent on its ability to acquire additional equity capital or generate increases in new business and cash flow to a level sufficient to support the Company's operations and maintain its ability to borrow money under its line of credit agreement. See "Business Development - New Orders and Backlog" and "Liquidity and Sources of Capital". The Company's long-term viability is dependent upon its ability to successfully implement its Growth Plan and attain consistent profitability. See "Business Development - Growth Plan.


Operating Revenue

                   STANDARD      PRODUCT      TOTAL
                   PRODUCT     DEVELOPMENT  OPERATING
                   REVENUE       REVENUE     REVENUE
                   ---------------------------------
                          % OF         % OF
                   (000) TOTAL  (000) TOTAL     (000)
----------------------------------------------------
1996              $1,657    79  $ 430    21    $2,087
1995               2,340    65  1,278    35     3,618
1994                 505    21  1,938    79     2,443

Standard product revenue during fiscal 1996 was lower than fiscal 1995 due to reduced backlog at the beginning of fiscal 1996 and the low number of new contracts received in fiscal 1996. The increase in fiscal 1995 standard product revenue over the fiscal 1994 level is attributable to two large contracts received in the last two months of fiscal 1995.

Product development revenue was significantly lower in fiscal 1996 as compared to both fiscal 1995 and 1994. Contributing to the decline in customer-funded product development revenue in fiscal 1996 was the low level of product development backlog at the beginning of the fiscal year and delays in the receipt of new product development contracts until late in the fiscal year. The decline in customer-funded product development revenue was largely due to the delay by the U.S. Congress in approving a budget for its current fiscal year resulting in a delay in awarding Small Business Innovation Research contracts and in the Company's recognition of revenue from such contracts. The decline in customer-funded product development revenue in fiscal 1995 from fiscal 1994 is largely due to the completion of the MIVIS contract in fiscal 1994 and the absence of a product development program of sufficient value to compensate for the completion of this program.

The level of the Company's revenues and profits has historically fluctuated from quarter-to-quarter and from year-to-year as the majority of its revenue is derived from a small number of high dollar value contracts. Although fluctuations are normal given the Company's reliance on a small number of high value contracts for the majority of its revenue, the low level of standard product orders received in the last three years is causing severe liquidity problems. See "Business Development - New Orders and Backlog" and "Liquidity and Capital Resources".

Domestic vs. International Revenue


                  INTERNATIONAL    DOMESTIC      TOTAL
                    OPERATING     OPERATING    OPERATING
                     REVENUE       REVENUE      REVENUE
                  --------------------------------------
                          % OF         % OF
                 (000)   TOTAL (000)  TOTAL      (000)
--------------------------------------------------------
1996           $1,376      66  $711     34       $2,087
1995           $2,306      64 1,312     36        3,618
1994              921      38 1,522     62        2,443

The decrease in international operating revenue during fiscal 1996 compared to fiscal 1995 is primarily due to the Company's receipt of contracts with a lesser value during fiscal 1996 than the large contract orders received in fiscal 1995 and, to a lesser extent, to the low international backlog as of the beginning of fiscal 1996. The increase in international operating revenue during fiscal 1995 compared to fiscal 1994 is primarily attributable to two relatively large contracts received by the Company in the last two months of fiscal year 1995. The decrease in domestic operating revenue during fiscal 1996 compared to fiscal 1995 is due to the delay by the U.S. Congress in approving a budget for its current fiscal year resulting in a delay in awarding Small Business Innovation Research contracts and in the Company's recognition of revenue from such contracts.

Management expects a significant portion of the Company's revenue to be generated from the international market in fiscal 1997 and future years. To mitigate foreign currency transaction losses, international contracts are denominated in U.S. dollars and large standard product contracts are generally secured by irrevocable letters of credit. The Company also receives substantial deposits on many large contracts with international customers.

Other Income

Other income, for the periods presented, is comprised principally of interest income. The level of such income is determined by cash on hand and interest rates. The timing of contract receipt and level of deposits received have a substantial impact on such income. The Company does not expect significant interest income for fiscal 1997.

Major Customers

                                FISCAL YEAR ENDED JULY 31,
                                --------------------------
                                1996      1995     1994
CUSTOMER  DESCRIPTION           (000)     (000)    (000)
----------------------------------------------------------
Asian standard product customer $562
European standard product
  customer                       436    $1,152
European standard product
  customer                       186       917      $35
European product development
  customer                                  90      624
U.S. Government                  618     1,228    1,522

The customers to whom the Company sells change from year-to-year. No single customer has generated a majority of the Company's revenue during any consecutive years. Revenue from the U.S. Government agencies accounted for approximately 30%, 34% and 63% of revenue for fiscal 1996, 1995 and 1994,
respectively.   Italian customers have been an important source of revenue for the Company, generating 7%, 28% and 32% of operating revenue for fiscal years ended July 31, 1996, 1995 and 1994, respectively. The decrease in 1996 Italian sales occurred since the market for the Company's current products is near saturation in Italy. See "Business Development - New Orders and Backlog".

Business Development

Growth Plan

One challenge facing the Company is to develop additional markets that will allow future growth in revenues and profits. In early fiscal 1995, management developed a three-pronged growth plan to add revenue and profits to the Company's current core business. Since that time, management has concentrated its efforts on the two areas of the plan with the most near-term potential.

The first growth area involves the use and sale of airborne digital cameras developed by the Company for the mapping of infrastructure within narrow corridors. Examples of the types of infrastructure that would be mapped with such a system include gas pipelines, electrical distribution systems, railroads and highways. The Company is currently developing an enhanced version of the ADC and is investigating various image processing systems that may be bundled with the ADC for delivery to its customers and for use by the Company in performing services for customers. The Company has completed three contracts in fiscal 1996 for which it has utilized the ADC. The Company believes that there is a sizable market for data that can be produced with its current ADC and believes that the completion of the enhanced ADC will give the Company added capabilities, increasing the size of the potential market. In the fourth quarter of fiscal 1996, the Company entered into a Marketing Alliance with a major company which provides infrastructure maintenance services to electric and gas utilities and railroads in the United States and Canada. The Company is also continuing to pursue various alternatives to obtain the additional funding necessary to bring these services to market. However, there can be no assurance that such funding will be obtained. See "Liquidity and Sources of Capital".

The other growth area involves performing domestic environmental surveys to provide a better applications market for its airborne multispectral scanners. In order to exploit this market, the Company must perform specific applications and show the results to be reliable and cost-effective. To date, the Company has completed several contracts in this area and continues to pursue other demonstration projects.

Although implementation of the growth plan began in fiscal 1995, material revenue impact is not expected until late fiscal 1997 at the earliest.
These strategies are intended to reduce fluctuations in the Company's revenue and earnings and enhance the Company's profitability and stockholder value. However, the Company's implementation of these growth initiatives has been slowed by the small size of the Company's staff, by its current financial position and by the lack of solid market information caused by the Company's limited resources. The Company is seeking partners and additional financing to help bring these services into the market more quickly. See "Liquidity and Sources of Capital".

New Orders and Backlog

In fiscal 1996, the Company received orders in the amount of approximately $2,517,000 as compared to approximately $3,274,000 in fiscal 1995. Approximately $1,259,000 of the bookings received by the Company in fiscal 1996 were for customer-funded product development, with the remainder for standard products. In the first quarter of fiscal 1997, the Company received a large international standard product order for $1,189,000 which had been delayed since February 1996. The Company's backlog at the end of fiscal 1996 (not including the fiscal 1997 contract) was approximately $1,014,000, compared to approximately $574,000 at the end of fiscal 1995. Approximately $107,000 of the fiscal 1996 backlog is for standard products, with the balance being related to the two Phase II Small Business Innovation Research (product development) contracts for approximately $600,000 each, awarded during the first quarter of fiscal 1996 and executed in the third quarter.


The Company is engaged in negotiations for several standard product orders. The negotiations for these orders have not been finalized and there can be no assurance that these orders will be received. The Company has begun production for some of these standard product orders and has costly subcomponents for one of the potential orders in stock.

The Company has received new orders at a level below that required for the Company to be profitable in the last three fiscal years. Therefore, the Company's ability to retain its line of credit and continue operations depends upon the receipt of additional significant orders during fiscal 1997 in addition to the $1,189,000 order already received in the first quarter of fiscal 1997. Management is hopeful that such orders will be received although no assurances can be given. See "Liquidity and Sources of Capital".

The results of operations for future periods are dependent upon the receipt and timing of future orders and the success of Management's growth strategy. The Company's continued viability depends upon receiving orders at a level similar to that experienced in the second half of fiscal 1996, which was substantially higher than the first half of fiscal 1996. In an effort to conserve the Company's cash resources, the Company reduced its workforce by 25% in the third quarter. The remaining employees are considered capable of fulfilling the Company's obligations under its current contracts and under the majority of the contracts currently being negotiated. If additional orders are received which require an increase in staffing, the Company believes that subcontracting or staff increases can be made without jeopardizing contract completion.

Cost of Revenue

The following table sets forth for the three most recent fiscal years, cost of standard product revenue as a percentage of standard product revenue, cost of product development revenue as a percentage of product development and cost of operating revenue as a percentage of operating revenue.

                               AS % OF
                ---------------------------------------------
                STANDARD       PRODUCT          OPERATING
                 PRODUCT     DEVELOPMENT         REVENUE
-------------------------------------------------------------
1996               63            92                69
1995               50            66                56
1994               44            93                83

In fiscal 1996, cost of standard product revenue and cost of product development revenue increased as a percentage of related revenue compared to the previous fiscal year due primarily to the Company operating significantly below its capacity during the fiscal year, causing overhead rates to increase substantially. Contributing to the high cost of revenue in fiscal 1996 were increases in the Company's provision for obsolete and excess inventory caused by the reappraisal of excess inventory due to the recent low level of contracts received for standard products.

In fiscal 1995, cost of revenue, as a percentage of operating revenue, decreased as compared to the previous fiscal year due primarily to the increase in the level of revenue earned and to an increase in the level of operations in fiscal 1995 while costs did not increase proportionately. Product development costs were unusually high in fiscal 1994 due to costs associated with the MIVIS and MIDAS contracts. Although these contracts and related smaller orders accounted for only 31% of product development revenue in fiscal 1994, they accounted for approximately 48% of the Company's cost of product development revenue. The increase in the cost of standard product revenue in fiscal 1995 compared to fiscal 1994 was due to concessions given to a customer to secure a standard product contract.

The cost of revenue percentage for fiscal 1997 will be dependent upon the timing and mix of future contracts. See "Business Development - New Orders and Backlog".

Research and Development

                                  COST       % OF
                                  (000)    REVENUE
              --------------------------------------
              1996                $469        22
              1995                 586        16
              1994                 398        16

The majority of the Company's investment in research and development in fiscal 1996 was related to enhancements to the ADC developed in fiscal 1995. The increase in research and development expense in fiscal 1995 compared to the previous fiscal year is primarily attributable to the development of the ADC. Contributing to the fiscal 1995 research and development expense were costs associated with the improvement of the Company's current products and other areas of research. The Company also shared costs in a number of customer funded product development projects during fiscal 1996,1995 and 1994 but did so to a lesser extent in fiscal 1996 than in the preceding years. See Note G of Notes to Consolidated Financial Statements.

Management's goal is to maintain research and development expense in the near future at approximately the current levels, and then in the long-term have research and development expense average approximately 5% of revenue so as to continually improve its existing product line and develop new products that are consistent with management's growth plan. Management realizes that from time to time it may be required to invest more than 5% of revenues into research and development to develop the products and services that the Company will require to meet its customers' needs and to establish steady growth in its level of operations and profits.

Selling and Administrative Expense

                            COST         % OF
                            (000)       REVENUE
            ---------------------------------------
            1996            $947          45
            1995           1,473          41
            1994             976          40

Selling and administrative expense in absolute terms decreased in fiscal 1996 compared to fiscal 1995, primarily due to the Company's 1996 third quarter staffing reductions and also due to non-recurring marketing research expenses which were incurred in fiscal 1995. The selling and administrative expense increased as a percentage of revenue due to the lower sales volume in fiscal 1996. Selling and administrative expense increased in fiscal 1995 compared to fiscal 1994 due to increased commission expense caused by the increase in international revenue in fiscal 1995 and increases in other marketing and selling costs.

Interest

Interest expense decreased in fiscal 1996 compared to fiscal 1995 due principally to the Company's reduced borrowings. Interest expense increased in fiscal 1995 over the fiscal 1994 level primarily due to the Company's higher interest rates and also due to its increased use of its line of credit. Interest expense for fiscal 1997 will be dependent upon future interest rates and the extent to which the Company utilizes its line of credit during the year.

Provision for Income Taxes

The provision for income taxes in fiscal 1996 results from the increase in the valuation allowance for deferred taxes. Such increase is attributable to the effect of the taxable losses during the three most recent fiscal years on the Company's liquidity and the resulting uncertainty of realizing the net operating loss carryforward.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's primary sources of liquidity were funds from operations and borrowings under a secured line of credit. The Company's line of credit provides for borrowings of up to $1,250,000 with availability subject to a formula. The first $950,000 bears interest at one and one-half percent above the bank's prime rate and the remaining $300,000 bears interest at three percent above the bank's prime rate. The line of credit becomes due and payable on November 1, 1996. As of July 31, 1996, borrowings under the line of credit formula were limited to approximately $950,000 pursuant to the availability formula. At that date, the Company had an outstanding balance of $689,000 under the line of credit and an additional $258,000 of the line reserved for a standby letter of credit. At August 31, 1996, the Company was able to cancel the letters of credit and reduce its outstanding balance to $269,000 due to the delivery and collection on two standard product systems.

The line of credit agreement in effect at July 31, 1996 contained tangible net worth and liquid asset to current liabilities covenants that were measured quarterly and a debt coverage covenant that was measured at the end of each second quarter and fiscal year. Although the Company was not in compliance with these covenants at the end of fiscal 1996, the bank lender waived the Company's lack of compliance for the July 31, 1996 measurement date.

On October 25, 1996, the Company and its bank signed an agreement on a new line of credit with availability subject to a revised formula. The new line of credit is effective on October 25, 1996, will continue to be secured by substantially all of the Company's assets and will not include financial covenants. As the new debt facility will be a secured master demand note, the Company has classified its total mortgage obligation as a current liability. The interest rate on both the new line and the mortgage will be one and one-half percent over the bank's prime rate. The new line of credit agreement provides for borrowings of up to $1,550,000. The new availability formula allows borrowings of up to $950,000 based on the value of the real estate, with the remaining available borrowings based on 50% of the value of certain receivables specified in the line of credit agreement. The new availability formula would have permitted borrowings of up to $950,000 at July 31, 1996 if in effect on that date. The mortgage continues to require the Company to make monthly payments of $3,583 for both principal and interest and to make a balloon payment on November 1, 2000. See Note D of Notes to Consolidated Financial Statements.

In the event the bank believes that the prospect of payment of the Company's indebtedness under the line of credit is impaired, the bank is permitted under certain of the agreements governing the line of credit to declare such indebtedness due and payable. The bank has indicated that it may limit the amount which the Company is permitted to borrow under the line of credit in the absence of continued improvement in the Company's business prospects or progress toward the acquisition of a significant amount of equity capital. If the Company is unable to borrow amounts necessary to fund its operations or is required by the bank to repay the line of credit, its financial position would be materially and adversely affected and the Company may have no choice but to cease operations. Moreover, the Company must significantly increase its backlog during fiscal 1997 in order to generate sufficient cash flow to sustain its operations.

In order to provide additional working capital and retire current debt, the Company is attempting to sell its building and lease back a portion of the facility from the new owner. There can be no assurance that the building can be sold at a price acceptable to the Company or that an acceptable lease-back agreement can be negotiated. If the Company must relocate, management is confident that a suitable facility can be found and that the Company's business will not be materially disrupted. The sale of the building is expected to result in the repayment of all currently outstanding indebtedness to the Company's bank lender and the termination of the existing line of credit. Management believes that a new line of credit supported by receivables and other assets of the Company can be negotiated with the current bank lender or a substitute bank which will be adequate to support the Company's working capital needs provided that the Company's backlog increases significantly over the current level. The Company also can negotiate a line of credit secured by the irrevocable letters of credit received on large orders from international customers. However, any new line of credit is likely to permit substantially less borrowing than the current line of credit. There can be no assurance that the Company will be able to acquire a replacement line of credit at all or that the level of borrowing permitted under any replacement line of credit will be adequate for the Company's working capital needs. The Company is also actively pursuing additional equity financing through discussions with potential investors possessing related technological and/or marketing capabilities that can help the Company develop new markets for its facility management information technology. However, there can be no assurance that such financing can be obtained.

Working capital declined to $213,000 at July 31, 1996 from $801,000 at July 31, 1995, due largely to the loss for fiscal 1996. Current assets declined by approximately $832,000 due primarily to the loss for the period and payments on the line of credit from funds generated by the collection of a large portion of the July 31, 1995 unbilled accounts receivable.

Contributing to the decline in current assets was the $41,000 increase in the Company's reserve for obsolete and excess inventory. See "Cost of Revenue".

Current liabilities decreased in fiscal 1996 largely due to the payment of commission amounts accrued in fiscal 1995 and a decrease in accrued compensation amounts due to fewer employees. Cash flow from operating activities was $48,213 during fiscal 1996, primarily due to the $597,000 reduction in accounts receivable.

The Company expects to invest approximately $200,000 during fiscal 1997 for capital expenditures, primarily for equipment and software relating to the Company's growth plan. Due to its current financial position, the Company intends to reduce internal research and development and to keep marketing and other administrative costs to a minimum until its financial condition improves significantly.

Item 8.  Financial Statements and Supplementary Financial Data

Independent Auditors' Report


Board of Directors and Stockholders of
Daedalus Enterprises, Inc.
Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Daedalus Enterprises, Inc. and subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Daedalus Enterprises, Inc. and subsidiaries at July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note K, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note A to the financial statements, effective August 1, 1993, the Company changed its method for determining percentage-of-completion for revenue recognition.


/s/Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
Ann Arbor, Michigan
September 18, 1996

(October 25, 1996 as to the third and fifth paragraphs of Note D and the entire Note K)



Consolidated Statements of Operations

                                                 Years Ended July 31,
                                          1996          1995        1994
-------------------------------------------------------------------------------

OPERATING REVENUE
Standard Products                         $1,657,228    $2,339,540  $  505,103
Product Development                          429,558     1,278,257   1,938,366
                                           ---------     ---------   ---------
                                           2,086,786     3,617,797   2,443,469
Other Income                                   3,437         6,574       9,608
                                           ---------     ---------   ---------
                                           2,090,223     3,624,371   2,453,077
Costs and Expenses
  Cost of revenue - standard products      1,036,539     1,179,648     222,672
  Cost of revenue - product development      395,107       839,159   1,800,260
  Research and development - Note G          469,369       586,466     398,390
  Selling and administrative                 947,155     1,473,252     976,490
  Interest                                    76,638        82,619      36,255
                                           ---------     ---------   ---------
                                           2,924,808     4,161,144   3,434,067
                                           ---------     ---------   ---------
        LOSS BEFORE INCOME TAXES AND
        CUMULATIVE EFFECT OF CHANGE IN
        ACCOUNTING PRINCIPLE                (834,585)     (536,773)   (980,990)
Provision (credit) for Income Taxes -
  Note E                                     132,000      (175,000)   (328,000)
                                           ---------     ---------   ---------
           LOSS BEFORE CUMULATIVE CHANGE
           IN ACCOUNTING PRINCIPLE          (966,585)     (361,773)   (652,990)
Cumulative Change in Accounting Principle
  Net of Approximately $9,000 of Income
  Taxes - Note A                                   0             0      22,187
                                           ---------     ---------   ---------
                            NET LOSS       $(966,585)    $(361,773)  $(630,803)
                                           =========     =========   =========







      NET LOSS PER SHARE BEFORE CHANGE IN
                     ACCOUNTING PRINCIPLE     $(1.85)       $(0.70)     $(1.28)

Cumulative Change in Accounting Principle -
  Note A                                        0.00          0.00        0.04
                                           ---------     ---------   ---------
             NET LOSS PER SHARE - Note I      $(1.85)       $(0.70)     $(1.24)
                                           =========     =========   =========
Pro Forma Amounts Assuming the Changes
in Accounting Principle are Applied
Retroactively

                              NET LOSS     $(966,585)    $(361,773)  $(652,990)
                                           =========     =========   =========
                    NET LOSS PER SHARE        $(1.85)       $(0.70)     $(1.28)

Consolidated Statements of Stockholders'
Equity
                                                        ADDITIONAL
                                            COMMON       PAID-IN     RETAINED
                                             STOCK       CAPITAL     EARNINGS
-------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Balances at July 31, 1993                     $5,051    $1,083,502  $2,427,877
  Net loss                                                            (630,803)
  Stock issued pursuant to employee stock
    plans - 6,435 shares                          64        20,643
  Cash dividends - $.15 per share                                      (76,189)
                                           ---------     ---------   ---------
Balances at July 31, 1994                      5,115     1,104,145   1,720,885
Net loss                                                              (361,773)
Stock issued pursuant to employee stock
  plans -  3,380 shares                           34         8,986
Cash dividends - $.17 per share                                        (87,320)
                                           ---------     ---------   ---------
Balances at July 31, 1995                      5,149     1,113,131   1,271,792
  Net loss                                                            (966,585)
Stock issued pursuant to employee stock
  plans -  18,011 shares                         180        49,208
                                           ---------     ---------   ---------
Balances at July 31, 1996                     $5,329    $1,162,339    $305,207
                                           =========     =========   =========
See Notes to Consolidated Financial Statements


Consolidated Balance Sheets

                                                   July 31,
                                            1996                1995
                                            ----------------------------
ASSETS-Note D

Current Assets
  Cash and cash equivalents                 $   56,768          $ 76,797
  Accounts receivable, less allowance of
    $2,500  - Note B                           259,079           112,401
  Unbilled accounts receivable - Note B        546,024         1,289,583
  Inventories - Note A                         640,213           635,541
  Deferred tax asset - Note E                        0            57,000
  Deposits                                           0           131,000
  Other current assets                           7,829            39,496
                                             ---------         ---------
                     TOTAL CURRENT ASSETS    1,509,913         2,341,818

Property and Equipment - Note A
  Land                                         177,131           177,131
  Building                                   1,433,898         1,433,898
  Machinery and equipment                      947,002           807,222
  Special equipment                            268,589           455,649
                                             ---------         ---------
                                             2,826,620         2,873,900
  Less accumulated depreciation             (1,606,526)       (1,464,358)
                                             ---------         ---------
                                             1,220,094         1,409,542
Deferred Tax Asset - Note E                          0            71,000
Other Assets - Note C                           39,446           108,057
                                             ---------         ---------
                                            $2,769,453        $3,930,417
                                             =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Note payable to bank - Note D               $689,000          $642,000
  Accounts payable                             184,524           163,531
  Accrued contract costs                             0            22,950
  Accrued compensation and related costs        97,936           150,401
  Accrued commissions                            1,129           176,755
  Customer deposits                                  0             9,652
  Reserve for product warranties                30,500            54,354
  Other accrued liabilities                     32,228            38,094
  Current portion of long-term debt - Note D   261,261           282,608
                                             ---------         ---------
                  TOTAL CURRENT LIABILITIES  1,296,578         1,540,345

Stockholders' Equity - Note F
  Common stock, $.01 par value
  Authorized - 2,000,000 shares
  Issued and outstanding - 532,924 shares
    (1995 - 514,913 shares)                      5,329             5,149
Additional paid-in capital                   1,162,339         1,113,131
Retained earnings                              305,207         1,271,792
                                             ---------         ---------
                                             1,472,875         2,390,072
                                             ---------         ---------
                                            $2,769,453        $3,930,417
                                             =========         =========
See Notes to Consolidated Financial Statements



Consolidated Statements of Cash Flows

                                                   Years Ended July 31,
                                          1996          1995            1994
-------------------------------------------------------------------------------

Operating Activities
  Net loss before cumulative effect of
    change in accounting principle        $(966,585)    $(361,773)      $(652,990)
  Adjustments to reconcile net income
    to net cash provided by operating
    activities, net of effect of change
    in accounting principle
      Depreciation                          180,280       168,584         170,894
      Amortization of software               65,805        84,942         107,015
      Provision (credit) for deferred
        income taxes                        128,000      (135,000)        (63,000)
      Net book value of special equipment
        sold                                152,451             0         124,466
      Loss on disposal of property and
        equipment                                 0         2,553             129
      Decrease (increase) in accounts
        receivable                          596,881      (627,429)        407,966
      Decrease (increase) in inventories     (4,672)      476,096        (425,600)
      Decrease (increase) in income taxes
        receivable                                0       223,946        (139,947)
      Decrease (increase) in deposits and
        other assets                        165,473      (133,392)          9,003
      Increase (decrease) in accounts
        payable and accrued liabilities    (259,768)       44,031        (212,655)
      Increase (decrease) in customer
        deposits                             (9,652)     (146,447)        154,179
                                           ---------    ---------       ---------
         CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                48,213      (403,889)       (520,540)
Investing Activities
  Purchase of property and equipment       (143,283)     (134,844)       (222,327)
  Investment in capitalized software              0             0         (44,692)
                                           --------     ---------       ---------


        CASH USED IN INVESTING ACTIVITIES  (143,283)     (134,844)       (267,019)
Financing Activities
  Proceeds from line of credit            1,967,749     2,572,000         970,000
  Principal payments on line of credit   (1,920,749)   (2,055,000)       (845,000)
  Payments on long-term debt                (21,347)      (32,671)        (36,820)
  Proceeds of stock issued pursuant to
    warrants, stock options and
    Stock Purchase Plan                      49,388         9,020          20,707
  Dividends paid                                  0       (40,977)        (76,189)
              CASH PROVIDED BY FINANCING
              ACTIVITIES                     75,041       452,372          32,698
                                          ---------     ---------       ---------
Decrease in cash                            (20,029)      (86,361)       (754,861)
Cash and cash equivalents at beginning
  of year                                    76,797       163,158         918,019
                                          ---------     ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR    $56,768       $76,797        $163,158
                                          =========     =========       =========
See Notes to Consolidated Financial Statements.

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

Inventories. Inventories, principally work-in-process and purchased parts, are stated at the lower of first-in, first-out cost or market. Inventory at July 31, 1996 and 1995 included work-in-process of approximately $104,000 and $91,000, respectively, with the remainder consisting of raw materials and subassemblies.

Property and equipment. Property and equipment is stated at cost and depreciated over the useful life by the straight-line method. Machinery and equipment includes construction-in-progress, relating to a multispectral scanner system, in the amount of approximately $119,000 at July 31, 1996. There was no construction-in-progress at July 31, 1995.

Special equipment consists of equipment manufactured by the Company and includes direct manufacturing costs and overhead. Such equipment which is used in manufacturing or research activities of the Company is normally made available for sale by the Company. Therefore, revenue from the sale of such equipment, if any, is included in revenue and the depreciated cost is included in cost of revenue. During the fiscal year ended July 31, 1996, the Company sold one such system with a cost of approximately $152,000. During the fiscal year ended July 31,1994, the Company transferred to work-in-process one such system with a cost of approximately $124,000.

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

New financial accounting standard. The Company has not completed the process of evaluating the impact that will result from adopting Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation", which is effective for fiscal years beginning after December 15, 1995. The Company is, therefore, unable to disclose the impact that adopting Statement of Financial Accounting Standard No. 123 will have on its financial position and results of operations when such statements are adopted. The Company has evaluated the impact that Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" has on the financial position and results of operations and has found it not to be material.

Note B - ACCOUNTS RECEIVABLE

Accounts receivable includes approximately $6,000 and $96,000 at July 31, 1996 and 1995, respectively, from agencies of the Federal Government that will be paid upon the completion and audit of the cost plus fixed-fee contracts between the Company and the government agencies.

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

Note C - CAPITALIZED SOFTWARE

Other assets include approximately $39,000 and $105,000 of unamortized software at July 31, 1996 and 1995, respectively. No software was capitalized in fiscal years 1995 and 1996.

Note D - NOTE PAYABLE AND LONG-TERM DEBT

On July 31, 1996, the Company had a $1,250,000 secured bank line of credit, with availability subject to a formula, expiring November 1, 1996 and bearing interest at one and one-half percent above the bank's prime rate on the first $950,000 (effective rate of 9.75% and 9.25% at July 31, 1996 and 1995, respectively) and three percent above prime on the remaining $300,000. At July 31, 1996, the Company had approximately $3,000 available pursuant to the line of credit with an outstanding balance under this line of credit of $689,000 with an additional $258,000 of the line reserved to support existing standby letters of credit. The outstanding balance was $642,000 at July 31, 1995.

The Company had a maximum balance outstanding of $747,000 and $1,087,000 during fiscal 1996 and 1995, respectively. The average outstanding balance and interest rate in fiscal 1996 and 1995 was $480,186 and 9.75% and $589,322 and 9.34%, respectively.

The line of credit agreement in effect at July 31, 1996 included certain financial covenants some of which require the Company to maintain a certain tangible net worth level and certain liquid asset to current liability and debt coverage ratios. At July 31, 1996 the Company was not in compliance with these covenants. The Company has obtained a waiver from its bank for its violations at July 31, 1996.

The Company has a mortgage with a balance of $261,261 and $282,608 as of July 31, 1996 and 1995, respectively, bearing interest at one and one-half percent over prime (effective rate of 9.75% and 9.25% at July 31, 1996 and
1995, respectively).   Monthly payments on the mortgage are $3,685 for both
interest and principal with the mortgage being due on November 1, 2000.

On October 25, 1996, the Company and its bank signed an agreement on a new line of credit with availability subject to a revised formula. The new line of credit is effective on October 25, 1996, will continue to be secured by substantially all of the Company's assets and will not include financial covenants. As the new debt facility will be a secured master demand note, the Company has classified its total mortgage obligation as a current liability. The interest rate on both the new line and the mortgage will be one and one-half percent over the bank's prime rate. The new line of credit agreement provides for borrowings of up to $1,550,000. The new availability formula allows borrowings of up to $950,000 based on the value of the real estate, with the remaining available borrowings based on 50% of the value of certain receivables specified in the line of credit agreement. The new availability formula would have permitted borrowings of up to $950,000 at July 31, 1996 if in effect on that date. The mortgage continues to require the Company to make monthly payments of $3,583 for both principal and
interest and to make a balloon payment on November 1, 2000.   Aggregate
annual maturities of long-term debt based on the refinanced mortgage interest rate of 9.75% are as follows:



              FISCAL YEAR               MATURITY
              -------------------------------------
              1997                      $19,610
              1998                       21,610
              1999                       23,814
              2000                       28,546
              2001                      167,681
                                        -------
                                       $261,261
                                        =======

Interest paid on all debt was approximately $77,000, $83,000 and $36,000 in fiscal 1996, 1995 and 1994, respectively.

Note E - INCOME TAXES

The provision for income taxes in fiscal 1996 results from the increase in the valuation allowance for deferred taxes. Such increase is attributable to the effect of the taxable losses during the three most recent fiscal years and the resulting uncertainty of realizing the net operating loss carryforward. Provision (credit) for income taxes is made up of the following components:


                               1996      1995          1994
--------------------------------------------------------------
Current                        $  4,000   $ (40,000)   $       0
Deferred:
  Tax provision (benefit)       128,000    (135,000)     (63,000)
  Benefit of net operating
   loss carryback                     0           0     (265,000)
                                -------    --------     --------

 PROVISION (CREDIT) FOR
 INCOME TAXES                  $132,000   $(175,000)   $(328,000)
                                =======    ========     ========


A reconciliation of the provision (credit) for income taxes and the amount computed by applying the statutory federal income tax rates to earnings is as follows:

                               1996        1995        1994
--------------------------------------------------------------

Federal income tax on earnings
  at statutory rates (35%
  in 1996, 1995 and 1994)      $(292,000)  $(188,000)  $(343,000)
Effect of federal tax rate
  difference as the result of
  surtax exemptions                    0       6,000       9,000
Foreign Sales Corporation tax
  (benefit)                       (2,000)    (10,000)     (5,000)
Other                            426,000      17,000      11,000
                                --------    --------    --------
       PROVISION (CREDIT) FOR
       INCOME TAXES             $132,000   $(175,000)  $(328,000)
                                ========    ========    ========


The Company paid $11,000 in federal corporate income taxes in fiscal year 1994. No federal corporate tax payments were made in fiscal years 1996 and 1995.

The temporary differences that give rise to deferred tax assets and liabilities at July 31, 1996 and 1995 are as follows:


                           DEFERRED TAX ASSET (LIABILITY)
                              1996                1995
                         -----------------------------------
                         SHORT-     LONG-    SHORT-    LONG-
                          TERM      TERM      TERM     TERM
------------------------------------------------------------
Net operating loss carry-
  forward                           $379,000           $199,000
Accrued personal leave   $14,000             $23,000
Inventory reserve         32,000              18,000
Warranty reserve           8,900              16,000
Capitalized software     (11,000)                       (30,000)
Depreciation                         (34,000)           (58,000)
Valuation allowance      (47,000)   (345,000)
Other                      3,100                        (40,000)
                          ------     -------  ------    -------
                              $0          $0 $57,000    $71,000
                          ======     =======  ======    =======


For the current fiscal year, the Company has limited the recognition of income tax benefit for its current operating losses due to cumulative losses realized in recent years. The Company recorded a valuation allowance of $392,000 as of July 31,1996. No valuation allowance was considered necessary as of July 31, 1995. At July 31, 1996, the Company had approximately $1,310,000 of net operating loss carryforward for tax purposes as follows:

         EXPIRATION DATE         NET OPERATING
                                     LOSS
         -------------------------------------
            2009                    $ 42,000
            2010                     507,000
            2011                     761,000
                                   ---------
                                  $1,310,000
                                   =========

Note  F - STOCK OPTIONS AND STOCK PURCHASE
          PLANS

The Company reserved 100,000 shares of common stock for sale to eligible employees through payroll deductions over six-month periods pursuant to the 1983 Employee Stock Purchase Plan (the "Purchase Plan"). The purchase price is the lower of 90% of the fair market value of the stock on the first or last day of the purchase period. Under the Purchase Plan, 1,011, 3,079 and 913 shares were issued during fiscal 1996, 1995 and 1994 at an average price of $2.36, $3.56 and $4.66 per share, respectively. At July 31, 1996 and 1995, there were 66,918 and 67,488 shares, respectively, available for future purchase.


The Company has an incentive stock option plan established in 1983 and a long-term incentive plan and a non-employee director stock option plan established in 1995 (collectively the "Plans"). The long-term incentive plan provides for the granting of options, restricted stock and/or performance awards to key employees and the non-employee director plan provides for the granting of options to outside members of the board of directors to purchase common stock of the Company at the fair value at the date of the grant. There are 64,000 and 21,000 shares of common stock reserved under the 1995 incentive stock option plan and the 1995 non-employee director stock option plan, respectively. There are 39,850 exercisable options outstanding and 14,850 stock appreciation rights outstanding under the 1983 incentive stock option plan; however, no additional options can be granted under this plan. Options granted pursuant to the Plans are generally exercisable ratably over a three to five year period and expire after ten years.

Transactions under the Plans during fiscal years 1996, 1995 and 1994 were as follows:


                                 NUMBER        OPTION
                                OF SHARES       PRICE
                                ---------      ------

Outstanding July 31, 1993        81,500    $2.75 - $7.00
Options exercised                (4,000)       $3.00
Options cancelled in connection
  with SARs                      (5,250)       $3.00
Options cancelled                (1,000)       $7.00
                                 -----------------------
Outstanding July 31, 1994        71,250    $2.75 - $7.00
Options granted to non-employee
  directors                      12,000        $3.94
Options exercised                  (950)       $3.00
Options canceled                 (5,100)   $3.00 - $6.75
                                 -----------------------
Outstanding July 31, 1995        77,200    $2.75 - $7.00
Options granted to employees     15,000        $2.75
Options exercised               (17,000)       $2.75
Options cancelled                (9,100)   $2.75 - $6.75
                                 -----------------------
Outstanding July 31, 1996        66,100    $2.75 - $7.00

Of the outstanding options at July 31, 1996 and 1995, 52,350 and 68,200 are exercisable, respectively. Of the 66,100 shares covered by outstanding options at July 31, 1996, 14,850 were accompanied by stock appreciation rights. In addition to options granted under the Plans, non-qualified options to purchase 100,000 shares have been issued to two officers of the Company at $5.00 per share which expire on December 31, 1996 and 2,000 have been issued to an employee at $4.00 per share which expire on September 1, 1999.

Total shares of common stock reserved pursuant to the Purchase Plan, the "Plans" and the non-qualified options were 293,768.

Note G - CUSTOMER-FUNDED PRODUCT DEVELOPMENT

The Company is engaged in customer-funded product development projects in which the Company shares a portion of the cost of developing the technology and retains all rights to the technology. The Company earned product development revenue of approximately $430,000, $1,278,000 and $1,938,000 while incurring related cost of revenue of approximately $395,000, $839,000 and $1,800,000 in fiscal years 1996, 1995 and 1994, respectively. In addition to these costs of revenue, the Company performed internal research and development of approximately $26,000, $74,000 and $144,000 related to the customer-funded product development project in such years.

Note H - PENSION PLAN

The Company has a qualified defined contribution plan ("Pension Plan") and a 401(k) employee savings plan ("Savings Plan") covering all employees meeting age and length of service requirements. The Pension Plan provides only for Company contributions of 10% of the active participants' eligible wages. Pension expense, which is funded quarterly, was $96,000, $135,000 and $139,000 in 1996, 1995 and 1994, respectively. The Savings Plan requires no Company contributions; however, the Company may make contributions at the discretion of the Board of Directors. No contributions were made to the Savings Plan during fiscal years 1996, 1995 or 1994. The Company has no other postretirement benefits.

Note I - EARNINGS PER SHARE

The Company uses the modified treasury stock method to calculate primary earnings per share. No adjustment was made to either the net loss or the number of shares outstanding for common stock equivalents in calculating earnings per share for fiscal 1996, 1995, and 1994 as such adjustments would have been antidilutive.

Weighted average number of shares outstanding and earnings per share for the three years ended July 31 are computed as follows:



                               1996       1995       1994
------------------------------------------------------------
Weighted average number
 of shares outstanding         522,597    513,287    506,750
Additional shares using the
 modified treasury stock
 method                              0          0          0
                               -------    -------    -------
 AVERAGE NUMBER OF
 SHARES OUTSTANDING
 AND EQUIVALENTS               522,597    513,287    506,750
                              =========  ========  =========

Net loss                     $(966,585) $(361,773) $(630,803)
                              ========   ========  =========

     LOSS PER SHARE             $(1.85)    $(0.70)    $(1.24)
                              ========   ========  =========

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

The following table sets forth information with respect to domestic and international sales of the Company's products and services:



                             1996              1995           1994
                             ---------------------------------------------------------
International
  Government agencies
    Europe                   $540,173          $2,255,232     $916,314
    Other                           0              43,299        4,898
                            ---------           ---------      -------
                              540,173           2,298,531      921,212
  Industry                    836,147               7,377          454
                            ---------           ---------      -------
                            1,376,320           2,305,908      921,666
Domestic
  U.S. Government agencies    617,842           1,228,389    1,521,666
  Other                        92,624              83,500          137
                            ---------           ---------    ---------
                              710,466           1,311,889    1,521,803
                            ---------           ---------    ---------
                           $2,086,786          $3,617,797   $2,443,469
                            =========           =========    =========

The Company's revenue each year is derived from a small number of high dollar value equipment sales and contracts with a relatively small number of customers. These customers change from year-to-year and no single customer has generated a majority of the Company's revenue during any consecutive years. Sales to major customers in each of the three years ended July 31, 1996 are as follows:


                              FISCAL YEAR ENDED JULY 31,
CUSTOMER  DESCRIPTION          1996       1995     1994
          (000)      (000)    (000)
----------------------------------------------------------
Asian standard product
  customer                       $562
European standard product
  customer                        436    $1,152
European standard product
  customer                        186       917    $35
European product development
  customer                                   90    624
U.S. Government                   618     1,228  1,522

Note K - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended July 31, 1996, 1995 and 1994, the Company incurred losses of $966,585, $361,773 and $$630,803, respectively, and has classified all of its debt as current for the years ended July 31, 1996 and 1995. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.


The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note D, the Company was not in compliance with the covenants of its line of credit agreement at July 31, 1996, but a waiver was obtained from the bank for its violations. The Company has reached agreement with its bank on a new line of credit with availability subject to a revised formula, effective October 25, 1996. As a result of the covenant violation and since the new debt facility is in the form of a secured master demand note, the Company has classified the balance of its long-term debt ($241,000 related to its mortgage) as a current liability. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreement, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. The Company is also actively pursuing additional equity financing through discussions with potential customers possessing related technological and/or marketing capabilities that can help it develop the new markets for its facility management information technology.

Item 9.  Changes in and disagreements on accounting and financial disclosure

NONE


                                   PART III

Item 10.  Directors and Executive Officers of the Company

The information included in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" and under the subheading "Certain Information Regarding Nominees" is incorporated herein by reference.

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

Item 13.  Certain Relationships and related transactions

NONE

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and reports on form 8-k

(a)  Financial Statements, Financial Statement Schedules and Exhibits

         1) The following consolidated financial statements are included in response to Item 8 of this report.

         Independent Auditors' Report

         Consolidated Statements of Operations and
         Stockholder's Equity for the years ended July 31, 1996,
         1995 and 1994

         Consolidated Balance Sheets--July 31, 1996 and 1995

         Consolidated Statements of Cash Flows for the years ended July 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

         2) Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or notes thereto.

         3) The exhibits filed herewith are set forth in the Index to Exhibits which is incorporated herein by reference.

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended July 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            DAEDALUS ENTERPRISES, INC.


                        By: /s/Thomas R. Ory
                            --------------------------
                            Thomas R. Ory, President
                            October 25, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Thomas R. Ory             /s/Charles G. Stanich
-----------------------      -------------------------
Thomas R. Ory                Charles G. Stanich
President                    Vice President-Research
(Chief Executive Officer)    & Development
Director                     (Chief Operating Officer)
October 25, 1996             Director
                             October 25, 1996

/s/Jane E. Barrett           /s/John D. Sanders
-----------------------      -------------------------
Jane E. Barrett              John D. Sanders
Treasurer                    Chairman of the Board
(Principal Financial &       Director
Accounting Officer)          October 25, 1996
October 25, 1996


/s/William S. Panschar       /s/Philip H. Power
-----------------------      -------------------------
William S. Panschar          Philip H. Power
Director                     Director
October 25, 1996             October 25, 1996



                               INDEX TO EXHIBITS

The Commission File Number for all reports filed on Forms 10-K, 10-Q or 8-K filed by the Company is 0-8193.


Exhibit No.                  Description
----------                   -----------

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

4.49 Revolving Credit Note in the amount of $2,500,000 dated December 23, 1991 between the Company and Manufacturers Bank, N.A. (filed as exhibit 4.49 to the Company's Quarterly Report on Form 10-Q for the second quarter of fiscal 1992 and incorporated herein by reference)

4.50 Second Amendment to Revolving Credit, Overline Credit and Term Loan Agreement and Revolving Credit Note between the Company and Comerica Bank, formerly known as Manufacturers Bank, N.A., dated November 30, 1992 (filed as exhibit 4.50 to the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 1993 and incorporated herein by reference)

4.51 Third Amendment to Revolving Credit, Overline Credit and Term Loan Agreement, between the Company and Comerica Bank, dated November 30, 1993 (filed as exhibit 4.51 to the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 1994 and incorporated herein by reference)

4.52 Revolving Credit Note in the amount of $3,000,000 dated November 30, 1993, between the Company and Comerica Bank (filed as exhibit 4.52 to the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 1994 and incorporated herein by reference)

4.53 A Fourth Amendment to Revolving Credit, Overline Credit and Term Loan Agreement, between the Company and Comerica Bank, dated November 30, 1994 (filed as exhibit 4.53 to the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 1995 and incorporated herein by reference)

4.53 B Fifth Amendment to Revolving Credit, Overline Credit and Term Loan Agreement, between the Company and Comerica Bank, dated October 30, 1995 (filed as exhibit 4.53 to the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 1996 and incorporated herein by reference)

4.54 Revolving Credit Note between the Company and Comerica Bank, dated October 30, 1995 (filed as exhibit 4.54 to the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 1996 and incorporated herein by reference)

4.55 Mortgage Extension Agreement between the Company and Comerica Bank, dated October 30, 1995 (filed as exhibit 4.55 to the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 1996 and incorporated herein by reference)

4.56 Sixth Amendment to Revolving Credit, Overline Credit and Term Loan Agreement, between the Company and Comerica Bank, dated June 12, 1996 (filed as exhibit 4.56 to the Company's Quarterly Report on Form 10-Q for the third quarter of fiscal 1996 and incorporated herein by reference)

4.57 Master Revolving Note and Advance Formula Agreement between the Company and Comerica Bank, both dated October 25, 1996 (filed herewith)

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

10.610* Long-term Incentive Plan (filed as exhibit 10.610 to the 1994 Form 10-K and incorporated herein by reference)

10.611*  Stock Option Plan for Nonemployee Directors (filed as exhibit
         10.611 to the 1994 Form 10-K and incorporated herein by reference)

10.612* Form of Senior Officer Severance Agreement with Messrs. Ory and Stanich, dated June 21, 1995 (filed as Exhibit 10.612 to the 1995 Form 10-K and incorporated herein by reference))

10.901   Teaming agreement between the Company and Coastal
         Environmental Services, Inc., dated March 17, 1994. (filed as exhibit 10.901 to the 1994 Form 10-K and incorporated herein by reference)

10.902   Agreement between the Company and James W. Sewall
         Company, dated March 25, 1994, for the development of the Airborne Digital Camera and related software for pipeline right-of-way monitoring and other applications (filed as exhibit 10.902 to the 1994 Form 10-K and incorporated herein by reference)

10.903 Teaming agreement between the Company and Pacific Meridian Resources, dated August 17, 1994 (filed as exhibit 10.903 to the 1994 Form 10-K and incorporated herein by reference)

11.01     Computation of Earnings Per Share (filed herewith)

21.01     Subsidiaries of the Company (filed herewith)

23.01     Consent of Deloitte & Touche LLP (filed herewith)

27.01     Financial Data Schedule (filed herewith)

*Company's management contracts and compensatory plans and arrangements which are required to be filed as exhibits in this Form 10-K.

The Company will furnish to its stockholders a copy of any of the exhibits listed above upon written request and upon payment of a reasonable fee (limited to the Company's reasonable expenses in furnishing such exhibits). Request for exhibits may be directed to Jane E. Barrett, Treasurer, Daedalus Enterprises, Inc., P.O. Box 1869 Ann Arbor, MI 48106.