Form 10-Q
period 1996-10-31
DAEDALUS ENTERPRISES INC
filed 1996-12-12
CIK 26537

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended October 31, 1996            Commission File Number 0-8193

                                       OR


(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from               to
                               -------------    ---------------------

                         DAEDALUS ENTERPRISES, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          DELAWARE                                       38-1873250
          --------                                       ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)


           P.O. BOX 1869
           -------------
     ANN ARBOR, MICHIGAN 48106                        (313) 769-5649
     -------------------------                        --------------
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

                              Yes (X)      No (  )

Number of shares outstanding of common stock, $.01 par value, as of December 2, 1996

                                 533,224 shares
                                 --------------

Page 2                                                                 FORM 10-Q



                         PART I - FINANCIAL INFORMATION

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                                            Three Months Ended
                                                               October 31,
---------------------------------------------------------------------------------------
                                                      1996                     1995
---------------------------------------------------------------------------------------
OPERATING REVENUE
          Standard products .....................$  586,746               $   488,576
          Product development ...................   256,331                    64,692
---------------------------------------------------------------------------------------
                                                    843,077                   553,268
          Other Income                                2,740                       325
---------------------------------------------------------------------------------------
                                                    845,817                   553,593
COST AND EXPENSES
          Cost of revenue - standard products....   307,455                   346,815
          Cost of revenue - product development..   213,808                    66,514
          Research and development ..............    29,128                   117,529
          Selling and administrative                256,949                   303,994
          Interest                                   15,618                    16,383
---------------------------------------------------------------------------------------
                                                    822,958                   851,235
---------------------------------------------------------------------------------------

     NET EARNINGS (LOSS) BEFORE INCOME TAXES     $  22,859                   (297,642)
CREDIT FOR INCOME TAXES - NOTE C                         0                    (17,000)
---------------------------------------------------------------------------------------

                      NET EARNINGS ( LOSS)       $  22,859                $  (280,642)
-------------------------------------------------======================================

             NET EARNINGS (LOSS) PER SHARE       $    0.04                $     (0.54)
-------------------------------------------------======================================


The accompanying notes are an integral part of these condensed financial statements.

Page 3                                                                 FORM 10-Q



                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   October 31,                July 31,
                                                                      1996                     1996
                                                                   (unaudited)
--------------------------------------------------------------------------------------------------------
ASSETS - Note D
CURRENT ASSETS
          Cash and cash equivalents ........................ $        59,428           $        56,768
          Accounts receivable, less allowance of $2,500.....         291,147                   259,079
          Unbilled accounts receivable......................         332,803                   546,024
          Inventories - Note B..............................         570,285                   640,213
          Other current assets..............................           9,176                     7,829
--------------------------------------------------------------------------------------------------------
                           TOTAL CURRENT ASSETS                    1,262,839                 1,509,913
PROPERTY AND EQUIPMENT
          Land..............................................         177,131                   177,131
          Building..........................................       1,433,898                 1,433,898
          Machinery and equipment...........................         818,944                   817,640
          Special equipment.................................         367,780                   397,951
--------------------------------------------------------------------------------------------------------
                                                                   2,797,753                 2,826,620
          Less accumulated depreciation.....................      (1,640,889)               (1,606,526)
--------------------------------------------------------------------------------------------------------
                                                                   1,156,864                 1,220,094
OTHER ASSETS................................................          24,852                    39,446
--------------------------------------------------------------------------------------------------------

                                                             $     2,444,555           $     2,769,453
-------------------------------------------------------------===========================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Note payable to bank - Note D...................... $       342,000           $       689,000
         Accounts payable...................................         108,323                   184,524
         Accrued compensation and related costs.............         102,697                    97,936
         Accrued commissions................................          44,227                     1,129
         Reserve for product warranties.....................          30,500                    30,500
         Other accrued liabilities..........................          63,688                    32,228
         Current portion of long-term debt - Note D.........         256,678                   261,261
--------------------------------------------------------------------------------------------------------
                 TOTAL CURRENT LIABILITIES                           948,113                 1,296,578
STOCKHOLDERS' EQUITY
         Common stock, $.01 par value
                 Authorized--2,000,000 shares...............           5,332                     5,329
                 Issued and outstanding--533,224 shares
                          (July 31, 1996--532,924 shares)
         Additional paid-in capital.........................       1,163,044                 1,162,339
         Retained earnings..................................         328,066                   305,207
--------------------------------------------------------------------------------------------------------
                                                                   1,496,442                 1,472,875
--------------------------------------------------------------------------------------------------------

                                                             $     2,444,555           $     2,769,453
-------------------------------------------------------------===========================================

The accompanying notes are an integral part of these condensed financial statements.

Page 4                                                                 FORM 10-Q


                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                            Three Months Ended
                                                                                                 October 31,
                                                                                     1996                       1995
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
         Net earnings (loss) ...................................................  $  22,859                $  (280,642)
         Adjustments to reconcile net income to net cash provided by operating activities
                 Depreciation ..................................................     34,363                     46,919
                 Amortization of software ......................................     14,594                     17,997
                 Net book value of special equipment sold ......................    138,726                          0
                 Increase in deferred tax asset ................................          0                    (17,000)
                 Decrease in accounts receivable ...............................    181,153                    589,946
                 Decrease (increase) in inventory ..............................     69,928                    (20,659)
                 Decrease (increase) in other assets ...........................     (1,347)                   132,626
                 Decrease  (increase) in accounts payable and accrued expenses..      3,118                   (161,055)
                 Decrease in customer deposits .................................          0                     (9,652)
------------------------------------------------------------------------------------------------------------------------
                          CASH PROVIDED BY OPERATING ACTIVITIES                     463,394                    298,480

INVESTING ACTIVITIES
         Purchase of property and equipment ....................................   (109,859)                   (15,385)
------------------------------------------------------------------------------------------------------------------------
                                  CASH USED IN INVESTING ACTIVITIES                (109,859)                   (15,385)

FINANCING ACTIVITIES
         Proceeds from revolving line of credit ................................    332,000                    610,000
         Payments on revolving line of credit ..................................   (679,000)                  (847,000)
         Payments on long-term debt ............................................     (4,583)                    (8,385)
         Proceeds of stock issued pursuant to stock option and
                 stock purchase plan ...........................................        708                      2,001
------------------------------------------------------------------------------------------------------------------------
                          CASH  USED IN FINANCING ACTIVITIES                       (350,875)                  (243,384)

INCREASE IN CASH ...............................................................      2,660                     39,711
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .................................     56,768                     76,797
------------------------------------------------------------------------------------------------------------------------

           CASH AND CASH EQUIVALENTS AT END OF QUARTER                            $  59,428                $   116,508
----------------------------------------------------------------------------------======================================



The accompanying notes are an integral part of these condensed financial statements.

Page 5                                                                 FORM 10-Q


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 1996

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

Reference is made to the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for the year ended July 31, 1996.

The results of operations for the three months ended October 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications were made to the July 31, 1996 financial statements to conform with the classification used in the October 31, 1996 financial statements.

NOTE B - INVENTORY

Inventory includes work-in-process of approximately $63,000 and $104,000 as of October 31, 1996 and July 31, 1996, respectively. The remaining inventory consists of parts and subassemblies, both purchased and manufactured, that can be used in the manufacturing process or sold as spare parts.

NOTE C - INCOME TAXES

The Company estimates its provision for income taxes using its estimated annual effective rate. For the period ended October 31, 1996, the Company utilized the income tax benefit of the net operating loss carryforwards to offset the income tax provision for the first quarter earnings. The Company has limited the recognition of income tax benefit for the remainder of its net operating loss carryforwards due to cumulative losses realized in recent years. The valuation allowance for deferred taxes at October 31, 1996 is $386,000.

NOTE D - REVOLVING CREDIT

On October 31, 1996, the Company had a $1,550,000 line of credit with a bank, with availability subject to a formula, bearing interest at one and one-half percent above the bank's prime rate. The formula is $950,000 based on the value of the real estate, with the remaining available borrowings based on 50% of the value of certain receivables specified in the line of credit agreement. As of October 31, 1996, total availability was $1,018,000 pursuant to the formula.

Page 6                                                                 FORM 10-Q

The Company had an outstanding balance under this line of credit agreement of approximately $342,000 at October 31, 1996, and a balance of $689,000 under the prior line of credit agreement at July 31, 1996.

The Company has classified its total mortgage liability as a current liability since the current line of credit is a secured master demand note. The line is secured by substantially all of the Company's assets and does not include any financial covenants.

NOTE F - EARNINGS PER SHARE

The computation of net earnings per share is based on the weighted average number of shares of common stock outstanding during the three month periods ended October 31, 1996 and 1995. The weighted average number of shares used in the computation was 533,124 and 515,404 for the three months ended October 31, 1996 and 1995, respectively, all of which were issued and outstanding. No adjustments were made to either net earnings (loss) or the number of shares outstanding in calculating earnings (loss) per share as such adjustments would have been antidilutive.

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

Page 7                                                                 FORM 10-Q

development contracts are also accompanied by a significant deposit.
Therefore, the timing of the contract receipt can have a material impact on the Company's cash flow.

The Company was profitable in the first quarter of fiscal 1997 after incurring significant losses in the last three fiscal years. The prior losses have caused the Company to experience severe liquidity problems and its bank line of credit is being utilized to maintain operations. However, the Company received a substantial amount of new business in the last six months of fiscal 1996 and in the first quarter of 1997, which allowed it to be profitable for that period of time (excluding the effect of a $149,000 valuation allowance for deferred taxes recognized during the fourth quarter of fiscal 1996) and to significantly reduce outstanding amounts borrowed under its line of credit. The Company's short-term viability and operating results are dependent on its ability to acquire additional equity capital or maintain the current levels of
new business and cash flow.   See "Business Development - New Orders and
Backlog" and "Liquidity and Sources of Capital". The Company's long-term viability is dependent upon its ability to successfully implement its Growth Plan and attain consistent profitability. See "Business Development - Growth Plan.

OPERATING REVENUE

Standard product revenue for the three month period ended October 31, 1996 increased from the comparable period of fiscal 1996 due to the Company's recognition of revenue on a new standard product contract for $1,189,000 received in the first quarter of fiscal 1997. Product development revenue increased in the first quarter of 1997 from the comparable period of 1996 due to the Company's recognition of revenue on two product development contracts received in late fiscal 1996.

The level of the Company's revenues and profits has historically fluctuated from quarter-to-quarter and from year-to-year as the majority of its revenue is derived from a small number of high dollar value contracts. Although fluctuations are normal given the Company's reliance on a small number of high value contracts for the majority of its revenue, the low level of standard product orders received in the last three fiscal years is causing severe liquidity problems. See "Business Development - New Orders and Backlog" and "Liquidity and Sources of Capital".

DOMESTIC VS. INTERNATIONAL REVENUE

International revenue represented 65% and 83% of operating revenue during the first three months of fiscal 1997 and 1996, respectively. International revenue increased in absolute terms in the first quarter of fiscal 1997 from the comparable period of fiscal 1996, primarily due to the Company's recognition of revenue on a significant international contract received during the first quarter of fiscal 1997. The international contracts received in fiscal 1996 were received late in the year. The increase in domestic operating revenue during the first quarter of fiscal 1997 from the same period in fiscal 1996 is due to the Company's recognition of revenue on two product development contracts received in late fiscal 1996.

Management expects a significant portion of the Company's revenue to be generated from the international market in fiscal 1997 and future years. To mitigate foreign currency transaction losses, international contracts are denominated in U.S. dollars and large standard product

Page 8                                                                FORM 10-Q

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

The first growth area involves the use and sale of airborne digital cameras
(ADC) developed by the Company for the mapping of infrastructure within narrow corridors. Examples of the types of infrastructure that would be mapped with such a system include gas pipelines, electrical distribution systems, railroads and highways. The Company is currently developing an enhanced version of the ADC and is investigating various image processing systems that may be bundled with the ADC for delivery to its customers and for use by the Company in performing services for customers. The Company completed three contracts in fiscal 1996 for which it utilized the ADC. The Company believes that there is a sizable market for data that can be produced with its current ADC and believes that the completion of the enhanced ADC will give the Company added capabilities, increasing the size of the potential market. In the fourth quarter of fiscal 1996, the Company entered into a Marketing Alliance with a major company which provides infrastructure maintenance services to electric and gas utilities and railroads in the United States and Canada. The Company is also continuing to pursue various alternatives to obtain the additional funding necessary to bring these services to market. However, there can be no assurance that such funding will be obtained. See "Liquidity and Sources of Capital".

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

Page 9                                                                FORM 10-Q

New Orders and Backlog

In the three months ended October 31, 1996, the Company received orders in the amount of approximately $1,259,000 as compared to approximately $192,000 in the comparable period of fiscal 1996. Approximately $1,189,000 of the bookings received by the Company in the first quarter of fiscal 1997 were for standard products, with the remainder for customer funded service orders. The Company has also been awarded two new contracts totaling $789,000 in the second quarter of fiscal 1997. The Company's backlog at the end of the first quarter was approximately $1,430,000, compared to approximately $213,000 at the end of the comparable period in fiscal 1996. Approximately $725,000 of the first quarter fiscal 1997 backlog is for standard products, with the majority of the balance being related to the two Phase II Small Business Innovation Research (product development) contracts awarded during the first quarter of fiscal 1996 and executed in the third quarter.

The Company is engaged in negotiations for several standard product orders. The negotiations for these orders have not been finalized and there can be no assurance that these orders will be received. The Company has begun production for some of these standard product orders and has costly subcomponents for one of the potential orders in stock.

The Company's ability to retain its line of credit and continue operations depends upon the receipt of additional significant orders during fiscal 1997 in addition to approximately $2,000,000 of orders already received in fiscal 1997. Management is hopeful that such orders will be received although no assurances can be given. See "Liquidity and Sources of Capital". The results of operations for future periods are dependent upon the receipt and timing of future orders and the success of Management's growth strategy.

COST OF REVENUE

In the first quarter of fiscal 1997, cost of revenue decreased as a percentage of revenue compared to the same period in fiscal 1996 due primarily to higher standard product profitability. Contributing to the higher cost of revenue percentage in fiscal 1996 were higher overhead rates due to the Company operating significantly below capacity.

The cost of revenue percentage for the remainder of fiscal 1997 will be dependent upon the timing and mix of future contracts. See "Business Development - New Orders and Backlog".

RESEARCH AND DEVELOPMENT

Research and development expense declined in the first quarter of fiscal 1997 as compared to the same period one year earlier primarily due to a significant portion of the ADC enhancements being completed in the first quarter of fiscal 1996. The higher research and development expense in the first quarter of fiscal 1996 was also due to the higher than normal overhead rates.

Page 10                                                               FORM 10-Q


SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expense decreased in the first quarter of fiscal 1997 compared to the same period in fiscal 1996, primarily due to the Company's fiscal 1996 third quarter staffing reductions.

INTEREST

Interest expense decreased in the first quarter of fiscal 1997 compared to the same period in fiscal 1996 due principally to the Company's reduced borrowings.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's primary sources of liquidity were funds from operations and borrowings under a secured line of credit. The Company's line of credit provides for borrowings of up to $1,550,000, with an availability formula allowing borrowings of up to $950,000 based on the value of the real estate, with the remaining available borrowings based on 50% of the value of certain receivables specified in the line of credit agreement. The line of credit is a demand note which is secured by substantially all of the Company's assets and contains no financial covenants. The interest rate on both the line of credit and the mortgage is at one and one-half percent above the bank's prime rate.

As of October 31, 1996, borrowings under the line of credit formula were limited to approximately $1,018,000 pursuant to the availability formula. At that date, the Company had an outstanding balance of $342,000 under the line of credit and an additional $238,000 of the line reserved for a standby letter of credit. The mortgage continues to require the Company to make monthly payments of $3,583 for both principal and interest and to make a balloon payment on November 1, 2000.

The bank is permitted under the line of credit agreement to declare such indebtedness due and payable at any time and is not obligated to make further advances at any time. If the Company is unable to borrow amounts necessary to fund its operations or is required by the bank to repay the line of credit, its financial position would be materially and adversely affected and the Company may have no choice but to cease operations. Moreover, the Company must continue to significantly increase its backlog during fiscal 1997 in order to generate sufficient cash flow to sustain its operations.

In order to provide additional working capital and retire current debt, the Company is attempting to sell its building and lease back a portion of the facility from the new owner. There can be no assurance that the building can be sold at a price acceptable to the Company or that an acceptable lease-back agreement can be negotiated. If the Company must relocate, management is confident that a suitable facility can be found and that the Company's business will not be materially disrupted. The sale of the building is expected to result in the repayment of all currently outstanding indebtedness to the Company's bank lender and the termination of the existing line of credit. Management believes that a new line of credit supported by receivables and other assets of

Page 11                                                                FORM 10-Q

the Company can be negotiated with the current bank lender, or a substitute bank, which will be adequate to support the Company's working capital needs provided that the Company's backlog increases significantly over the current level. The Company might also negotiate a line of credit secured by the irrevocable letters of credit received on large orders from international customers. However, any new line of credit is likely to permit substantially less borrowing than the current line of credit. There can be no assurance that the Company will be able to acquire a replacement line of credit at all or that the level of borrowing permitted under any replacement line of credit will be adequate for the Company's working capital needs. The Company is also actively pursuing additional equity financing through discussions with potential investors possessing related technological and/or marketing capabilities that can help the Company develop new markets for its facility management information technology. However, there can be no assurance that such financing can be obtained.

Working capital increased to $315,000 at October 31, 1996 from $213,000 at July 31, 1996, due primarily to the increased revenue and earnings for the first quarter. Current assets declined by approximately $247,000 due primarily to the utilization of inventory parts for orders received in the first quarter and by the collection of a large portion of the July 31, 1996 unbilled accounts receivable. Funds from these collections were used for payments on the line of credit and to reduce accounts payable.

Cash flow from operating activities was $463,000 during the first quarter of fiscal 1997 due primarily to the $181,000 reduction in accounts receivable, the $139,000 sale of special equipment and the $70,000 reduction of inventory as compared to $298,000 in the first quarter of fiscal 1996.

The Company expects to invest approximately $100,000 during the remainder of fiscal 1997 for capital expenditures, primarily for equipment and software relating to the Company's growth plan. Due to its current financial position, the Company intends to reduce internal research and development expenses and to keep marketing and other administrative costs to a minimum until its financial condition improves significantly.

                          PART II - OTHER INFORMATION

Item 6(a):  Exhibits

  Exhibit No.               Description
  -----------               -----------
   10.613                   Form of Incentive Stock Option Agreement Under Long-Term
                            Incentive Plan
   27                       Financial Data Schedule

Page 12                                                              FORM 10-Q



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     DAEDALUS ENTERPRISES, INC.

  Date:  December 6, 1996         by:    /s/ Thomas R. Ory
         -----------------            ------------------------------------------
                                      Thomas R. Ory, President & CEO
                                      (Duly Authorized Officer)


  Date:  December 6, 1996         by:    /s/ Jane E. Barrett
         -----------------            ------------------------------------------
                                      Jane E. Barrett, Treasurer
                                      (Principal Financial & Accounting Officer)



                               INDEX TO EXHIBITS


EXHIBIT NO.               DESCRIPTION
-----------               -----------
  10.613          Form of Incentive Stock Option Agreement Under Long-Term
                  Incentive Plan
  27              Financial Data Schedule