Form 10-Q
period 1997-01-31
DAEDALUS ENTERPRISES INC
filed 1997-03-14
CIK 26537

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 1997        Commission File Number 0-8193

                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                ----------------      ---------------------

                           DAEDALUS ENTERPRISES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  38-1873250
              --------                                  ----------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)



           P.O. BOX 1869
          -------------
      ANN ARBOR, MICHIGAN 48106                       (313) 769-5649
      -------------------------                       --------------
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

                              Yes (X)      No ( )

Number of shares outstanding of common stock, $.01 par value, as of March 7, 1997

                                 533,224 shares
                                 --------------

Page 2                                                          FORM 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED



                                                           Six Months Ended                Three Months Ended
                                                              January 31,                     January 31,
----------------------------------------------------------------------------------------------------------------------
                                                         1997            1996              1997            1996
----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE
    Standard products ..........................   $  1,016,511      $  591,566       $  429,766       $  102,990
    Product development  .......................        488,180          75,732          231,849           11,040
----------------------------------------------------------------------------------------------------------------------
                                                      1,504,691         667,298          661,615          114,030
    Other Income ...............................          5,862           1,433            3,122            1,108
----------------------------------------------------------------------------------------------------------------------
                                                      1,510,553         668,731          664,737          115,138
COST AND EXPENSES
     Cost of revenue - standard products .......        507,604         587,950          201,936          241,135
     Cost of revenue - product development .....        435,456          92,602          220,438           26,088
     Research and development ..................         73,172         264,953           43,468          147,424
     Selling and administrative ................        477,221         555,932          220,272          251,938
     Interest ..................................         35,370          35,936           19,752           19,553
----------------------------------------------------------------------------------------------------------------------
                                                      1,528,823       1,537,373          705,866          686,138
----------------------------------------------------------------------------------------------------------------------
                               NET LOSS
                    BEFORE INCOME TAXES                 (18,270)       (868,642)         (41,129)        (571,000)
CREDIT FOR INCOME TAXES - NOTE C                              0         (17,000)               0                0
----------------------------------------------------------------------------------------------------------------------
                               NET LOSS            $    (18,270)     $ (851,642)      $  (41,129)      $ (571,000)
---------------------------------------------------===================================================================

                     NET LOSS PER SHARE            $      (0.03)     $    (1.65)      $    (0.08)      $    (1.11)
---------------------------------------------------===================================================================





The accompanying notes are an integral part of these condensed financial statements.

Page 3                                                              FORM 10-Q

                           DAEDALUS ENTERPRISES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                            January 31,         July 31,
                                                               1997               1996
                                                            (unaudited)
------------------------------------------------------------------------------------------------
ASSETS - Note D

CURRENT ASSETS
   Cash and cash equivalents ........................     $     6,773       $    56,768
   Accounts receivable, less allowance of $2,500 ....         192,038           259,079
   Unbilled accounts receivable .....................         540,757           546,024
   Inventories - Note B .............................         502,196           640,213
   Other current assets .............................          13,512             7,829
------------------------------------------------------------------------------------------------
                        TOTAL CURRENT ASSETS                1,255,276         1,509,913

PROPERTY AND EQUIPMENT
   Land .............................................         177,131           177,131
   Building .........................................       1,433,898         1,433,898
   Machinery and equipment ..........................         818,944           817,640
   Special equipment ................................         416,688           397,951
------------------------------------------------------------------------------------------------
                                                            2,846,661         2,826,620
   Less accumulated depreciation ....................      (1,675,251)       (1,606,526)
------------------------------------------------------------------------------------------------
                                                            1,171,410         1,220,094
OTHER ASSETS ........................................          10,257            39,446
------------------------------------------------------------------------------------------------

                                                          $ 2,436,943       $ 2,769,453
----------------------------------------------------------======================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Note payable to bank - Note D ...................     $   250,000       $   689,000
    Accounts payable ................................         124,869           184,524
    Accrued compensation and related costs ..........          65,164            97,936
    Accrued commissions .............................          80,380             1,129
    Customer deposits ...............................         150,073                 0
    Reserve for product warranties ..................          18,083            30,500
    Other accrued liabilities .......................          41,084            32,228
    Current portion of mortgage - Note D ............         251,977           261,261
------------------------------------------------------------------------------------------------
                        TOTAL CURRENT LIABILITIES             981,630         1,296,578

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value
       Authorized--2,000,000 shares .................           5,332             5,329
       Issued and outstanding--533,224 shares
                  (July 31, 1996--532,924 shares)
    Additional paid-in capital ......................       1,163,044         1,162,339
    Retained earnings ...............................         286,937           305,207
------------------------------------------------------------------------------------------------
                                                            1,455,313         1,472,875
------------------------------------------------------------------------------------------------

                                                          $ 2,436,943       $ 2,769,453
----------------------------------------------------------======================================


The accompanying notes are an integral part of these condensed financial statements.

Page 4                                                              FORM 10-Q




                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                Six Months Ended
                                                                                   January 31,
                                                                             1997              1996
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net loss ...........................................................   $   (18,270)    $  (851,642)
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation ....................................................        68,725          93,836
     Amortization of software ........................................        29,189          35,995
     Net book value of special equipment sold ........................       138,726               0
     Increase in deferred tax asset ..................................             0         (17,000)
     Decrease in accounts receivable .................................        72,308       1,301,315
     Decrease (increase) in inventory ................................       138,017         (33,176)
     Decrease (increase) in other assets .............................        (5,683)        127,496
     Decrease  (increase) in accounts payable and accrued expenses ...       (16,737)       (264,487)
     Increase (decrease) in customer deposits ........................       150,073          (2,647)
--------------------------------------------------------------------------------------------------------
                      CASH PROVIDED BY OPERATING ACTIVITIES                  556,348         389,690

INVESTING ACTIVITIES
  Purchase of property and equipment .................................      (158,767)        (33,532)
--------------------------------------------------------------------------------------------------------
                          CASH USED IN INVESTING ACTIVITIES                 (158,767)        (33,532)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit .............................       665,000       1,130,749
  Payments on revolving line of credit  ..............................    (1,104,000)     (1,477,749)
  Payments on long-term debt .........................................        (9,284)        (12,374)
  Proceeds of stock issued pursuant to stock option and ..............
   stock purchase plan ...............................................           708           2,001
--------------------------------------------------------------------------------------------------------
                         CASH  USED IN FINANCING ACTIVITIES                 (447,576)       (357,373)

INCREASE IN CASH .....................................................       (49,995)         (1,215)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .......................        56,768          76,797
--------------------------------------------------------------------------------------------------------

                CASH AND CASH EQUIVALENTS AT END OF QUARTER              $     6,773     $    75,582
-------------------------------------------------------------------------===============================




The accompanying notes are an integral part of these condensed financial statements.

Page 5                                                          FORM 10-Q


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 1997


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

The results of operations for the six months ended January 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications were made to the July 31, 1996 financial statements to conform with the classification used in the January 31, 1997 financial statements.

NOTE B - INVENTORY

Inventory includes work-in-process of approximately $25,000 and $104,000 as of January 31, 1997 and July 31, 1996, respectively. The remaining inventory consists of parts and subassemblies, both purchased and manufactured, that can be used in the manufacturing process or sold as spare parts.

NOTE C - INCOME TAXES

The Company estimates its provision for income taxes using its estimated annual effective rate. The Company has limited the recognition of income tax benefit for its net operating loss carryforwards due to cumulative losses realized in recent years. The valuation allowance for deferred taxes at January 31, 1997 is $402,000.

NOTE D - REVOLVING CREDIT

On January 31, 1997, the Company had a $1,550,000 line of credit with a bank, with availability subject to a formula, bearing interest at one and one-half percent above the bank's prime rate (effective rate of 9.75%). The formula is $950,000 based on the value of the real estate, with the remaining available borrowings based on 50% of the value of certain receivables specified in the line of credit agreement. As of January 31, 1997, total availability was $1,194,000 pursuant to the formula. The Company had an outstanding balance under this line of credit agreement of

Page 6                                                              FORM 10-Q


approximately $250,000 at January 31, 1997 and an additional $238,000 of the line of credit reserved for a standby letter of credit. This compares to a balance of $689,000 under the prior line of credit agreement at July 31, 1996 and an additional $258,000 reserved for a standby letter of credit.

The Company has classified its total mortgage liability as a current liability since the line of credit is a secured master demand note. The line is secured by substantially all of the Company's assets and does not include any financial covenants.

NOTE E - EARNINGS PER SHARE

The computation of net earnings per share is based on the weighted average number of shares of common stock outstanding during the six and three month periods ended January 31, 1997 and 1996. The weighted average number of shares used in the computation was 533,173 and 515,529 for the six months ended as of January 31, 1997 and 1996, respectively, and 533,224 and 515,654 for the quarter ended January 31, 1997 and 1996, respectively, all of which were issued and outstanding. No adjustments were made to either net earnings or the number of shares outstanding in calculating earnings per share as such adjustments would have been antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company incurred a loss of $41,000 in the second quarter of fiscal 1997, bringing its year-to-date total to a $18,000 loss. This compares to a loss of $868,000 for the comparable six month period in fiscal 1996. The significant losses in the last three fiscal years have caused the Company to experience liquidity problems and its bank line of credit is being utilized to maintain operations. However, the Company received a substantial amount of new business in the last six months of fiscal 1996 and in the first half of 1997, which allowed it to operate at a break-even level during that period of time (excluding the effect of a $149,000 valuation allowance for deferred taxes recognized during the fourth quarter of fiscal 1996) and to significantly reduce outstanding amounts borrowed under its line of credit. The Company's short-term viability and operating results are dependent on its ability to acquire additional equity capital or maintain the current levels of new
business and cash flow.   See "Business Development - New Orders and Backlog"
and "Liquidity and Sources of Capital". The Company's long-term viability is dependent upon its ability to successfully implement its Growth Plan and attain consistent profitability. See "Business Development - Growth Plan.

OPERATING REVENUE

Standard product revenue for the six and three month periods ended January 31, 1997 increased from the comparable periods of fiscal 1996 due to the recognition of revenue on a new standard product contract for $1,189,000 received in the first quarter of fiscal 1997 and on a standard product order from NASA for $789,000 received in the second quarter. Product development revenue increased in the first six months of 1997 from the comparable period of 1996 due to the Company's recognition of revenue on two product development contracts received in late fiscal 1996.

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

DOMESTIC VS. INTERNATIONAL REVENUE

International contracts represented 52% and 78% of total revenue during the first half of fiscal 1997 and 1996, respectively, and 36% and 53% of total revenue during the second quarter of fiscal 1997 and 1996, respectively. International revenue increased in absolute terms in the first half and second quarter of fiscal 1997 compared to the same periods of fiscal 1996 primarily due to the Company's recognition of revenue on international contracts received in late fiscal 1996 and early fiscal 1997. The increase in domestic operating revenue during the first quarter of fiscal 1997 from the same period in fiscal 1996 is due to the Company's recognition of revenue on the

Page 8                                                          FORM 10-Q


NASA contract received in the second quarter of fiscal 1997 and recognition of revenue on the two domestic product development contracts received in late fiscal 1996.

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

The first growth area involves the use and sale of airborne digital cameras
(ADC) developed by the Company for the mapping of infrastructure within narrow corridors. Examples of the types of infrastructure that would be mapped with such a system include gas pipelines, electrical distribution systems, railroads and highways. The Company is currently developing an enhanced version of the ADC and is investigating various image processing systems that may be bundled with the ADC for delivery to its customers and for use by the Company in performing services for customers. The Company completed three contracts in fiscal 1996 for which it utilized the ADC. The Company believes that there is a sizable market for data that can be produced with its current ADC and believes that the completion of the enhanced ADC will give the Company added capabilities, increasing the size of the potential market. In the fourth quarter of fiscal 1996, the Company entered into a Marketing Alliance with a major company which provides infrastructure maintenance services to electric and gas utilities and railroads in the United States and Canada. Although the Company has not received any such contracts in fiscal 1997, the marketing by the Company's partner in the first half of fiscal 1997 has generated interest in the above market which the Company hopes to turn into orders in the last half of the year. The Company is also continuing to pursue various alternatives to obtain the additional funding necessary to bring these services to market. However, there can be no assurance that such funding will be obtained. See "Liquidity and Sources of Capital".

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

Page 9                                                              FORM 10-Q


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

New Orders and Backlog

In the six months ended January 31, 1997, the Company received orders in the amount of approximately $2,185,000 as compared to approximately $245,000 in the comparable period of fiscal 1996. Approximately $1,189,000 of the bookings received by the Company in the first quarter of fiscal 1997 were for standard products, with the remainder for product development orders. The Company's backlog at the end of the second quarter was approximately $1,691,000, compared to approximately $153,000 at the end of the comparable period in fiscal 1996. Approximately $533,000 of the January 31, 1997 backlog is for standard products, with the majority of the balance being related to the NASA contract received in the second quarter and the two Phase II Small Business Innovation Research (product development) contracts awarded during the first quarter of fiscal 1996 and executed in the third quarter.

The Company is engaged in negotiations for several standard product orders. The negotiations for these orders have not been finalized and there can be no assurance that these orders will be received. The Company has begun production for some of these standard product orders and has costly subcomponents for one of the potential orders in stock.

The Company's ability to retain its line of credit and continue operations depends upon the receipt of additional significant orders during fiscal 1997 in addition to the orders already received in fiscal 1997. Management is hopeful that such orders will be received although no assurances can be given. See "Liquidity and Sources of Capital". The results of operations for future periods are dependent upon the receipt and timing of future orders and the success of management's growth strategy.

COST OF REVENUE

In the first half and second quarter of fiscal 1997, cost of revenue as a percentage of revenue decreased significantly for standard products and to a lesser extent for product development compared to the same periods in fiscal 1996 due primarily to economies of scale resulting from the significant increase in backlog and the level of operations over 1996 levels.

The cost of revenue percentage for the remainder of fiscal 1997 will be dependent upon the timing and mix of future contracts. See "Business Development - New Orders and Backlog".

Page 10                                                         FORM 10-Q


RESEARCH AND DEVELOPMENT

Research and development expense declined in the first half and second quarter of fiscal 1997 as compared to the same periods one year earlier primarily due to a significant portion of the ADC enhancements being completed in the first half of fiscal 1996. The higher research and development expense in the first half of fiscal 1996 was also due to the higher than normal overhead rates which resulted from the Company operating significantly below capacity.

SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expense decreased in the first half and second quarter of fiscal 1997 compared to the same periods in fiscal 1996, primarily due to the Company's fiscal 1996 third quarter staffing reductions.

INTEREST

Interest expense was slightly lower in the first half and second quarter of fiscal 1997 compared to the same periods in fiscal 1996 due principally to the Company's reduced borrowings.

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

As of January 31, 1997, borrowings under the line of credit formula were limited to approximately $1,194,000 pursuant to the availability formula. At that date, the Company had an outstanding balance of $250,000 under the line of credit and an additional $238,000 of the line reserved for a standby letter of credit. The mortgage continues to require the Company to make monthly payments of $3,583 for both principal and interest and to make a balloon payment on November 1, 2000.

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

Page 11                                                         FORM 10-Q



In order to provide additional working capital and retire current debt, the Company is attempting to sell its building and lease back a portion of the facility from the new owner. There can be no assurance that the building can be sold at a price acceptable to the Company or that an acceptable lease-back agreement can be negotiated. If the Company must relocate, management is confident that a suitable facility can be found and that the Company's business will not be materially disrupted. The sale of the building is expected to result in the repayment of all currently outstanding indebtedness to the Company's bank lender and the termination of the existing line of credit. Management believes that a new line of credit supported by receivables and other assets of the Company can be negotiated with the current bank lender, or a substitute bank, which will be adequate to support the Company's working capital needs provided that the Company's backlog increases significantly over the current level. The Company might also negotiate a line of credit secured by the irrevocable letters of credit received on large orders from international customers. However, any new line of credit is likely to permit substantially less borrowing than the current line of credit. There can be no assurance that the Company will be able to acquire a replacement line of credit at all or that the level of borrowing permitted under any replacement line of credit will be adequate for the Company's working capital needs. The Company is also actively pursuing additional equity financing through discussions with potential investors possessing related technological and/or marketing capabilities that can help the Company develop new markets for its infrastructure mapping capability using the ADC. However, there can be no assurance that such financing can be obtained.

Working capital increased to $274,000 at January 31, 1997 from $213,000 at July 31, 1996, due primarily to the reduction in inventory. Current assets declined by approximately $254,000 due primarily to the utilization of inventory parts for orders received in the first quarter and by the collection of a portion of the July 31, 1996 accounts receivable. Funds from these collections and from customer deposits were used for payments on the line of credit.

Current liabilities decreased in the half of fiscal 1997 largely due to payments on its line of credit and payment of accounts payable items, offset by an increase in accrued commissions related to the standard product order received in the first quarter. Cash flow from operating activities was $556,000 during the first half of fiscal 1997 as compared to $390,000 in the first half of fiscal 1996, due primarily to the $72,000 reduction in accounts receivable, the $139,000 sale of special equipment, the $138,000 reduction of inventory and the $150,000 increase in customer deposits.

The Company expects to invest approximately $50,000 during the remainder of fiscal 1997 for capital expenditures, primarily for equipment and software relating to the Company's growth plan. Due to its current financial position, the Company intends to reduce internal research and development expenses and to keep marketing and other administrative costs to a minimum until its financial condition improves significantly.

Page 12                                                         FORM 10-Q


                          PART II - OTHER INFORMATION

All items omitted are not applicable or the answers thereto are negative.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on December 10, 1996 at which the stockholders considered and voted on the election of five directors. The results of the voting are as follows:


                       Nominee            Votes For         Votes
                                                           Withheld

                    Thomas R. Ory           338,967         15,703
                    William S. Panschar     338,516         16,154
                    Philip H. Power         339,317         15,353
                    John D. Sanders         339,316         15,354
                    Charles G. Stanich      339,067         15,603


Item 6(a):  Exhibits


  Exhibit No.                     Description

    10.614         Form of Non-Qualified Stock Option Agreement Under
                   Long-Term Incentive Plan
    27             Financial Data Schedule

Page 13                                                         FORM 10-Q


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          DAEDALUS ENTERPRISES, INC.

 Date:   March 7, 1997            by:        /s/ Thomas R. Ory
                                      -----------------------------------------
                                      Thomas R. Ory, President & CEO
                                      (Duly Authorized Officer)

 Date:   March 7, 1997            by:       /s/ Jane E. Barrett
                                      -----------------------------------------
                                      Jane E. Barrett, Treasurer
                                      (Principal Financial & Accounting Officer)

                               INDEX TO EXHIBITS




EXHIBIT NO.                            DESCRIPTION

 10.614         Form of Non-Qualified Stock Option Agreement Under Long-Term
                Incentive Plan
 27             Financial Data Schedule