Form 10-Q
period 1997-04-30
DAEDALUS ENTERPRISES INC
filed 1997-06-12
CIK 26537

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934                                     [FEE REQUIRED]

For the quarter ended April 30, 1997             Commission File Number 0-8193

                                       OR


(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from                      to
                               ---------------------   ------------------------

                           DAEDALUS ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 38-1873250
                --------                                 ----------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)



              P.O. BOX 1869
              -------------
        ANN ARBOR, MICHIGAN 48106                      (313) 769-5649
        -------------------------                      --------------
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

                              Yes (X)      No (  )

Number of shares outstanding of common stock, $.01 par value, as of June 6,
1997

                                 534,024 shares

Page 2                                                                FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                                       Nine Months Ended                  Three Months Ended
                                                           April 30,                           April 30,
-------------------------------------------------------------------------------------------------------------------
                                                     1997               1996               1997            1996
-------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE
   Standard products                           $    1,471,041   $       1,333,573   $      454,530   $     742,007
   Product development                                703,294             203,391          215,114         127,659
-------------------------------------------------------------------------------------------------------------------
                                                    2,174,335           1,536,964          669,644         869,666
   Other Income                                         9,737               1,561            3,875             128
-------------------------------------------------------------------------------------------------------------------
                                                    2,184,072           1,538,525          673,519         869,794
COST AND EXPENSES
  Cost of revenue - standard products                 848,721             911,626          331,392         323,676
  Cost of revenue - product development               566,464             206,341          139,211         113,739
  Research and development                             93,781             408,959           22,132         144,006
  Selling and administrative                          707,375             753,575          230,153         197,643
  Interest                                             49,423              55,998           14,053          20,062
-------------------------------------------------------------------------------------------------------------------
                                                    2,265,764           2,336,499          736,941         799,126
-------------------------------------------------------------------------------------------------------------------
                              INCOME (LOSS)
                        BEFORE INCOME TAXES           (81,692)           (797,974)         (63,422)         70,668
CREDIT FOR INCOME TAXES - NOTE C                            0             (17,000)               0               0
-------------------------------------------------------------------------------------------------------------------


                          NET INCOME (LOSS)    $      (81,692)   $       (780,974)   $     (63,422)   $     70,668
-----------------------------------------------====================================================================

              NET EARNINGS (LOSS) PER SHARE    $        (0.15)   $          (1.50)   $       (0.12)   $       0.13
-----------------------------------------------====================================================================




The accompanying notes are an integral part of these condensed financial statements.

Page 3                                                                FORM 10-Q


                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                               April 30,          July 31,
                                                                                 1997               1996
                                                                              (unaudited)
------------------------------------------------------------------------------------------------------------
ASSETS - Note D

CURRENT ASSETS
   Cash and cash equivalents                                               $       57,455     $       56,768
   Accounts receivable, less allowance of $2,500                                   76,175            259,079
   Unbilled accounts receivable                                                   868,920            546,024
   Inventories - Note B                                                           535,744            640,213
   Other current assets                                                            32,005              7,829
------------------------------------------------------------------------------------------------------------
                                                TOTAL CURRENT ASSETS            1,570,299          1,509,913
PROPERTY AND EQUIPMENT
   Land                                                                           177,131            177,131
   Building                                                                     1,433,898          1,433,898
   Machinery and equipment                                                        831,767            817,640
   Special equipment                                                              433,893            397,951
------------------------------------------------------------------------------------------------------------
                                                                                2,876,689          2,826,620
   Less accumulated depreciation                                               (1,709,614)        (1,606,526)
------------------------------------------------------------------------------------------------------------
                                                                                1,167,075          1,220,094

OTHER ASSETS                                                                        1,668             39,446
------------------------------------------------------------------------------------------------------------

                                                                           $    2,739,042     $    2,769,453
---------------------------------------------------------------------------=================================
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Note payable to bank - Note D                                           $      557,000     $      689,000
   Accounts payable                                                               122,981            184,524
   Accrued compensation and related costs                                          95,428             97,936
   Accrued commissions                                                            119,939              1,129
   Customer deposits                                                               85,889
   Reserve for product warranties                                                  48,083             30,500
   Other accrued liabilities                                                       69,149             32,228
   Current portion of mortgage - Note D                                           247,018            261,261
------------------------------------------------------------------------------------------------------------
                                           TOTAL CURRENT LIABILITIES            1,345,487          1,296,578
STOCKHOLDERS' EQUITY
   Common stock, $.01 par value
       Authorized--2,000,000 shares                                                 5,340              5,329
       Issued and outstanding--534,024 shares and 532,924 shares at
       April 30, 1997 and July 31, 1996, respectively
   Additional paid-in capital                                                   1,164,700          1,162,339
   Retained earnings                                                              223,515            305,207
------------------------------------------------------------------------------------------------------------
                                                                                1,393,555          1,472,875
------------------------------------------------------------------------------------------------------------

                                                                           $    2,739,042     $    2,769,453
---------------------------------------------------------------------------=================================

The accompanying notes are an integral part of these condensed financial statements.

Page 4                                                                 FORM 10-Q


                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       Nine Months Ended
                                                                                           April 30,
                                                                                   1997                 1996
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net loss                                                                     $       (81,692)     $     (780,974)
Adjustments to reconcile net income to net cash provided by
   operating activities
    Depreciation                                                                     103,088             140,756
    Amortization of software                                                          37,778              51,211
    Net book value of special equipment sold                                         138,726             152,450
    Increase in deferred tax asset                                                                      (17,000)
    Decrease (increase) in accounts receivable                                     (139,992)             728,001
    Decrease (increase) in inventory                                                 104,469            (11,227)
    Decrease (increase) in other assets                                             (24,176)             155,707
    Increase  (decrease) in accounts payable and accrued expenses                    109,263           (350,786)
    Increase in customer deposits                                                     85,889               8,890
-----------------------------------------------------------------------------------------------------------------
                                  CASH PROVIDED BY OPERATING ACTIVITIES              333,353              77,028

INVESTING ACTIVITIES
Purchase of property and equipment                                                 (188,795)            (72,369)
-----------------------------------------------------------------------------------------------------------------
                                      CASH USED IN INVESTING ACTIVITIES            (188,795)            (72,369)

FINANCING ACTIVITIES
Proceeds from revolving line of credit                                             1,318,000           1,597,749
Payments on revolving line of credit                                             (1,450,000)         (1,647,749)
Payments on long-term debt                                                          (14,243)            (16,878)
Proceeds of stock issued pursuant to stock option and
  stock purchase plan                                                                  2,372              49,388
-----------------------------------------------------------------------------------------------------------------
                                     CASH  USED IN FINANCING ACTIVITIES            (143,871)            (17,490)

INCREASE (DECREASE) IN CASH                                                              687            (12,831)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        56,768              76,797
-----------------------------------------------------------------------------------------------------------------

                            CASH AND CASH EQUIVALENTS AT END OF QUARTER      $        57,455      $       63,966
-----------------------------------------------------------------------------====================================


The accompanying notes are an integral part of these condensed financial statements.

Page 5                                                                FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 1997

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

The results of operations for the nine months ended April 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications were made to the July 31, 1996 financial statements to conform with the classification used in the April 30, 1997 financial statements.

NOTE B - INVENTORY

Inventory includes work-in-process of approximately $50,000 and $104,000 as of April 30, 1997 and July 31, 1996, respectively. The remaining inventory consists of parts and subassemblies, both purchased and manufactured, that can be used in the manufacturing process or sold as spare parts.

NOTE C - INCOME TAXES

The Company estimates its provision for income taxes using its estimated annual effective rate. . The Company has limited the recognition of income tax benefit for its net operating loss carryforwards due to cumulative losses realized in recent years. The valuation allowance for deferred taxes at April 30, 1997 is $420,000.

NOTE D - REVOLVING CREDIT

On April 30, 1997, the Company had a $1,550,000 line of credit with a bank, with availability subject to a formula, bearing interest at one and one-half percent above the bank's prime rate (effective rate of 9.75%). The formula is $950,000 based on the value of the real estate, with the remaining available borrowings based on 50% of the value of certain receivables specified in the line of credit agreement. As of April 30, 1997, total availability was $1,349,000 pursuant to the formula. The Company had an outstanding balance under this line of credit agreement of

Page 6                                                                FORM 10-Q

approximately $557,000 at April 30, 1997 and an additional $238,000 of the line of credit reserved for a standby letter of credit. This compares to a balance of $689,000 under the prior line of credit agreement at July 31, 1996 and an additional $258,000 reserved for a standby letter of credit.

The Company has classified its total mortgage liability as a current liability since the line of credit is a secured master demand note. The line is secured by substantially all of the Company's assets and does not include any financial covenants.

NOTE E - EARNINGS PER SHARE

The computation of net earnings per share is based on the weighted average number of shares of common stock outstanding during the nine and three month periods ended April 30, 1997 and 1996. The weighted average number of shares used in the computation was 533,278 and 519,144 for the nine months ended as of April 30, 1997 and 1996, respectively, and 533,491 and 514,097 for the quarter ended April 30, 1997 and 1996, respectively, all of which were issued and outstanding. No adjustments were made to either net earnings or the number of shares outstanding in calculating earnings per share as such adjustments would have been antidilutive.

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

The Company incurred a loss of $63,000 in the third quarter and $82,000 in the first nine months of fiscal 1997. The losses in the current fiscal year and in the three preceding fiscal years have caused the Company to experience liquidity problems and its bank line of credit is being utilized to maintain operations. However, the Company received a substantial amount of new business in the last five quarters which has allowed it to reduce the size of its losses during that period of time and to reduce outstanding amounts borrowed under its line of credit. The Company's short-term viability and operating results are dependent on its ability to acquire additional equity capital or
maintain the current levels of new business and cash flow.   See "Business
Development - New Orders and Backlog" and "Liquidity and Sources of Capital". The Company's long-term viability is dependent upon its ability to successfully implement its Growth Plan and attain consistent profitability. See "Business Development - Growth Plan.

OPERATING REVENUE

Standard product revenue for the nine month period ended April 30, 1997 increased from the comparable period of fiscal 1996 due to the recognition of revenue on a new standard product contract for $1,189,000 received in the first quarter of fiscal 1997 and on a standard product order from NASA for $789,000 received in the second quarter of fiscal 1997. Standard product revenue for the three month period ended April 30, 1997 decreased from the comparable period of fiscal 1996 due to the low level of backlog along with the low level of new orders received in the third quarter of fiscal 1997. Product development revenue increased in the three and nine month periods of fiscal 1997 from the comparable periods of fiscal 1996 due to the Company's recognition of revenue on two product development contracts received in late fiscal 1996.

The level of the Company's revenues and profits has historically fluctuated from quarter-to- quarter and from year-to-year as the majority of its revenue is derived from a small number of high dollar value contracts. Although fluctuations are normal given the Company's reliance on a small number of high value contracts for the majority of its revenue, the low level of standard product orders received in the last three fiscal years is causing severe liquidity problems. See "Business Development - New Orders and Backlog" and "Liquidity and Sources of Capital".

DOMESTIC VS. INTERNATIONAL REVENUE

International contracts represented 53% and 73% of total revenue during the first nine months of fiscal 1997 and 1996, respectively, and 54% and 70% of total revenue during the third quarter of fiscal 1997 and 1996, respectively. International revenue was slightly higher in absolute terms in the first nine months of fiscal 1997 compared to the same period of fiscal 1996 primarily due to the Company's recognition of revenue on international contracts received in late fiscal 1996 and early fiscal 1997. International revenue decreased in absolute terms in the third quarter of fiscal 1997 compared to the same period in fiscal 1996 as a result of the low level of backlog along with the low level of new orders received in the quarter. The increase in domestic operating revenue during the nine and three month periods of fiscal 1997 from the same periods in fiscal 1996 is due

Page 8                                                                FORM 10-Q

to the Company's recognition of revenue on the NASA contract received in the second quarter of fiscal 1997 and recognition of revenue on the two domestic product development contracts received in late fiscal 1996.

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

The first growth area involves the use and sale of airborne digital cameras
(ADC) developed by the Company for the mapping of infrastructure within narrow corridors. Examples of the types of infrastructure that would be mapped with such a system include gas pipelines, electrical distribution systems, railroads and highways. The Company is currently developing an enhanced version of the ADC and is investigating various image processing systems that may be bundled with the ADC for delivery to its customers and for use by the Company in performing services for customers. The Company completed three contracts in fiscal 1996 for which it utilized the ADC. The Company believes that there is a sizable market for data that can be produced with its current ADC and believes that the completion of the enhanced ADC will give the Company added capabilities, increasing the size of the potential market. In the fourth quarter of fiscal 1996, the Company entered into a marketing alliance with a major company which provides infrastructure maintenance services to electric and gas utilities and railroads in the United States and Canada. Although the Company has not received any such contracts in fiscal 1997, the marketing by the Company's partner in the first nine months of fiscal 1997 has generated market interest which the Company hopes will generate orders before the end of the year. The Company is also continuing to pursue various alternatives to obtain the additional funding necessary to bring these services to market. However, there can be no assurance that such funding will be obtained. See "Liquidity and Sources of Capital".

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

Page 9                                                                 FORM 10-Q

Although implementation of the growth plan began in fiscal 1995, material revenue impact is not expected until fiscal 1998 at the earliest. These strategies are intended to reduce fluctuations in the Company's revenue and earnings and enhance the Company's profitability and stockholder value. However, the Company's implementation of these growth initiatives has been slowed by the small size of the Company's staff, by its current financial position and by the lack of solid market information caused by the Company's limited resources. The Company is seeking partners and additional financing to help bring these services into the market more quickly. See "Liquidity and Sources of Capital".

New Orders and Backlog

In the nine months ended April 30, 1997, the Company received orders in the amount of approximately $2,250,000 as compared to approximately $2,410,000 in the comparable period of fiscal 1996. Approximately $2,242,000 of the bookings received by the Company in the first nine months of fiscal 1997 were for standard products, with the remainder for product development orders. The Company's backlog at the end of the third quarter was approximately $1,085,000, compared to approximately $1,452,000 at the end of the comparable period in fiscal 1996. Approximately $873,000 of the April 30, 1997 backlog is for standard products, with the majority of the balance being related to the two Phase II Small Business Innovation Research (product development) contracts awarded during fiscal 1996.

The Company is engaged in negotiations for several standard product orders which have not yet been finalized. One of these contracts has encountered export license delays, but management is hopeful that the issues causing the delay will be settled before the end of the fiscal year. However, there can be no assurance that these orders will be received. The Company has begun production for some of these standard product orders and has costly subcomponents for one of the potential orders in stock.

The Company's ability to retain its line of credit and continue operations depends upon the receipt of additional significant orders during the remainder of fiscal 1997 or early fiscal 1998, in addition to the orders already received in fiscal 1997. Management is hopeful that such orders will be received although no assurances can be given. See "Liquidity and Sources of Capital". The results of operations for future periods are dependent upon the receipt and timing of future orders and the success of management's growth strategy.

COST OF REVENUE

In the first nine months of fiscal 1997, cost of revenue as a percentage of revenue decreased with respect to standard product revenue, product development revenue and overall revenue as compared to the same period in fiscal 1996 due primarily to economies of scale resulting from the higher revenues in fiscal 1997 and more efficient operations with a reduced workforce. In the third quarter of fiscal 1997, cost of revenue increased as a percentage of revenue for standard products and overall revenue compared to the same period in fiscal 1996 due to the recognition of increased labor costs for system testing and training on the orders currently in backlog.

Page 10                                                                FORM 10-Q


The cost of revenue percentage for the remainder of fiscal 1997 will be dependent upon the timing and mix of future contracts. See "Business Development - New Orders and Backlog".

RESEARCH AND DEVELOPMENT

Research and development expense declined in the nine and three month periods of fiscal 1997 as compared to the same periods one year earlier primarily due to a significant portion of the ADC enhancements being completed in the first nine months of fiscal 1996. The higher research and development expense in the first nine months of fiscal 1996 was also due to the higher than normal overhead rates which resulted from the Company operating significantly below capacity.

SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expense decreased in the nine month period of fiscal 1997 compared to the same period in fiscal 1996, primarily due to the Company's fiscal 1996 third quarter staffing reductions. Selling and administrative expense increased in the third quarter of fiscal 1997 compared to the same period in fiscal 1996, primarily due to agents' commissions.

INTEREST

Interest expense was slightly lower in the nine and three months periods of fiscal 1997 compared to the same periods in fiscal 1996 due principally to the Company's reduced borrowings.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's primary sources of liquidity were funds from operations and borrowings under a secured line of credit. The Company's line of credit provides for borrowings of up to $1,550,000, with an availability formula allowing borrowings of up to $950,000 based on the value of the real estate, with the remaining available borrowings based on 50% of the value of certain receivables specified in the line of credit agreement. The line of credit is a demand note which is secured by substantially all of the Company's assets and contains no financial covenants. The interest rate on both the line of credit and the related mortgage is at one and one-half percent above the bank's prime rate.

As of April 30, 1997, borrowings under the line of credit formula were limited to approximately $1,349,000 pursuant to the availability formula. At that date, the Company had an outstanding balance of $557,000 under the line of credit and an additional $238,000 of the line reserved for a standby letter of credit. The mortgage continues to require the Company to make monthly payments of $3,583 for both principal and interest and to make a balloon payment on November 1, 2000.

The bank is permitted under the line of credit agreement to declare such indebtedness due and payable at any time and is not obligated to make further advances at any time. If the Company is unable to borrow amounts necessary to fund its operations or is required by the bank to repay the line of credit, its financial position would be materially and adversely affected and the Company

Page 11                                                               FORM 10-Q

may have no choice but to cease operations. Moreover, the Company must continue to significantly increase its backlog during the remainder of fiscal 1997 and in fiscal 1998 in order to generate sufficient cash flow to sustain its operations.

In order to provide additional working capital and retire current debt, the Company is attempting to sell its building and lease back a portion of the facility from the new owner. There can be no assurance that the building can be sold at a price acceptable to the Company or that an acceptable lease-back agreement can be negotiated. If the Company must relocate, management is confident that a suitable facility can be found and that the Company's business will not be materially disrupted. The sale of the building is expected to result in the repayment of all currently outstanding indebtedness to the Company's bank lender and the termination of the existing line of credit. Management believes that a new line of credit supported by receivables and other assets of the Company can be negotiated with the current bank lender, or a substitute bank, which will be adequate to support the Company's working capital needs, provided that the Company's backlog increases significantly over the current level. The Company might also negotiate a line of credit secured by the irrevocable letters of credit received on large orders from international customers. However, any new line of credit is likely to permit substantially less borrowing than the current line of credit. There can be no assurance that the Company will be able to acquire a replacement line of credit at all or that the level of borrowing permitted under any replacement line of credit will be adequate for the Company's working capital needs. The Company is also actively pursuing additional equity financing through discussions with potential investors possessing related technological and/or marketing capabilities that can help the Company develop new markets for its infrastructure mapping capability using the ADC. However, there can be no assurance that such financing can be obtained.

Working capital increased to $225,000 at April 30, 1997 from $213,000 at July 31, 1996, due primarily to increased receivables generated from the orders received in the first nine months of fiscal 1997 offset by the reduction in inventory due to the utilization of inventory parts for these orders. Funds from billed receivable collections and from customer deposits were used for payments on the line of credit.

Current liabilities increased in the first nine months of fiscal 1997 largely due to the increase in accrued commissions related to the standard product order received in the first quarter. Cash flow from operating activities was $333,000 during the first nine months of fiscal 1997 as compared to $77,000 in the comparable period of fiscal 1996, due primarily to the $139,000 sale of special equipment, the $104,000 reduction of inventory, the $109,000 increase in accounts payable and accrued expenses and the $86,000 increase in customer deposits related to orders received during the period.

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

Page 12                                                               FORM 10-Q

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                          PART II - OTHER INFORMATION

All items omitted are not applicable or the answers thereto are negative.

Item 6(a):  Exhibits

    Exhibit No.                                      Description
    ------- ---                                      -----------
      27                 Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DAEDALUS ENTERPRISES, INC.


Date:    June 6, 1997            by:                   /S/ THOMAS R. ORY
         ----------------             ---------------------------------------
                                      Thomas R. Ory, President & CEO
                                      (Duly Authorized Officer)



Date:    June 6, 1997            by:                  /S/ JANE E. BARRETT
         ----------------             ---------------------------------------
                                      Jane E. Barrett, Vice President-Finance
                                      (Principal Financial & Accounting Officer)

                               INDEX TO EXHIBITS

     EXHIBIT NO.                                    DESCRIPTION
     ------- ---                                    -----------

        27                 Financial Data Schedule