Form 10-K405
period 1997-07-31
DAEDALUS ENTERPRISES INC
filed 1997-10-21
CIK 26537

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
                               --------    --------

Commission File Number  0-8193

                           DAEDALUS ENTERPRISES, INC.
                           --------------------------
               (Exact name of registrant as specified in charter)

              DELAWARE                               38-1873250
              --------                               ----------
       (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)              Identification No.)


  300 PARKLAND PLAZA (P.O. BOX 1869)
    ANN ARBOR, MICHIGAN  48106                       (313) 769-5649
    --------------------------                       --------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [X]

Aggregate market value of voting common stock held by non-affiliates of Registrant at September 30, 1997 (computed by reference to the average bid and asked prices of the Registrant's common stock): $1,335,474. (Assuming, but not admitting for any purpose, that all executive officers and directors of the Registrant, and their associates, may be deemed affiliates.)

Number of shares outstanding of common stock, $.01 par value, as of September 30, 1997: 534,024 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in Part III of this Annual Report on Form 10-K: Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders - Items 10, 11, and 12.

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES


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

The Company engages in customer-funded projects for the development of advanced equipment in the remote sensing field. In addition to being a source of revenue, the Company undertakes these projects to increase its technical expertise in areas demonstrating strong potential for use in future products. Some of these projects may lead to the incorporation of newly developed technology into the existing product line or an expansion of the product line.

During fiscal 1997, the Company shared costs on two U.S. government sponsored Small Business Innovation Research (SBIR) programs. One of these programs, Large Format Multispectral Camera, is scheduled for completion in early fiscal 1998. The other, Laser Search and Rescue, will be completed in late fiscal 1998. The Company has applied for a patent related to the LASAR search and rescue technology developed under the SBIR program. The Company is conducting marketing efforts and actively seeking partners for participation in Phase III commercialization efforts for these two programs, as well as lobbying the U.S. Government for additional funds for these programs.

Revenue from standard remote sensing systems and customer-funded product development systems during the three most recent fiscal years ended July 31 was approximately as follows:

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES


                   Standard      Customer-Funded Product
        Year       Systems         Development Systems       Total
                    (000)                 (000)              (000)
        -----------------------------------------------------------
        1997        $2,200                  $788             $2,988
        1996        $1,657                  $430             $2,087
        1995        $2,340                $1,278             $3,618


Marketing

Marketing activities are conducted principally through the Company's office in Ann Arbor, Michigan, primarily through direct customer contact. The Company markets its products through direct sales and leases with a purchase option.
In addition to direct marketing of its standard systems, the Company is engaged in seeking customer-funded product development projects for advanced equipment. See "Growth Plan" for a description of expected changes in the Company's marketing strategy as it implements its growth plan.

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

Customers

The Company's customers include aerospace, aerial survey, oil and mineral exploration companies, universities and domestic and foreign federal and state government agencies. The Company's ability to continue to contract with such parties is dependent on political, economic and social factors. Revenue from international markets are sometimes subject to receiving approved U.S. government export licenses. A substantial portion of revenue in both domestic and international markets is generated by customers who depend, at least in part, upon federal, state or local government appropriations. Many of these customers are involved in programs aimed at improving man's impact on the environment. See "Growth Plan" for a description of the Company's efforts to diversify its customer base.

The following table sets forth information with respect to domestic and international revenue during the three most recent fiscal years ended July 31:

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES



                                  INTERNATIONAL AND DOMESTIC REVENUE
                                           (in thousands)
     ------------------------------------------------------------------------------------------
     Year                   International                           Domestic
     ------------------------------------------------------------------------------------------
                  Asia            Europe         Other(1)   U.S. Gov't.      Other        Total
                  ----            ------         -----      -----------      -----        -----
     1997          $1,178             $154         $0           $1,625        $31         $2,988
     1996            $562             $814         $0             $618        $93         $2,087
     1995             $43           $2,255         $8           $1,228        $84         $3,618


                    (1) Revenue from geographic areas that amount to less than
                        10% of total revenue are shown as "Other."

International revenue normally consists largely of standard products, while domestic revenue is largely customer-funded product development. The standard product and customer-funded product development portions of the business are conducted by the same pool of personnel using the same operating space and equipment and constitute a single industry segment. For further information regarding the Company's revenue by geographic area and operations, see the table included under the caption "Selected Financial Data", and Note J to Consolidated Financial Statements which table and note are incorporated herein by reference.

To protect against foreign currency transaction losses, international sales are generally contracted in U.S. dollars and many large contracts are secured by irrevocable letters of credit. The Company also generally receives substantial deposits on large orders from international customers.

A majority of the Company's revenue each year is derived from a small number of high dollar value equipment sales and contracts to a relatively small number of customers. Because each customer may represent a substantial portion of total revenue for that fiscal year, a small increase or decrease in the number of customers with whom the Company has contracts could generate a relatively large percentage increase or decrease in total revenue. Revenue during a particular fiscal year may result, in substantial part, from contracts with a single customer. Revenue from U.S. Government agencies accounted for approximately 54%, 30% and 34% of revenue for fiscal 1997, 1996 and 1995, respectively. Asian customers are an important source of revenue for the Company, generating 38% and 29% of operating revenue for fiscal years ended July 31, 1997 and 1996. Italian customers were an important source of revenue for the Company in fiscal 1995 (28%), but no significant orders were received in fiscal 1997 or fiscal 1996 as the Italian market for the Company's current products is near saturation.

In fiscal 1997, 1996 and 1995, the Company had three, four and three major customers, respectively, each accounting for at least 10% of the Company's revenue from operations. Such major customers accounted for approximately 91%, 81% and 91% of the Company's revenue from operations in fiscal 1997, 1996 and 1995, respectively. See Note J to Consolidated Financial Statements. No single customer has generated a majority of the Company's revenue during any consecutive years during this period. Management does not consider the Company's business to be dependent upon a single customer or group of customers.

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES


Product Development

The Company is in an industry characterized by technological change, which requires continuous expenditure of funds for research, development and product improvement. The Company currently intends to use, whenever possible, external contract funds and licensing agreements to expand its product line and minimize internal research and development costs.

The Company has incurred research and development expense of approximately $102,000, $469,000 and $586,000 for fiscal 1997, 1996 and 1995, respectively.
In fiscal 1997, 1996 and 1995 the Company expended approximately $789,000, $395,000 and $839,000, respectively, in performing customer-funded product development under contracts for advanced equipment in the field of remote sensing.

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

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES

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

Backlog

Total August 31, 1997 backlog of unfilled customer orders was approximately $530,000 compared to approximately $895,000 one year earlier. The Company expects to fill substantially all of its August 1997 backlog during fiscal 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - New Orders and Backlog".

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

The first growth area involves the use and sale of airborne digital cameras
(ADC) developed by the Company for the mapping of infrastructure within narrow corridors. Examples of the types of infrastructure that would be mapped with such a system include gas pipelines, electrical distribution systems, railroads and highways. The Company has developed an enhanced version of the ADC and an image processing system that can be bundled with the ADC for delivery to its customers and for use by the Company in performing services for customers. The Company completed three contracts in fiscal 1996 for which it has utilized the ADC, and in the fourth quarter of fiscal 1996, the Company entered into a marketing alliance with a major company which provides infrastructure maintenance services to the electric and gas utilities, and railroads in the United States and Canada. Although the Company did not receive any such contracts in fiscal 1997, marketing efforts by the Company and its marketing partner have generated considerable market interest in the ADC which the Company hopes will generate orders in fiscal 1998. The Company has also been requested to team with several engineering companies to provide airborne digital camera services for a large multi-year inventory program that

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES

would establish a foothold in this emerging market. The Company is continuing to pursue various alternatives to obtain the additional funding necessary to bring these services to market. However, there can be no assurance that such funding will be obtained. See "Liquidity and Sources of Capital".

The other growth area involves performing domestic environmental surveys to provide a better applications market for the Company's airborne multispectral scanners. In order to exploit this market, the Company must perform specific applications and show the results to be reliable and cost-effective. To date, the Company has completed several contracts in this area for customers such as the U.S. Environmental Protection Agency and the U. S. Bureau of Reclamation, and continues to pursue other demonstration projects. In addition, the Company has completed development of an airborne digital multispectral camera for NASA under a SBIR project and has negotiated a strategic alliance to bring this product to the commercial market in the spring of 1998.

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

The customers for these new products and services will also be different than those involved in the Company's core product business. It is expected that these customers are unfamiliar with the Company. However, they are familiar with the services provided by the Company's marketing alliance partner and this is one of the primary strategies to accelerate access to these markets.

Although implementation of the growth plan began in fiscal 1995, material revenue impact is not expected until late fiscal 1998 at the earliest. These strategies are intended to reduce fluctuations in the Company's revenue and earnings and enhance the Company's profitability and stockholder value. However, the Company's implementation of these growth initiatives has been slowed by the small size of the Company's staff, by its current financial position and by the lack of solid market information caused by the Company's limited resources. The Company is seeking partners and additional financing to help bring these services into the market more quickly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Sources of Capital".

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES


Personnel

As of September 30, 1997, the Company had 16 full-time employees, three of whom were executive officers.

Executive Officers of the Company

The executive officers of the Company (who serve as such at the pleasure of the Board of Directors), their ages and the position or office held by each are as follows:


               Name               Age                   Positions with the Company
     --------------------------------------------------------------------------------------
     Thomas R. Ory                 58    President & Chief Executive Officer and Director


     Charles G. Stanich            53    Vice President-Research & Development &
                                         Chief Operating Officer and Director

     Jane E. Barrett               46    Vice President-Finance, Treasurer  & Chief Financial
                                         Officer


Mr. Ory, who was appointed President and Chief Executive Officer in August 1987, joined the Company in 1972 as Director of its Applications Division, served as Vice President-Marketing from 1979 to 1984, and Executive Vice President from 1985 to 1987.

Mr. Stanich, who was appointed Chief Operating Officer in 1987, joined the Company in 1974 and served as Manager, Research & Development from 1979 to 1984, and Vice President-Research & Development since 1984.

Ms. Barrett, who was appointed Vice President-Finance and Chief Financial Officer in March 1997 and who was appointed Treasurer in August 1996, joined the Company in May 1996 as its Controller. Prior to joining the Company, Ms. Barrett was employed by Federal-Mogul Corporation, a Fortune 500 manufacturer and distributor of automotive parts, from 1984 to 1996 in various managerial accounting positions. Her most recent position was International Accounting Manager with responsibility for the financial functions of a $600 million international division.

ITEM 2.  PROPERTIES

The Company's office is located in Ann Arbor, Michigan. The office and research facility is situated on approximately 11 acres of property. The building encompasses 24,000 square feet, of which approximately 17,500 square feet are devoted to engineering, manufacturing, testing and research and development; and 3,800 square feet are devoted to marketing and administrative activities. This facility, which is owned by the Company, is subject to a mortgage. See Note D to Consolidated Financial Statements.

The Company is attempting to sell its building and lease back a portion of the facility from the new owner. If the Company must relocate, management is confident that a suitable facility can be found and that the Company's business will not be materially disrupted. See "Liquidity and Sources of Capital."

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES


ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or to which any of its property is subject.

 Item 4.  Submission of Matters to a Vote of Security Holders

No matters were presented to a vote of security holders during the fourth quarter of fiscal 1997.


                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE AND DIVIDEND INFORMATION

The Company's common stock is traded in the over-the-counter market. The following table sets forth the quarterly range of high and low bid prices for the common stock and dividends declared on the common stock since July 31, 1995. Prices shown are as reported by National Quotation Bureau, Incorporated. Such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.


                                                                          QUARTER ENDED
                                         ------------------------------------------------------------------------------
                                         OCT. 31  JAN. 31   APR. 30   JULY 31    OCT. 31  JAN. 31    APR. 30    JULY 31
                                           1995     1996      1996      1996       1996     1997       1997       1997
                                         ------------------------------------------------------------------------------
        High                               2 3/4   2 3/4     2 1/4      2 1/4     2 1/4      2          2 3/8      2 5/8
        Low                                 2      1 1/2     1 9/16     1 1/2     1 5/8      1 5/8      1 7/8      2 1/8
        Cash dividend per share             $.00    $.00       $.00      $.00      $.00       $.00       $.00       $.00


As of September 30, 1997, the Company's common stock was held by approximately 200 holders of record.

The payment of future dividends will depend on the operating performance of the Company, its prospects, its operating cash requirements and the consent of its principal bank lender.

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES


ITEM 6.  SELECTED FINANCIAL DATA

                                                                    1997         1996        1995       1994        1993
                                                                           (thousands except for per share data)
----------------------------------------------------------------------------------------------------------------------------
FIVE YEAR SUMMARY OF OPERATIONS AND FINANCIAL POSITION
OPERATING REVENUE

  Standard products                                                   $2,200      $1,657      $2,340        $505     $2,614
  Customer-funded product development                                    788         430       1,278       1,938      3,654
----------------------------------------------------------------------------------------------------------------------------
                                                                       2,988       2,087       3,618       2,443      6,268
OTHER INCOME                                                              13           3           6          10         37
----------------------------------------------------------------------------------------------------------------------------
                                                                       3,001       2,090       3,624       2,453      6,305
COSTS AND EXPENSES
  Cost of revenue - standard products(1)                               1,342       1,037       1,180         223      1,064
  Cost of revenue - product development(1)                               629         395         839       1,800      2,754
  Research and development                                               102         469         586         398        205
  Selling and administrative                                             932         947       1,473         977      1,624
  Interest                                                                64          77          83          36         25
---------------------------------------------------------------------------------------------------------------------------
                                                                       3,069       2,925       4,161       3,434      5,672
---------------------------------------------------------------------------------------------------------------------------
                             EARNINGS (LOSS) BEFORE INCOME TAXES        (68)       (835)       (537)       (981)        633
PROVISION (CREDIT) FOR INCOME TAXES                                      (4)         132       (175)       (328)        179
---------------------------------------------------------------------------------------------------------------------------
                                 INCOME (LOSS) BEFORE CUMULATIVE
                                  CHANGE IN ACCOUNTING PRINCIPLE        (64)       (967)       (362)       (653)        454
CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE NET OF
  APPROXIMATELY $9,000 OF INCOME TAXES                                    0           0           0          22           0
---------------------------------------------------------------------------------------------------------------------------
                                             NET EARNINGS (LOSS)       $(64)      $ (967)      $(362)      $(631)       $454
===========================================================================================================================
EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE
 CHANGE IN ACCOUNTING PRINCIPLE (1)                                  $ (0.12)     $(1.85)     $(0.70)     $(1.28)      $0.78
===========================================================================================================================
 NET EARNINGS (LOSS) PER SHARE (2)                                   $ (0.12)     $(1.85)     $(0.70)     $(1.24)      $0.78
===========================================================================================================================
 CASH DIVIDENDS PER SHARE                                              $0.00       $0.00       $0.17       $0.15      $0.13
===========================================================================================================================


TOTAL ASSETS                                                          $2,070      $2,769      $3,930      $4,041     $4,762
WORKING CAPITAL                                                         $268        $213        $801      $1,562     $2,144
LONG-TERM DEBT                                                        $    0      $    0      $    0        $278       $314
STOCKHOLDERS' EQUITY                                                  $1,411      $1,473      $2,390      $2,830     $3,516


SALES BY GEOGRAPHIC AREA
  Europe                                                                $154        $814      $2,255        $916     $5,296
  Asia                                                                 1,178         562          43           5          0
  United States                                                        1,656         711       1,312       1,522        970
  Other                                                                    0           0           8           0          2
---------------------------------------------------------------------------------------------------------------------------
                                                                      $2,988      $2,087      $3,618      $2,443     $6,268
===========================================================================================================================

(1) Effective August 1, 1993, the Company changed from completed component to cost incurred as a percentage of the total estimated cost as the method for determining percentage completion for revenue recognition on standard product contracts. The cumulative effect of this accounting change reduced the loss by $22,187, or $.04 per share, for fiscal 1994.

(2) See Note I of Notes to Consolidated Financial Statements for a description of the calculation of earnings per share.

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES


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

The Company incurred significant losses in fiscal 1996, 1995 and 1994 which have caused the Company to experience liquidity problems from time to time and to utilize its bank line of credit to maintain operations during these periods. The Company received a substantial amount of new business which allowed the Company to reduce the size of its losses to approximately $64,000 for fiscal 1997 and to reduce the outstanding amount borrowed under its line of credit to zero at July 31, 1997. The Company's short-term viability and operating results are dependent on its ability to acquire additional equity capital and to generate new business. Until cash flow generated from operations is sufficient to support the Company's operations, the Company's short-term viability is also dependent on its ability to borrow money under its line of credit agreement. See "New Orders and Backlog" and "Liquidity and Sources of Capital". The Company's long-term viability is dependent upon its ability to successfully implement its Growth Plan and attain consistent profitability.
The Growth Plan is not expected to have a material impact on revenue until late fiscal 1998 at the earliest. See "Business Growth Plan".

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES


OPERATING REVENUE

                                   STANDARD              PRODUCT             TOTAL
                                   PRODUCT             DEVELOPMENT         OPERATING
                                   REVENUE               REVENUE            REVENUE
                             --------------------------------------------------------
                                          % OF                 % OF
                               (000)      TOTAL     (000)      TOTAL         (000)
     --------------------------------------------------------------------------------
     1997                       $2,200     74          $788     26            $2,988
     1996                       $1,657     79          $430     21            $2,087
     1995                       $2,340     65        $1,278     35            $3,618


Standard product revenue during fiscal 1997 was higher than fiscal 1996 due to the revenue recognized on a significant standard product order received at the beginning of fiscal 1997. The decrease in standard product revenue in fiscal 1996 compared to fiscal 1995 was attributable to reduced backlog at the beginning of fiscal 1996 and the low number of new contracts received in fiscal 1996.

Product development revenue was higher in fiscal 1997 compared to fiscal 1996 due to the recognition of revenue on two product development contracts received in late fiscal 1996. The decrease in product development revenue in fiscal 1996 compared to fiscal 1995 was attributable to the low level of product development backlog at the beginning of fiscal 1996 and delays in the receipt of new product development contracts until late in the fiscal year. The decline in customer-funded product development revenue was largely due to the delay by the U.S. Congress in approving its fiscal 1996 budget resulting in a delay in awarding Small Business Innovation Research contracts and in the Company's recognition of revenue from such contracts.

The level of the Company's revenues and profits has historically fluctuated from quarter-to-quarter and from year-to-year as the majority of its revenue is derived from a small number of high dollar value contracts. Although fluctuations are normal given the Company's reliance on a small number of high value contracts for the majority of its revenue, the low level of standard product orders received in the last several years has caused severe liquidity problems from time to time. See "New Orders and Backlog" and "Liquidity and Capital Resources".

DOMESTIC VS. INTERNATIONAL REVENUE

                                  INTERNATIONAL         DOMESTIC            TOTAL
                                    OPERATING           OPERATING         OPERATING
                                     REVENUE             REVENUE           REVENUE
                             --------------------------------------------------------
                                           % OF               % OF
                                (000)      TOTAL     (000)    TOTAL         (000)
     --------------------------------------------------------------------------------
     1997                        $1,332     45       $1,656    55            $2,988
     1996                        $1,376     66         $711    34            $2,087
     1995                        $2,306     64       $1,312    36            $3,618


International operating revenue remained relatively constant during fiscal 1997 compared to fiscal 1996. The increase in domestic operating revenue during fiscal 1997 compared to fiscal 1996 was due to the revenue earned on the NASA contract received in the second quarter of fiscal 1997 and the recognition of revenue on the two domestic product development contracts received in late 1996. The decrease in international operating revenue during fiscal 1996 and 1997 compared to fiscal 1995 was primarily due to the Company's receipt of contracts with a lesser value during fiscal 1996 and 1997 than the relatively

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES

large contract orders received in fiscal 1995 and, to a lesser extent, to the low international backlog as of the beginning of fiscal 1996 and 1997. The decrease in domestic operating revenue during fiscal 1996 compared to fiscal 1995 was due to the delay by the U.S. Congress in approving its fiscal 1996 budget resulting in a delay in awarding Small Business Innovation Research contracts and in the Company's recognition of revenue from such contracts.

Management expects a significant portion of the Company's revenue to be generated from the international market in fiscal 1998 and future years. To mitigate foreign currency transaction losses, international contracts are denominated in U.S. dollars and large standard product contracts are generally secured by irrevocable letters of credit. The Company also receives substantial deposits on many large contracts with international customers.

OTHER INCOME

Other income, for the periods presented, is comprised principally of rental fees for equipment. The level of such income is dependent on the requirement for equipment owned by the Company. The Company does not expect significant other income for fiscal 1998.

MAJOR CUSTOMERS

                                                                 FISCAL YEAR ENDED JULY 31,
                                                                -------------------------------
                                                                1997        1996        1995
                      CUSTOMER  DESCRIPTION                     (000)       (000)       (000)
     ------------------------------------------------------------------------------------------
     Asian standard product customer                              $1,144       $562
     European standard product customer                                        $436      $1,152
     European standard product customer                                        $186        $917
     European product development customer                                                  $90
     U.S. government agencies                                     $1,625       $618      $1,228


The customers to whom the Company sells change from year-to-year. No single customer has generated a majority of the Company's revenue during any consecutive years during this period. Revenue from U.S. government agencies accounted for approximately 54%, 30% and 34% of revenue for fiscal 1997, 1996
and 1995, respectively.   Asian customers are an important source of revenue
for the Company, generating 38% and 29% of operating revenue for fiscal years ended July 31, 1997 and 1996, respectively. Italian customers were an important source of revenue for the Company in fiscal year 1995 (28%), but no significant orders were received in fiscal 1997 and fiscal 1996 as the Italian
market for the Company's current products is near saturation.   See "New Orders
and Backlog".

NEW ORDERS AND BACKLOG

In fiscal 1997, the Company received orders in the amount of approximately $2,629,000 as compared to approximately $2,517,000 in fiscal 1996. Approximately $2,459,000 of the bookings received by the Company in fiscal 1997 were for standard products, with the remainder for product development orders. The Company's backlog at the end of fiscal 1997 was approximately $652,000, compared to approximately $1,014,000 at the end of fiscal 1996. Approximately $369,000 of the fiscal 1997 backlog is for standard products, with the majority of the balance being related to the two Phase II Small Business Innovation Research (product development) contracts awarded during fiscal 1996.

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES

The Company is engaged in negotiations for several standard product orders which have not yet been finalized and there can be no assurance that these orders will be received. The Company has some high value components in inventory that will enable the Company to immediately recognize revenue upon receiving one of these standard product orders.

One of the large standard product contracts that the Company has pursued for more than three years was not awarded to the Company due to final price concessions and contract terms requested by the customer to which the Company could not agree. A second large international standard product program has encountered export licensing problems which now seem to threaten the viability of the program. The current economic crisis in several Asian countries has delayed several programs that the Company expected to be awarded in late 1997 or early 1998.

The Company has received new orders at a level below that required for the Company to be profitable in the last several fiscal years. Therefore, the Company's ability to retain its line of credit and continue operations depends upon the receipt of additional significant orders during fiscal 1998. Management is hopeful that such orders will be received although no assurances can be given. See "Liquidity and Sources of Capital". The results of operations for future periods are dependent upon the receipt and timing of future orders and the success of management's growth strategy.

COST OF REVENUE

The following table sets forth for the three most recent fiscal years, cost of standard product revenue as a percentage of standard product revenue, cost of product development revenue as a percentage of product development revenue and cost of operating revenue as a percentage of operating revenue.

                                                       AS % OF
                               -----------------------------------------------------
                                 STANDARD            PRODUCT             OPERATING
                                 PRODUCT           DEVELOPMENT            REVENUE
     -------------------------------------------------------------------------------
     1997                           61                  80                   66
     1996                           63                  92                   69
     1995                           50                  66                   56


In fiscal 1997, cost of standard product revenue, cost of product development revenue and overall cost of revenue decreased as a percentage of related revenue compared to the previous fiscal year due primarily to economies of scale resulting from the higher revenues in fiscal 1997 and more efficient operations with a reduced work force.

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

The cost of revenue percentage for fiscal 1998 will be dependent upon the timing and mix of future contracts. See "New Orders and Backlog".

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES


RESEARCH AND DEVELOPMENT

                                           COST         % OF
                                          (000)        REVENUE
     ----------------------------------------------------------
     1997                                     $102        3
     1996                                     $469       22
     1995                                     $586       16


Research and development in fiscal 1997 decreased from the comparable period in the prior year primarily since the majority of the ADC enhancements were completed in fiscal 1996. Contributing to the fiscal 1997 research and development expense were costs associated with the improvement of the Company's current products and other areas of research. The majority of the Company's investment in research and development in fiscal 1996 was related to enhancements to the ADC developed in fiscal 1995. The Company also shared costs in a number of customer funded product development projects during fiscal 1997, 1996 and 1995 but did so to a lesser extent in fiscal 1997 and fiscal 1996 than in the preceding years. See Note G of Notes to Consolidated Financial Statements.

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

SELLING AND ADMINISTRATIVE EXPENSE


                                          COST       % OF
                                         (000)      REVENUE
     -------------------------------------------------------
     1997                                 $932        32
     1996                                 $947        45
     1995                               $1,473        41


Selling and administrative expense in absolute terms decreased slightly in fiscal 1997 compared to fiscal 1996, due primarily to the Company's third quarter staffing reductions which were offset by the Company's increased commissions on international sales. The selling and administrative expense decreased as a percentage of revenue due to the higher sales volume in fiscal 1997. Selling and administrative expense in absolute terms decreased in fiscal 1996 compared to fiscal 1995, primarily due to the Company's 1996 third quarter staffing reductions and also due to nonrecurring marketing research expenses which were incurred in fiscal 1995. The selling and administrative expense increased as a percentage of revenue due to the lower sales volume in fiscal 1996.

INTEREST

Interest expense decreased over the last three fiscal years due principally to the Company's reduced borrowings. Interest expense for fiscal 1998 will be dependent upon future interest rates and the extent to which the Company utilizes its line of credit during the year.

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES

PROVISION (CREDIT) FOR INCOME TAXES

The credit for income taxes in fiscal 1997 results primarily from a prior year refund related to a Foreign Sales Corporation. The Company's recognition of income tax benefit was again limited in fiscal 1997 due to the uncertainty of realizing the net operating loss carryforward. See Note E of Notes to Consolidated Financial Statements. The provision for income taxes in fiscal 1996 results from the increase in the valuation allowance for deferred taxes. Such increase is attributable to the effect of the taxable losses during the three most recent fiscal years on the Company's liquidity and the resulting uncertainty of realizing the net operating loss carryforward. The fiscal 1996 provision reverses a portion of the income tax benefit recognized in the fiscal 1995 provision.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's primary sources of liquidity were funds from operations and borrowings under a line of credit secured by substantially all of the Company's assets including real estate. The Company's line of credit provides for borrowings of up to $1,550,000 with availability subject to a formula, bearing interest at one and one-half percent above the lending bank's prime rate. The formula permits borrowing up to $950,000 based on the value of the real estate, with the remaining available borrowings based on 50% of the value of certain receivables specified in the line of credit agreement. As of July 31, 1997, borrowings under the line of credit formula were limited to approximately $1,000,000 pursuant to the availability formula. At that date, the Company had an outstanding balance of zero under the line of credit with $59,000 of the line reserved for a standby letter of credit.

The Company's mortgage indebtedness requires the Company to make monthly payments of $3,685 for both principal and interest and to make a balloon
payment on November 1, 2000.   The mortgage bears interest at one and one-half
percent over prime. The Company has classified its total mortgage liability as current as the mortgage agreement is cross-collateralized and cross-defaulted with the line of credit which is a secured master demand note. See Note D of Notes to Consolidated Financial Statements.

In the event the lending bank believes that the prospect of payment of the Company's indebtedness under the line of credit is impaired, the lending bank is permitted under the agreement governing the line of credit to declare such indebtedness due and payable. The lending bank has indicated that it may limit the amount which the Company is permitted to borrow under the line of credit in the absence of continued improvement in the Company's business prospects or progress toward the acquisition of a significant amount of equity capital. If the Company is unable to borrow amounts necessary to fund its operations, its financial position would be materially and adversely affected and the Company may have no choice but to cease operations if other sources of capital are not available. Moreover, the Company must increase its backlog during fiscal 1998 in order to generate sufficient cash flow to sustain its operations.

In order to provide additional working capital and retire current debt, the Company is attempting to sell its building and lease back a portion of the facility from the new owner. There can be no assurance that the building can be sold at a price acceptable to the Company or that an acceptable lease-back agreement can be negotiated. If the Company must relocate, management is confident that a suitable facility can be found and that the Company's business will not be materially disrupted. The sale of the building is expected to result in the termination of the existing line of credit. Management believes that a new line of credit supported by receivables and other assets of the Company can be negotiated with

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES

the current bank lender or a substitute bank which will be adequate to support the Company's working capital needs provided that the Company's backlog increases significantly over the current level. The Company also can negotiate a line of credit secured by the irrevocable letters of credit received on large orders from international customers. However, any new line of credit is likely to permit substantially less borrowing than the current line of credit. There can be no assurance that the Company will be able to acquire a replacement line of credit at all or that the level of borrowing permitted under any replacement line of credit will be adequate for the Company's working capital needs. The Company is also actively pursuing additional equity financing through discussions with potential investors possessing related technological and/or marketing capabilities that can help the Company develop new markets for its facility management information technology. However, there can be no assurance that such financing can be obtained.

Working capital increased to approximately $268,000 at July 31, 1997 from approximately $213,000 at July 31, 1996, due primarily to the utilization of inventory parts in stock for orders received in fiscal 1997 . Funds from billed receivable collections and from customer deposits were used for payments on the line of credit.

Current liabilities decreased in fiscal 1997 largely due to the payment of the line of credit. Cash flow from operating activities was approximately $899,000 during fiscal 1996, primarily due to the approximately $537,000 reduction in accounts receivable.

The Company expects to invest approximately $200,000 during fiscal 1998 for capital expenditures, primarily for equipment and software relating to the Company's growth plan. Due to its current financial position, the Company intends to reduce internal research and development and to keep marketing and other administrative costs to a minimum until its financial condition improves significantly.

The foregoing discussion and analysis contains a number of "forward-looking statements", as that term is used in the Securities Exchange Act of 1934, with respect to the Company's expectations for future periods. Such statements are subject to various risks and uncertainties, which are described in the foregoing discussion and analysis.

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not applicable

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of
Daedalus Enterprises, Inc.
Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Daedalus Enterprises, Inc. and subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Daedalus Enterprises, Inc. and subsidiaries at July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1997 in conformity with generally accepted accounting principles.

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



/s/DELOITTE & TOUCHE LLP
------------------------
Deloitte & Touche LLP
Ann Arbor, Michigan
September 23, 1997

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Years Ended July 31,
                                                                         -----------------------------------------------
                                                                            1997             1996             1995
------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE

STANDARD PRODUCTS                                                          $2,199,756         $1,657,228      $2,339,540
PRODUCT DEVELOPMENT                                                           788,580            429,558       1,278,257
------------------------------------------------------------------------------------------------------------------------
                                                                            2,988,336          2,086,786       3,617,797
OTHER INCOME                                                                   13,122              3,437           6,574
------------------------------------------------------------------------------------------------------------------------
                                                                            3,001,458          2,090,223       3,624,371
COSTS AND EXPENSES
    Cost of revenue - standard products                                     1,342,561          1,036,539       1,179,648
    Cost of revenue - product development                                     629,357            395,107         839,159
    Research and development - Note G                                         101,651            469,369         586,466
    Selling and administrative                                                931,778            947,155       1,473,252
    Interest                                                                   63,800             76,638          82,619
------------------------------------------------------------------------------------------------------------------------
                                                                            3,069,147          2,924,808       4,161,144
------------------------------------------------------------------------------------------------------------------------
                                            LOSS BEFORE INCOME TAXES         (67,689)          (834,585)       (536,773)
PROVISION (CREDIT) FOR INCOME TAXES - Note E                                  (3,546)            132,000       (175,000)
------------------------------------------------------------------------------------------------------------------------
                                                               NET LOSS      (64,143)          (966,585)       (361,773)
========================================================================================================================
                                            NET LOSS PER SHARE - Note I       $(0.12)            $(1.85)         $(0.70)
========================================================================================================================


 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                          ADDITIONAL
                                                                           COMMON           PAID-IN         RETAINED
                                                                            STOCK           CAPITAL          EARNINGS
------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

BALANCES AT JULY 31, 1994                                                      $5,115         $1,104,145      $1,720,885
    Net loss                                                                                                   (361,773)
    Stock issued pursuant to  employee stock plans - 3,380 shares                  34              8,986
    Cash dividends - $.17 per share                                                                             (87,320)
------------------------------------------------------------------------------------------------------------------------
BALANCES AT JULY 31, 1995                                                       5,149          1,113,131       1,271,792
    Net loss                                                                                                   (966,585)
    Stock issued pursuant to employee stock  plans -  18,011 shares               180             49,208
------------------------------------------------------------------------------------------------------------------------
BALANCES AT JULY 31, 1996                                                       5,329          1,162,339         305,207
    Net loss                                                                                                    (64,143)
    Stock issued pursuant to employee stock  plans -  1,100 shares                 11              2,361
------------------------------------------------------------------------------------------------------------------------
BALANCES AT JULY 31, 1997                                                      $5,340         $1,164,700        $241,064
========================================================================================================================

See Notes to Consolidated Financial Statements

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES



CONSOLIDATED BALANCE SHEETS

                                                                                            July 31,
                                                                                  ----------------------------
                                                                                      1997            1996
--------------------------------------------------------------------------------------------------------------
ASSETS - Note D


CURRENT ASSETS
    Cash and cash equivalents                                                         $39,068          $56,768
    Accounts receivable, less allowance of $2,500  - Note B                           239,703          259,079
    Unbilled accounts receivable - Note B                                              28,500          546,024
    Inventories - Note A                                                              601,462          640,213
    Other current assets                                                               18,075            7,829
--------------------------------------------------------------------------------------------------------------
                                                          TOTAL CURRENT ASSETS        926,808        1,509,913

PROPERTY AND EQUIPMENT - Note A
    Land                                                                              177,131          177,131
    Building                                                                        1,433,898        1,433,898
    Machinery and equipment                                                           831,767          817,640
    Special equipment                                                                 445,310          397,951
--------------------------------------------------------------------------------------------------------------
                                                                                    2,888,106        2,826,620
    Less accumulated depreciation                                                  (1,745,474)      (1,606,526)
--------------------------------------------------------------------------------------------------------------
                                                                                    1,142,632        1,220,094
OTHER ASSETS - Note C                                                                     250           39,446
--------------------------------------------------------------------------------------------------------------
                                                                                   $2,069,690       $2,769,453
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Note payable to bank - Note D                                                  $        0       $  689,000
    Accounts payable                                                                  197,563          184,524
    Accrued compensation and related costs                                            103,369           97,936
    Accrued commissions                                                                     0            1,129
    Customer deposits                                                                  57,142                0
    Reserve for product warranties                                                     30,000           30,500
    Other accrued liabilities                                                          28,274           32,228
    Mortgage debt - Note D                                                            242,238          261,261
--------------------------------------------------------------------------------------------------------------
                                                     TOTAL CURRENT LIABILITIES        658,586        1,296,578


STOCKHOLDERS' EQUITY - Note F
    Common stock, $.01 par value
    Authorized - 2,000,000 shares
    Issued and outstanding - 534,024 shares (1996 - 532,924 shares)                     5,340            5,329
Additional paid-in capital                                                          1,164,700        1,162,339
Retained earnings                                                                     241,064          305,207
--------------------------------------------------------------------------------------------------------------
                                                                                    1,411,104        1,472,875
--------------------------------------------------------------------------------------------------------------
                                                                                   $2,069,690       $2,769,453
==============================================================================================================

See Notes to Consolidated Financial Statements

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES


 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Years Ended July 31,
                                                                                 ---------------------------------------
                                                                                   1997           1996         1995
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net loss                                                                            $(64,143)    $(966,585)    $(361,773)
Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation                                                                     138,948       180,280       168,584
    Amortization of software                                                          39,196        65,805        84,942
    Provision (credit) for deferred income taxes                                           0       128,000      (135,000)
    Net book value of special equipment sold                                         149,842       152,451             0
    Loss on disposal of property and equipment                                             0             0         2,553
    Decrease (increase) in accounts receivable                                       536,900       596,881      (627,429)
    Decrease (increase) in inventories                                                38,751        (4,672)      476,096
    Decrease in income taxes receivable                                                    0             0       223,946
    Decrease (increase) in deposits and  other assets                                (10,246)      165,473      (133,392)
    Increase (decrease) in accounts payable and accrued liabilities                   12,889      (259,768)       44,031
    Increase (decrease) in customer deposits                                          57,142        (9,652)     (146,447)
------------------------------------------------------------------------------------------------------------------------
                             CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES        899,279        48,213      (403,889)
INVESTING ACTIVITIES
    Purchase of property and equipment                                              (211,328)     (143,283)     (134,844)
------------------------------------------------------------------------------------------------------------------------
                                            CASH USED IN INVESTING ACTIVITIES       (211,328)     (143,283)     (134,844)
FINANCING ACTIVITIES
  Proceeds from line of credit                                                     1,758,000     1,967,749     2,572,000
  Principal payments on line of credit                                            (2,447,000)   (1,920,749)   (2,055,000)
  Payments on mortgage debt                                                          (19,023)      (21,347)      (32,671)
  Proceeds of stock issued pursuant to warrants, stock options and
    Stock Purchase Plan                                                                2,372        49,388         9,020
     Dividends paid                                                                        0             0       (40,977)
------------------------------------------------------------------------------------------------------------------------
                              CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (705,651)       75,041       452,372
------------------------------------------------------------------------------------------------------------------------
Decrease in cash                                                                     (17,700)      (20,029)      (86,361)
Cash and cash equivalents at beginning of year                                        56,768        76,797       163,158
------------------------------------------------------------------------------------------------------------------------
                                     CASH AND CASH EQUIVALENTS AT END OF YEAR        $39,068       $56,768       $76,797
========================================================================================================================

See Notes to Consolidated Financial Statements.

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by Daedalus Enterprises, Inc. (the "Company") in preparation of the consolidated financial statements is set forth below. Certain reclassifications were made to the July 31, 1996 financial statements to conform with the classification used in the July 31, 1997 financial statements.

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

Contract research revenue from U.S. Government agencies (see Note J) generally provides for reimbursement of costs plus fees. Revenue, fees and profits on such contracts are recognized as costs are incurred. Reimbursable contract costs (including overhead and general and administrative expenses) are subject to audit and adjustment by negotiation between the Company and U.S. Government representatives. Revenue under these contracts is recorded at amounts that are expected to be realized upon the final settlement with any adjustments to revenue reflected in the year of settlement. Some development contracts involve cost-sharing by the Company. The Company recognizes its share of these costs, which are classified as research and development expense, as incurred.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid securities purchased with an original maturity date of three months or less to be cash equivalents.

INVENTORIES. Inventories, principally work-in-process and purchased parts, are stated at the lower of first-in, first-out cost or market. Inventory at July 31, 1997 and 1996 included work-in-process of approximately $115,000 and $104,000, respectively, with the remainder consisting of raw materials and subassemblies.

PROPERTY AND EQUIPMENT. Property and equipment is stated at cost and depreciated over the useful life by the straight-line method. Special equipment includes construction-in-progress, relating to a multispectral scanner system, in the amount of approximately $158,000 and $119,000 at July 31, 1997 and July 31, 1996, respectively.

Special equipment consists of equipment manufactured by the Company and includes direct manufacturing costs and overhead. Such equipment which is used in manufacturing or research activities of the Company is normally made available for sale by the Company. Therefore, revenue from the sale of such equipment, if any, is included in revenue and the depreciated cost is included in cost of revenue. During the fiscal years ended July 31, 1997 and July 31, 1996, the Company sold one such system in each year with a cost of approximately $150,000 and $152,000, respectively.

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES

CAPITALIZED SOFTWARE. Capitalized software costs consist of costs incurred for internally developed software to be sold as part of standard products or used in customer-funded product development contracts. Capitalization begins upon the establishment of technological feasibility. The ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, anticipated future gross revenue, estimated economic life, and changes in hardware and software technology.

Capitalized software is amortized on a product-by-product basis over the related sales on a per-unit basis with minimum amortization based on the straight-line method over an estimated five year useful life.

NEW FINANCIAL ACCOUNTING STANDARD. The Company has not completed the process of evaluating the impact that will result from adopting Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" ("No. 128"), No. 130 "Comprehensive Income" ("No. 130") and No. 131 "Disclsoures About Segments of an Enterprise and Related Information" ("No. 131"). SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997. The Company is, therefore, unable to determine the impact that adopting SFAS No. 128, No. 130 and No. 131 will have on its financial statements when such statements are adopted.

NOTE B - ACCOUNTS RECEIVABLE

At July 31, 1997 and 1996, respectively, accounts receivable included approximately $6,000 in each year from agencies of the United States federal government that will be paid upon the completion and audit of the cost plus fixed-fee contracts between the Company and the government agencies.

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

NOTE C - CAPITALIZED SOFTWARE

There was no unamortized software at July 31, 1997. Other assets include approximately $39,000 of unamortized software AT July 31, 1996. No software was capitalized in fiscal years 1997 and 1996.

NOTE D - NOTE PAYABLE AND LONG-TERM DEBT

On July 31, 1997, the Company had a $1,550,000 line of credit, with availability subject to a formula, bearing interest at one and one-half percent above the lending bank's prime rate (effective rate of 10%). The formula permits borrowing up to $950,000 based on the value of the real estate, with the remaining

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES

available borrowings based on 50% of the value of certain receivables specified in the line of credit agreement. As of July 31, 1997, total availability was approximately $1,000,000 pursuant to the formula. The Company had an outstanding balance of zero under this line of credit agreement at July 31, 1997 with $59,000 of the line of credit reserved for a standby letter of credit. This compares to a balance of $689,000 (effective rate of 9.75%) under the prior line of credit agreement and an additional $258,000 reserved for a standby letter of credit at July 31, 1996.

The Company had a maximum balance outstanding of $689,000 and $747,000 during fiscal 1997 and 1996, respectively. The average outstanding balance and interest rate in fiscal 1997 and 1996 was $385,505 and 9.69% and $480,186 and 9.75%, respectively.

The Company has a mortgage with a balance of $242,238 and $261,261 as of July 31, 1997 and 1996, respectively, bearing interest at one and one-half percent over prime (effective rate of 10% and 9.75% at July 31, 1997 and 1996,
respectively).   Monthly payments on the mortgage are $3,685 for both interest and principal with the mortgage being due on November 1, 2000. The Company has classified its total mortgage liability as current as the mortgage agreement is cross-collateralized and cross-defaulted with the line of credit which is a secured master demand note.

Aggregate annual maturities of long-term debt based on the refinanced mortgage interest rate of 10% are as follows:

             FISCAL YEAR               MATURITY
     -------------------------------------------
     1998                                $20,934
     1999                                 23,125
     2000                                 25,547
     2001                                172,632
     -------------------------------------------
                                        $242,238
     -----------------------------------========

Interest paid on all debt was approximately $64,000, $77,000 and $83,000 in fiscal 1997, 1996 and 1995, respectively.

NOTE E - INCOME TAXES

The credit for income taxes in fiscal 1997 results primarily from a prior year refund related to a Foreign Sales Corporation. The Company has limited its recognition of income tax benefit due to the uncertainty of realizing the net operating loss carryforward. Provision (credit) for income taxes is made up of the following components:

                                                             1997           1996            1995
     ----------------------------------------------------------------------------------------------
     Current                                                $(3,500)         $4,000       $(40,000)
     Deferred:
                    Tax provision (benefit)                       0         128,000       (135,000)
     ----------------------------------------------------------------------------------------------
                    PROVISION (CREDIT) FOR INCOME TAXES     $(3,500)       $132,000      $(175,000)
     ------------------------------------------------------========================================

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES


A reconciliation of the provision (credit) for income taxes and the amount computed by applying the statutory federal income tax rates to earnings is as follows:

                                                                        1997         1996         1995
     -----------------------------------------------------------------------------------------------------
     Federal income tax on earnings  at statutory rates (35%
          in 1997, 1996 and 1995)                                      $(24,000)    $(292,000)   $(188,000)
     Effect of federal tax rate difference as the result of
          surtax exemptions                                                   0             0        6,000
     Foreign Sales Corporation tax (benefit).                                 0        (2,000)     (10,000)
     Other                                                               20,500       426,000       17,000
     -----------------------------------------------------------------------------------------------------
                                PROVISION (CREDIT) FOR INCOME TAXES     $(3,500)     $132,000    $(175,000)
     -------------------------------------------------------------------==================================


No federal corporate tax payments were made in fiscal years 1997, 1996 and 1995.

The temporary differences that give rise to deferred tax assets and liabilities at July 31, 1997 and 1996 are as follows:

                                                        DEFERRED TAX ASSET (LIABILITY)
                                           ----------------------------------------------------------
                                                     1997                             1996
                                           ----------------------------------------------------------
                                           SHORT-           LONG-           SHORT-           LONG-
                                            TERM             TERM            TERM            TERM
     ------------------------------------------------------------------------------------------------
     Net operating loss carryforward                        $385,000                         $379,000
     Accrued  personal leave                $14,300                          $14,000
     Inventory reserve                       24,700                           32,000
     Warranty reserve                         8,700                            8,900
     Capitalized software                         0                          (11,000)
     Depreciation                                            (26,000)                         (34,000)
     Valuation allowance                    (50,000)        (359,000)        (47,000)        (345,000)
     Other                                    2,300                            3,100
     ------------------------------------------------------------------------------------------------
                                                 $0               $0              $0               $0
     --------------------------------------==========================================================




For the current fiscal year, the Company has limited the recognition of income tax benefit for its current operating losses due to cumulative losses realized in recent years. The Company recorded a valuation allowance of $409,000 as of July 31,1997 and $392,000 as of July 31, 1996. The increase in the valuation allowance during fiscal 1997 and 1996 was $17,000 and $392,000, respectively. At July 31, 1997, the Company had approximately $1,328,000 of net operating loss carryforward for tax purposes as follows:

                    EXPIRATION DATE             NET OPERATING
                                                     LOSS
                   -------------------------------------------
                          2009                        $42,000
                          2010                        506,000
                          2011                        775,000
                          2012                          5,000
                   -------------------------------------------
                                                   $1,328,000
                   -------------------------------============


NOTE  F - STOCK OPTIONS AND STOCK PURCHASE PLANS

The Company reserved 100,000 shares of common stock for sale to eligible employees through payroll deductions over six-month periods pursuant to the 1983 Employee Stock Purchase Plan (the "Purchase

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES

Plan"). The purchase price is the lower of 90% of the fair market value of the stock on the first or last day of the purchase period. Under the Purchase Plan, 1,100, 1,011, and 3,079 shares were issued during fiscal 1997, 1996 and 1995 at an average price of $2.16, $2.36 and $3.56 per share, respectively. At July 31, 1997 and 1996, there were 65,568 and 66,918 shares, respectively, available for future purchase.

The Company has an incentive stock option plan established in 1983 and a long-term incentive plan and a non-employee director stock option plan established in 1995 (collectively the "Plans"). The long-term incentive plan provides for the granting of options, restricted stock and/or performance awards to key employees and the non-employee director plan provides for the granting of options to outside members of the board of directors to purchase common stock of the Company at the fair value at the date of the grant. There are 64,000 and 21,000 shares of common stock reserved under the 1995 long-term incentive plan and the 1995 non-employee director stock option plan, respectively. There are 28,000 exercisable options outstanding and 3,000 stock appreciation rights outstanding under the 1983 incentive stock option plan; however, no additional options can be granted under this plan. Options granted pursuant to the Plans are generally exercisable ratably over a two to five year period and expire after ten years.

Transactions under the Plans during fiscal years 1997, 1996 and 1995 were as follows:

                                                          NUMBER          OPTION           WEIGHTED
                                                        OF SHARES         PRICE             AVERAGE
                                                                                         OPTION PRICE
     --------------------------------------------------------------------------------------------------
     Outstanding July 31, 1994                                71,250  $2.75 - $7.00          $4.18
     Options granted to non-employee directors                12,000      $3.94              $3.94
     Options exercised                                          (950)     $3.00              $3.00
     Options canceled                                         (5,100) $3.00 - $6.75          $4.10
     --------------------------------------------------------------------------------------------------
     Outstanding July 31, 1995                                77,200  $2.75 - $7.00          $4.16
     Options granted to employees                             15,000      $2.75              $2.75
     Options exercised                                       (17,000)     $2.75              $2.75
     Options canceled                                         (9,100) $2.75 - $6.75          $4.64
     --------------------------------------------------------------------------------------------------
     Outstanding July 31, 1996                                66,100  $2.75 - $7.00          $3.60
     Options granted to employees                             16,850      $2.25              $2.25
     Options canceled in connection with SARs                (11,850)  $5.00-$7.00           $6.63
     Options canceled                                         (3,750)  $2.75-$3.94           $3.70
     --------------------------------------------------------------------------------------------------
     Outstanding July 31, 1997                                67,350   $2.75-$4.00           $3.25
     -------------------------------------------------------===========================================



Of the outstanding options at July 31, 1997 and 1996, 54,425 and 52,350 are exercisable, respectively. Of the 67,350 shares covered by outstanding options at July 31, 1997, 3,000 were accompanied by stock appreciation rights. In addition to options granted under the Plans, non-qualified options to purchase 40,000 shares have been issued to two officers of the Company at $2.25 per share which expire on December 10, 2006, options to purchase 3,000 shares have been issued to the corporate secretary at $2.25 per share which expire on December 10, 2006 and options to purchase 2,000 shares have been issued to an employee at $4.00 per share which expire on September 1, 1999.

Total shares of common stock reserved pursuant to the Purchase Plan, the Plans and the non-qualified options were 224,118.

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES

The weighted average estimated fair value of options granted during fiscal 1997 and 1996 was $1.03 and $1.49 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its granted options. Accordingly, no compensation cost has been recognized for its granted options. Had compensation cost for the Company's granted options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," the Company's net loss and loss per common share for the year ended July 31, 1997 would have been increased to the pro forma amounts indicated below:

                                                   1997               1996
     ---------------------------------------------------------------------------
     Net loss to common shareholders
         As reported                                $64,143           $966,585
         Pro forma                                 $106,175           $977,768

     Net loss per share
         As reported                                  $0.12              $1.85
         Pro forma                                    $0.20              $1.87


The fair value of options granted by the Company during 1997 and 1996 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 51.1% and 83.3%, risk free rate of 6.23% and 5.78% and expected lives of five and ten years.

NOTE G - CUSTOMER-FUNDED PRODUCT DEVELOPMENT

The Company is engaged in customer-funded product development projects in which the Company shares a portion of the cost of developing the technology and retains all rights to the technology. The Company earned product development revenue of approximately $789,000, $430,000, and $1,278,000 while incurring related cost of revenue of approximately $661,000, $395,000, and $839,000 in fiscal years 1997, 1996 and 1995, respectively. In addition to these costs of revenue, the Company performed internal research and development of approximately $26,000 and $74,000 related to the customer- funded product development projects in fiscal years ended July 31, 1996 and July 31, 1995, respectively. There was no internal research and development performed in support of customer-funded product development projects in fiscal year 1997.

NOTE H - PENSION PLAN

The Company has a qualified defined contribution plan ("Pension Plan") and a 401(k) employee savings plan ("Savings Plan") covering all employees meeting age and length of service requirements. The Pension Plan provides only for Company contributions of 10% of the active participants' eligible wages. Pension expense, which is funded quarterly, was $99,000, $96,000 and $135,000 in 1997, 1996 and 1995, respectively. The Savings Plan requires no Company contributions; however, the Company may make contributions at the discretion of the Board of Directors. No contributions were made to the Savings Plan during fiscal years 1997, 1996 or 1995. The Company has no other postretirement benefits.

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES


NOTE I - EARNINGS PER SHARE

The Company uses the modified treasury stock method to calculate primary earnings per share. No adjustment was made to either the net loss or the number of shares outstanding for common stock equivalents in calculating earnings per share for fiscal 1997, 1996, and 1995 as such adjustments would have been antidilutive.

Weighted average number of shares outstanding and earnings per share for the three years ended July 31 are computed as follows:

                                                                    1997         1996        1995
     ------------------------------------------------------------------------------------------------
     Weighted average number of shares  outstanding                  533,464      522,597     513,287
     Additional shares using the modified
         treasury stock method                                             0            0           0
     ------------------------------------------------------------------------------------------------
                                       AVERAGE NUMBER OF SHARES
                                    OUTSTANDING AND EQUIVALENTS      533,464      522,597     513,287
     ================================================================================================
     Net loss                                                       $(64,143)   $(966,585)  $(361,773)
     ================================================================================================

                                                 LOSS PER SHARE       $(0.12)      $(1.85)     $(0.70)
     ================================================================================================


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

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES


The following table sets forth information with respect to domestic and international sales of the Company's products and services:

                                                1997          1996          1995
     --------------------------------------------------------------------------------
     International
       Government agencies
         Asia                                 $1,145,330             $0            $0
         Europe                                  125,668        540,173     2,255,232
         Other                                         0              0        43,299
     --------------------------------------------------------------------------------
                                               1,270,998        540,173     2,298,531
       Industry                                   61,255        836,147         7,377
     --------------------------------------------------------------------------------
                                               1,332,253      1,376,320     2,305,908
     Domestic
       U.S. Government agencies                1,625,433        617,842     1,228,389
       Other                                      30,650         92,624        83,500
     --------------------------------------------------------------------------------
                                               1,656,083        710,466     1,311,889
     --------------------------------------------------------------------------------
                                              $2,988,336     $2,086,786    $3,617,797
     ================================================================================


The Company's revenue each year is derived from a small number of high dollar value equipment sales and contracts with a relatively small number of customers. These customers change from year-to-year and no single customer has generated a majority of the Company's revenue during any consecutive years. Sales to major customers in each of the three years ended July 31, 1997 are as follows:


                                                               FISCAL YEAR ENDED
                                                                     JULY 31,
                                                          -------------------------------
                     CUSTOMER  DESCRIPTION                   1997      1996     1995
                                                             (000)     (000)    (000)
     ------------------------------------------------------------------------------------
     Asian standard product customer                          $1,144     $562    $    0
     European standard product customer                       $    0     $436    $1,152
     European standard product customer                       $    0     $186    $  917
     European product development customer                    $    0     $  0    $   90
     U.S. Government                                          $1,625     $618    $1,228


NOTE K - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended July 31, 1997, 1996 and 1995, the Company incurred losses of $64,143, $966,585 and $361,773, respectively, and has classified all of its debt as current for the years ended July 31, 1997 and 1996. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note D, since the Company's debt facility is in the form of a secured master demand note, the Company has classified the balance of its mortgage debt ($221,000 related to its mortgage) as a current liability. The Company's continuation as a going concern is dependent upon its ability to

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES

generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreement, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. The Company is also actively pursuing additional equity financing through discussions with potential customers possessing related technological and/or marketing capabilities that can help it develop the new markets for its facility management information technology.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information included in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" and under the subheading "Certain Information Regarding Nominees" is incorporated herein by reference.

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

NONE

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits

        1) The following consolidated financial statements are included in response to Item 8 of this report.

            Independent Auditors' Report

            Consolidated Statements of Operations and Stockholder's Equity for the years ended July 31, 1997, 1996 and 1995

            Consolidated Balance Sheets--July 31, 1997 and 1996

            Consolidated Statements of Cash Flows for the years ended July 31, 1997, 1996 and 1995

            Notes to Consolidated Financial Statements

        2) Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or notes thereto.

        3) The exhibits filed herewith are set forth in the Index to Exhibits which is incorporated herein by reference.

(b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended July 31, 1997.

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DAEDALUS ENTERPRISES, INC.

                                      By:      /s/THOMAS R. ORY
                                          ----------------------------------
                                          Thomas R. Ory, President
                                          October 20, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    /s/THOMAS R. ORY                                   /s/CHARLES G. STANICH
------------------------------------------         --------------------------------------
Thomas R. Ory                                      Charles G. Stanich
President                                          Vice President-Research & Development
(Chief Executive Officer)                          (Chief Operating Officer)
Director                                           Director
October 20, 1997                                   October 20, 1997

    /s/JANE E. BARRETT                                 /s/JOHN D. SANDERS
------------------------------------------         --------------------------------------
Jane E. Barrett                                    John D. Sanders
Vice President-Finance & Treasurer                 Chairman of the Board
(Principal Financial & Accounting Officer)         Director
October 20, 1997                                   October 20, 1997


    /s/WILLIAM S. PANSCHAR                             /s/PHILIP H. POWER
------------------------------------------         --------------------------------------
William S. Panschar                                Philip H. Power
Director                                           Director
October 20, 1997                                   October 20, 1997

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES


                               INDEX TO EXHIBITS

The Commission File Number for all reports filed on Forms 10-K, 10-Q or 8-K filed by the Company is 0-8193.

   Exhibit No.                                                  Description
   -----------        -----------------------------------------------------------------------------------------------
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

      4.57            Master Revolving Note and Advance Formula Agreement between the Company and Comerica Bank, both dated October 25, 1996 (filed as exhibit 4.57 to the 1996 Form 10-K and incorporated herein by reference)

      10.60           1983 Incentive Stock Option Plan (filed as exhibit 10.60 to the 1994 Form 10-K and
        *             incorporated herein by reference)


     10.607           Non-Qualified Stock Option Agreement with Mr. Thomas R. Ory, dated November 8, 1989 (filed as
        *             exhibit 10.607 to the 1993 Form 10-K and incorporated herein by reference)

     10.608           Non-Qualified Stock Option Agreement with Mr. Charles G. Stanich, dated November 8, 1989
        *             (filed as exhibit 10.608 to the 1993 Form 10-K and incorporated herein by reference)

     10.610           Long-term Incentive Plan (filed as exhibit 10.610 to the 1994 Form 10-K and incorporated
        *             herein by reference)


     10.611           Stock Option Plan for Nonemployee Directors (filed as exhibit 10.611 to the 1994 Form 10-K
       *              and incorporated herein by reference)


     10.612           Form of Senior Officer Severance Agreement with Messrs. Ory and Stanich, dated June 21, 1995
        *             (filed as Exhibit 10.612 to the 1995 Form 10-K and incorporated herein by reference)

     10.613           Form of Incentive Stock Option Agreement Under Long-Term Incentive Plan (filed as exhibit
        *             10.613 to the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 1997 and incorporated herein by reference)

     10.614           Form on Non-Qualified Stock Option Agreement Under Long-Term Incentive Plan  (filed as
        *             exhibit 10.614 to the Company's Quarterly Report on Form 10-Q for the second quarter of fiscal 1997 and incorporated herein by reference)

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES


   Exhibit No.                                                  Description
   -----------        -----------------------------------------------------------------------------------------------
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