Form 10-K/A
period 1997-07-31
DAEDALUS ENTERPRISES INC
filed 1997-11-21
CIK 26537

UNITED STATES

                                   SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C.  20549

FORM 10-K/A1
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
            SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended July 31, 1997
           OR
(  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the transition period from       to

Commission File Number 0-8193


                                       DAEDALUS ENTERPRISES, INC.
                           (Exact name of registrant as specified in charter)

              DELAWARE                         38-1873250
(State or other jurisdiction of        (I.R.S. Employer Identification
 incorporation or organization)

                                   300 Parkland Plaza (P.O. Box 1869)
                                       Ann Arbor, Michigan  48106
                                (Address of principal executive offices)

                                             (313) 769-5649
                                     (Registrant's telephone number)

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

        Yes [X]    No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [ X]

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

Number of shares outstanding of common stock, $.01 par value, as of September 30, 1997: 534,024 shares

                                   DOCUMENTS INCORPORATED BY REFERENCE
None.































































ITEM 1.  BUSINESS

GENERAL

           Daedalus Enterprises, Inc. (the "Company"), incorporated in Delaware in August 1968, manufactures products for, and performs development projects in, the field broadly described as "remote sensing." Remote sensing is the detection or measurement of various physical parameters of an object or system without making direct contact with the observed object. The
Company's customers use these remote sensing products to detect and measure either the emitted or reflected radiation of objects or systems.

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

           During fiscal 1997, the Company shared costs on two U.S. government sponsored Small Business Innovation Research ("SBIR") programs. One of these programs, Large Format Multispectral Camera, is scheduled for completion in early fiscal 1998. The other, Laser Search and Rescue, will be completed in late fiscal 1998. The Company has applied for a patent related to the LASAR search and rescue technology developed under the SBIR program. The Company is conducting marketing efforts and actively seeking partners for participation in Phase III commercialization efforts for these two programs, as well as lobbying the U.S. Government for additional funds for these programs.

           Revenue from standard remote sensing systems and customer-funded product development systems during the three most recent fiscal years ended July 31 was approximately as follows:


Year        Standard     Customer-Funded Product      Total
            Systems       Development Systems        (000)
             (000)              (000)
------------------------------------------------------------

1997         2200                788                 2988
1996         1657                430                 2087
1995         2340               1278                 3618





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

           The following table sets forth information with respect to domestic and international revenue during the three most recent fiscal years ended
July 31:

                                   INTERNATIONAL AND DOMESTIC REVENUE
                                             (in thousands)

Year           International                      Domestic
         Asia      Europe      Other(1)     U.S. Gov't.   Other     Total

1997     1178       154           0           1625          31       2988
1996      562       814           0            618          93       2087
1995       43      2255           8           1228          84       3618

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

           The first growth area involves the use and sale of airborne digital cameras ("ADC") developed by the Company for the mapping of infrastructure within narrow corridors. Examples of the types of infrastructure that would be mapped with such a system include gas pipelines, electrical distribution systems, railroads and highways. The Company has developed an enhanced version of the ADC and an image processing system that can be bundled with the ADC for delivery to its customers and for use by the Company in performing services for customers. The Company completed three contracts in fiscal 1996 for which it has utilized the ADC, and in the fourth quarter of fiscal 1996, the Company entered into a marketing alliance with a major company which provides infrastructure maintenance services to the electric and gas utilities, and railroads in the United States and Canada. Although the Company did not receive any such contracts in fiscal 1997, marketing efforts by the Company and its marketing partner have generated considerable market interest in the ADC which the Company hopes will generate orders in fiscal 1998. The Company has also been requested to team with several engineering companies to provide airborne digital camera services for a large multi-year inventory program that would establish a foothold in this emerging market. The Company is continuing to pursue various alternatives to obtain the additional funding necessary to bring these services to market. However, there can be no assurance that such funding will be obtained. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Sources of Capital".

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

EXECUTIVE OFFICERS OF THE COMPANY

           The executive officers of the Company (who serve as such at the pleasure of the Board of Directors), their ages and the position or office held by each are as follows:

Name               Age     Positions with the Company
----               ---     --------------------------
Thomas R. Ory       58     President and Chief Executive Officer and
                           Director
Charles G. Stanich  53     Vice President-Research and Development and Chief
                           Operating Officer and Director
Jane E. Barrett     46     Vice President-Finance, Treasurer and Chief
                           Financial Officer

           Mr. Ory, who was appointed President and Chief Executive Officer in August 1987, joined the Company in 1972 as Director of its Applications Division, served as Vice President-Marketing from 1979 to 1984, and Executive Vice President from 1985 to 1987.

           Mr. Stanich, who was appointed Chief Operating Officer in 1987, joined the Company in 1974 and served as Manager, Research and Development from 1979 to 1984, and Vice President-Research and Development since 1984.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

           The following is a listing of the members of the Board of Directors of the Company and includes information regarding the individual's age, principal occupation, other business experience, directorships in other publicly-held companies and term of service with the Company. Directors are elected at each Annual Meeting of Stockholders, each to hold office until the next Annual Meeting of Stockholders or until his successor is elected and qualified. Information regarding executive officers is included under "Item 1. Business" pursuant to General Instruction G.

Name              Age       Positions with the               Year First
                          Company and Principal         Elected or Appointed
                         Occupation or Employment             Director
----------------------------------------------------------------------------

John D. Sanders      59  Director and Chairman of the Board        1982
Thomas R. Ory        58  President and Chief Executive             1987
                         Officer and Director
William S. Panschar  40  Director                                  1989
Philip H. Power      59  Director                                  1985
Charles G. Stanich   53  Vice President-Research and               1989
                         Development, Chief Operating
                         Officer and Director

           Mr. Sanders serves as a business consultant to emerging technology companies. He was Chairman and Chief Executive Officer of Tech News, Inc., a news publisher, from 1988 to 1996, prior to its sale to The Washington
Post Company. In addition, Mr. Sanders has been a Registered Representative of Wachtel & Co., Inc., a Washington D.C.-based stock brokerage firm, since 1968. Mr. Sanders serves on the boards of Information Analysis, Inc.,
Hadron Inc.,  ITC Learning Corp. and S. T. Research Corp.

           Mr. Ory, who was appointed President and Chief Executive Officer of the Company in August 1987, joined the Company in 1972 as Director of its Applications Division, served as Vice President-Marketing from 1979 to 1984, and as Executive Vice President from 1985 to 1987.

           Mr. Panschar is an insurance agent at The Equitable Life Assurance Society of the United States, a life insurance and annuity company, and a registered representative at EQ Financial Consultants, Inc., a company which sells mutual funds and other various products, since June 1996. Prior to that he was a Vice-President of National City Bank, Indiana from October 1993 to May 1996. Prior to taking the position at National City Bank, Mr. Panschar was the Director-Corporate Development of The Alquin Group from 1991 to October 1993. Prior to joining The Alquin Group, Mr. Panschar was employed by Avis Enterprises, Inc. as Vice President-Mergers and Acquisitions from 1987 to 1990 and by Citicorp Industrial Credit Inc. from 1981 to 1987.

           Mr. Power has served as the Chairman of Suburban Communications Corp., Livonia, Michigan, for more than five years. Mr. Power currently serves on the board of Jacobson Stores Inc.


           Mr. Stanich, who was appointed Chief Operating Officer in 1987, joined the Company in 1974 and served as Manager, Research and Development from 1979 to 1984, and Vice President-Research and Development since 1984.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers and directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it since August 1, 1996, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

           The following table provides a summary of compensation paid or accrued by the Company and its subsidiaries during fiscal 1997, 1996 and 1995 to or on behalf of the Company's Chief Executive Officer and Chief Operating Officer (the "Named Officers"). None of the Company's other executive officers earned more than $100,000 in salary and bonus during fiscal 1997 for services rendered to the Company and its subsidiaries.


                                                         Long-Term
                                                         Compensation
                                        Annual           Securities
Name and Principal       Fiscal      Compensation        Underlying           All Other
     Position             Year          Salary           Options/SARs       Compensation (1)
--------------------------------------------------------------------------------------------

Thomas R. Ory            1997          $148,000            20,000              $25,865
President and CEO        1996          $148,000              -0-               $26,501
                         1995          $148,000              -0-               $28,824

Charles G. Stanich       1997          $130,000            20,000              $24,653
Vice President-Research  1996          $130,000              -0-               $25,406
and Development          1995          $130,000              -0-               $26,439
and COO


(1)        Detail of amounts reported in the "All Other Compensation" column is provided in the table below.

Officer's Name           Director    Medical Reimburse-  Imputed Interest on   Pension Plan
                           Fees      ment & Related Tax   Interest-Free Loan   Contribution
--------------------------------------------------------------------------------------------

Thomas R. Ory            $4,800          $2,630                 $ 50             $18,385
Charles G. Stanich       $4,500          $4,125                 $  0             $16,028


OPTIONS

           The following table sets forth information concerning stock option grants during fiscal 1997 to the Named Officers. Such options were not granted pursuant to any of the Company's plans.

           Option/SAR Grants in Last Fiscal Year





                          Individual Grants
           Number of      Percent of
           Securities       total
           Underlying     Options/SARs
          Options/SARs    Granted to        Exercise
            Granted       Employees in       Price       Expiration
Name        (#)(a)         Fiscal Year     ($/Share)        Date
----      ------------    ------------     ---------     ----------
T. Ory      20,000           35.2%           $2.25       12/10/06
C. Stanich  20,000           35.2%           $2.25       12/10/06

(a) 50% of the options became exercisable immediately upon grant and the remainder become exercisable on the first anniversary of the grant date.

           The following table provides information concerning unexercised stock options held as of the end of fiscal 1997 by the Named Officers. There were no options exercised by the Named Officers during fiscal year 1997.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                Number of Unexercised      Value of Unexercised In-the-Money
                    Options/SARS at                Options/SARs at
                    Fiscal Year-End                Fiscal Year-End
              --------------------------   ---------------------------------
Name          Exercisable  Unexercisable   Exercisable(a)     Unexercisable
----          -----------  -------------   --------------     -------------
T. Ory          25,000         10,000        $10,000                 -0-
C. Stanich      23,000         10,000        $11,500                 -0-

(a) The value of unexercised in-the-money options was calculated using the last sale price of the Company's Common Stock at July 31, 1997.

TERMINATION OF  EMPLOYMENT

           Each of the Named Officers is a party to a Senior Officer Severance Agreement that would require the Company to pay each such officer an amount equal to one and one-half times each officer's highest annual W-2 compensation from the Company during the three calendar years immediately preceding each Officer's termination of employment if such termination of employment meets one of several criteria. In general, such amounts would be payable upon termination in anticipation of, or after, a change in control or upon resignation following a reduction in such officer's salary or other compensation, any diminution of the Officer's authority or duties or a significant change in the nature and scope of the Officer's duties, any change in the Officer's status or title (other than a bona fide promotion) or any required relocation of the Officer's residence should any event occur after a change in control or within six months prior to a change in control. The Officer would also be entitled to continuation of coverage under Company benefit plans for up to 18 months and to outplacement services. The cash payment required under the agreement may be paid in a lump sum or in monthly installments over an 18 month period, depending upon the circumstances of the change in control.

COMPENSATION OF DIRECTORS

           Directors receive $900 per quarter with an additional payment of $300 for each Board or Committee meeting attended, and are reimbursed for travel expenses incurred in connection with their attendance at Board and Committee meetings. In addition, Mr. Sanders received payments of $1,500 per month for consulting services from the Company from January 1997 through September 1997.







ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The following table sets forth certain information with respect to the beneficial ownership of shares of the Company's Common Stock, as of September 30, 1997, by each person who is known by the Company to have been the beneficial owner of 5% or more of the shares of Common Stock outstanding as of such date, by each director, director-nominee and Named Officer and by all directors and executive officers as a group. Unless otherwise noted, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned.

Name of                            Number of       Percent of
Beneficial Owner                   Shares(1)        Class(2)
----------------                   ---------       ----------
Thomas R. Ory                      56,230 (3)         10.1
Charles G. Stanich                 40,226 (4)          7.2
John D. Sanders                    28,500 (5)          5.3
William S. Panschar                 2,760              0.5
Philip H. Power                    15,150              2.8
All directors and executive
  officers as a group (6 persons) 147,116 (6)         24.8

(1) The column sets forth shares of Common Stock which are deemed to be "beneficially owned" by the persons named in the table under Rule 13d-3 of the SEC, including shares of Common Stock that may be acquired upon the exercise of stock options or warrants that are currently exercisable or become exercisable within 60 days after September 30, 1997 as follows: Mr. Ory -- 25,000 shares; Mr. Stanich -- 23,000 shares; Messrs. Sanders, Power and Panschar -- 2,250 shares each; and all directors and executive officers as a group (including 250 shares purchased under the Employee Stock Purchase Plan within 60 days after September 30, 1997) -- 58,500 shares.

(2) For purposes of calculating the percentage of Common Stock beneficially owned, the shares issuable to such person upon exercise of stock options or warrants that are currently exercisable or become exercisable within the next 60 days are considered outstanding.

(3) Includes 24,565 shares with respect to which Mr. Ory shares voting and investment power with his spouse. Mr. Ory's address is P.O. Box 1869, Ann Arbor, Michigan 48106.

(4) Includes 3,526 and 2,700 shares with respect to which Mr. Stanich shares voting and investment power with his wife and mother, respectively. Mr. Stanich's address is P.O. Box 1869, Ann Arbor, Michigan 48106.

(5) Includes 550 shares owned by Mr. Sanders' wife. Mr. Sanders' address is 4600 N. 26th St., Arlington, Virginia 22207.

(6)        Includes the shares described in notes 1, 3, 4 and 5.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NONE.

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


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


DAEDALUS ENTERPRISES, INC.


By:    /s/Thomas R. Ory
       Thomas R. Ory, President
       November 21, 1997









































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

10.610* Long-term Incentive Plan (filed as exhibit 10.610 to the 1994 Form 10-K and incorporated herein by reference)

10.611* Stock Option Plan for Nonemployee Directors (filed as exhibit 10.611 to the 1994 Form 10-K and incorporated herein by reference)

10.612* Form of Senior Officer Severance Agreement with Messrs. Ory and Stanich, dated June 21, 1995 (filed as Exhibit 10.612 to the 1995 Form 10-K and incorporated herein by reference)

10.613* Form of Incentive Stock Option Agreement Under Long-Term Incentive Plan (filed as exhibit 10.613 to the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 1997 and incorporated herein by reference)

10.614* Form on Non-Qualified Stock Option Agreement Under Long-Term Incentive Plan (filed as exhibit 10.614 to the Company's Quarterly Report on Form 10-Q for the second quarter of fiscal 1997 and incorporated herein by reference)

10.615* Non-Qualified Stock Option Agreement with Mr. Thomas R. Ory, dated December 10, 1996 (filed herewith)

10.616* Non-Qualified Stock Option Agreement with Mr. Charles G. Stanich, dated December 10, 1996 (filed herewith)

10.901 Teaming agreement between the Company and Coastal Environmental Services, Inc., dated March 17, 1994. (filed as exhibit 10.901 to the 1994 Form 10-K and incorporated herein by reference)

10.902 Agreement between the Company and James W. Sewall Company, dated March 25, 1994, for the development of the Airborne Digital Camera and related software for pipeline right-of-way monitoring and other applications (filed as exhibit 10.902 to the 1994 Form 10-K and incorporated herein by reference)

10.903 Teaming agreement between the Company and Pacific Meridian Resources, dated August 17, 1994 (filed as exhibit 10.903 to the 1994 Form 10-K and incorporated herein by reference)

11.01 Computation of Earnings Per Share (filed on October 21, 1997 with 1997 Form 10-K)

21.01      Subsidiaries of the Company (filed on October 21, 1997 with 1997
           Form 10-K)

23.01 Consent of Deloitte & Touche LLP (filed on October 21, 1997 with 1997 Form 10-K)

27.01      Financial Data Schedule (filed on October 21, 1997 with 1997 Form
           10-K)

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