Form 10-Q
period 1997-10-31
DAEDALUS ENTERPRISES INC
filed 1997-12-05
CIK 26537

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended October 31, 1997             Commission File Number 0-8193


                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                          to
                               ------------------------    ---------------------


                           DAEDALUS ENTERPRISES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                     38-1873250
                --------                                     ----------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)



             P.O. BOX 1869
             -------------
       ANN ARBOR, MICHIGAN 48106                         (313) 769-5649
       -------------------------                         --------------
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

                              Yes (X)      No ( )

Number of shares outstanding of common stock, $.01 par value, as of December 3, 1997

                                 534,574 shares

                                                                      FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                Three Months Ended
                                                                                    October 31,
------------------------------------------------------------------------------------------------------------
                                                                                1997              1996
------------------------------------------------------------------------------------------------------------
OPERATING REVENUE
     Standard products                                                   $       356,588    $       586,746
     Product development                                                         113,589            256,331
------------------------------------------------------------------------------------------------------------
                                                                                 470,177            843,077
     Other Income                                                                 13,492              2,740
------------------------------------------------------------------------------------------------------------
                                                                                 483,669            845,817
COST AND EXPENSES
   Cost of revenue - standard products                                           218,619            307,455
   Cost of revenue - product development                                         136,958            213,808
   Research and development                                                        9,855             29,128
   Selling and administrative                                                    204,333            256,949
   Interest                                                                       10,507             15,618
------------------------------------------------------------------------------------------------------------
                                                                                 580,272            822,958
------------------------------------------------------------------------------------------------------------

                           NET EARNINGS (LOSS) BEFORE INCOME TAXES              (96,603)             22,859
CREDIT FOR INCOME TAXES - NOTE C                                                      0                   0
------------------------------------------------------------------------------------------------------------


                                             NET EARNINGS (LOSS)         $      (96,603)    $        22,859
-------------------------------------------------------------------------===================================

                                     NET EARNINGS (LOSS) PER SHARE       $        (0.18)    $          0.04
-------------------------------------------------------------------------===================================




The accompanying notes are an integral part of these condensed financial statements.

                                                                       FORM 10-Q

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                             October 31,         July 31,
                                                                                1997               1997
                                                                             (unaudited)
-------------------------------------------------------------------------------------------------------------
ASSETS - Note D


CURRENT ASSETS
   Cash and cash equivalents                                               $        7,293     $       39,068
   Accounts receivable, less allowance of $2,500                                  137,279            239,703
   Unbilled accounts receivable                                                   225,117             28,500
   Inventories - Note B                                                           575,842            601,462
   Other current assets                                                            19,151             18,075
-------------------------------------------------------------------------------------------------------------
                                                TOTAL CURRENT ASSETS              964,682            926,808
PROPERTY AND EQUIPMENT
   Land                                                                           177,131            177,131
   Building                                                                     1,433,898          1,433,898

   Machinery and equipment                                                        841,766            831,767
   Special equipment                                                              464,921            445,310
-------------------------------------------------------------------------------------------------------------
                                                                                2,917,716          2,888,106
   Less accumulated depreciation                                               (1,774,447)        (1,745,474)
-------------------------------------------------------------------------------------------------------------
                                                                                1,143,269          1,142,632
OTHER ASSETS                                                                          250                250
-------------------------------------------------------------------------------------------------------------

                                                                           $    2,108,201     $    2,069,690
---------------------------------------------------------------------------==================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Note payable to bank - Note D                                           $      310,000     $            0
   Accounts payable                                                                71,233            197,563
   Accrued compensation and related costs                                          76,817            103,369
   Customer deposits                                                               33,300             57,142
   Reserve for product warranties                                                  30,000             30,000
   Other accrued liabilities                                                       33,935             28,274
   Mortgage debt - Note D                                                         237,332            242,238
-------------------------------------------------------------------------------------------------------------
                                           TOTAL CURRENT LIABILITIES              792,617            658,586

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value
       Authorized--2,000,000 shares                                                 5,346              5,340
       Issued and outstanding--534,574 shares
                (July 31, 1997--534,024 shares)
   Additional paid-in capital                                                   1,165,778          1,164,700
   Retained earnings                                                              144,460            241,064
-------------------------------------------------------------------------------------------------------------
                                                                                1,315,584          1,411,104
-------------------------------------------------------------------------------------------------------------

                                                                           $    2,108,201     $    2,069,690
---------------------------------------------------------------------------==================================

The accompanying notes are an integral part of these condensed financial statements.

                                                                       FORM 10-Q


                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     Three Months Ended
                                                                                        October 31,
                                                                                  1997               1996
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net earnings (loss)                                                       $    (96,603)     $       22,859
   Adjustments to reconcile net income to net cash provided by operating activities
       Depreciation                                                                28,973              34,363
       Amortization of software                                                         0              14,594
       Net book value of special equipment sold                                         0             138,726
       Decrease (increase) in accounts receivable                                 (94,193)            181,153
       Decrease in inventory                                                       25,620              69,928
       Increase in other assets                                                    (1,076)             (1,347)
       Increase  (decrease) in accounts payable and accrued expenses             (147,222)              3,118
       Decrease in customer deposits                                              (23,842)                  0
--------------------------------------------------------------------------------------------------------------
                           CASH PROVIDED (USED) BY OPERATING ACTIVITIES          (308,343)            463,394

INVESTING ACTIVITIES
   Purchase of property and equipment                                             (29,610)           (109,859)
--------------------------------------------------------------------------------------------------------------
                                      CASH USED IN INVESTING ACTIVITIES           (29,610)           (109,859)

FINANCING ACTIVITIES
   Proceeds from revolving line of credit                                         555,000             332,000
   Payments on revolving line of credit                                          (245,000)           (679,000)
   Payments on long-term debt                                                      (4,906)             (4,583)
   Proceeds of stock issued pursuant to stock option and
     stock purchase plan                                                            1,084                 708
--------------------------------------------------------------------------------------------------------------
                           CASH PROVIDED (USED) IN FINANCING ACTIVITIES           306,178            (350,875)

INCREASE (DECREASE)  IN CASH                                                      (31,775)              2,660
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     39,068              56,768
--------------------------------------------------------------------------------------------------------------

                            CASH AND CASH EQUIVALENTS AT END OF QUARTER      $      7,293      $       59,428
-----------------------------------------------------------------------------=================================



The accompanying notes are an integral part of these condensed financial statements.

                                                                       FORM 10-Q


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 1997

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

Reference is made to the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for the year ended July 31, 1997.

The results of operations for the three months ended October 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE B - INVENTORY

Inventory includes work-in-process of approximately $90,000 and $115,000 as of October 31, 1997 and July 31, 1997, respectively. The remaining inventory consists of parts and subassemblies, both purchased and manufactured, that can be used in the manufacturing process or sold as spare parts.

NOTE C - INCOME TAXES

The Company estimates its provision for income taxes using its estimated annual effective rate. The Company has limited the recognition of income tax benefit for its net operating loss carryforwards due to cumulative losses realized in recent years. The valuation allowance for deferred taxes is $437,000 at October 31, 1997 and $409,000 at July 31, 1997.

NOTE D - REVOLVING CREDIT

On October 31, 1997, the Company had a $1,550,000 line of credit with a bank, with availability subject to a formula, bearing interest at one and one-half percent above the bank's prime rate (effective rate of 10%). The formula is $950,000 based on the value of the real estate, with the remaining available borrowings based on 50% of the value of certain receivables specified in the line of credit agreement. As of October 31, 1997, total remaining availability was $581,000 based on the formula. The outstanding balance under this line of credit agreement was approximately $310,000 at October 31, 1997, with $59,000 of the line of credit agreement reserved for a standby letter of credit. This compares to an outstanding balance of zero (effective rate of 10%) at July 31, 1997 with an additional $59,000 reserved for a standby letter of credit.

                                                                       FORM 10-Q

The Company has classified its total mortgage liability as current because the mortgage agreement is cross-collateralized and cross-defaulted with the line of credit, which is a secured master demand note.

NOTE F - EARNINGS PER SHARE

The computation of net earnings per share is based on the weighted average number of shares of common stock outstanding during the three month periods ended October 31, 1997 and 1996. The weighted average number of shares used in the computation was 534,391 and 533,124 for the three months ended October 31, 1997 and 1996, respectively, all of which were issued and outstanding. No adjustments were made to either net earnings (loss) or the number of shares outstanding in calculating earnings (loss) per share as such adjustments would have been antidilutive.

NOTE G - SUBSEQUENT EVENT

The Company announced an agreement in principle to enter into a merger agreement (the "Merger") with S. T. Research Corporation ("STR"), a Virginia corporation, on November 11, 1997. Under the agreement, each of the outstanding shares of STR would be exchanged for newly issued shares of the Company's common stock and STR would become a wholly owned subsidiary of the Company. STR is a supplier of technology-driven solutions for communications and radar intercept equipment to the U. S. government (its principal customer) and a major supplier of threat warning systems to the surface and subsurface community. STR had revenues of approximately $24 million during its last fiscal year, and total assets of approximately $10.7 million and working capital of approximately $1.5 million at September 30, 1997. The Merger is expected to close in the first quarter of calendar 1998 and will be subject to the negotiation and execution of a definitive merger agreement and the satisfaction of various conditions, including the approval of the Merger by the shareholders of STR and approval by the Company's stockholders of an amendment to its Certificate of Incorporation to permit the issuance of shares pursuant to the Merger.

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

                                                                       FORM 10-Q

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

The Company incurred a loss in the first quarter of fiscal 1997 after incurring significant losses in total for the last three fiscal years. These losses have caused the Company to experience severe liquidity problems and its bank line of credit is being utilized to maintain operations. The Company's short-term viability and operating results are dependent on its ability to acquire additional equity capital or increase the level of new business and cash
flow.   See "Merger", "New Orders and Backlog" and "Liquidity and Sources of
Capital". The Company's long-term viability is dependent upon its ability to successfully implement its Growth Plan (described in the Company's Form 10-K) and attain consistent profitability.

MERGER

The Company announced an agreement in principle to enter into a merger agreement (the "Merger") with S. T. Research Corporation ("STR"), a Virginia corporation, on November 11, 1997. Under the agreement, each of the outstanding shares of STR would be exchanged for newly issued shares of the Company's common stock and STR would become a wholly owned subsidiary of the Company. STR is a supplier of technology-driven solutions for communications and radar intercept equipment to the U. S. government (its principal customer) and a major supplier of threat warning systems to the surface and subsurface community. STR had revenues of approximately $24 million during its last fiscal year, and total assets of approximately $10.7 million and working capital of approximately $1.5 million at September 30, 1997. The Merger is expected to close in the first quarter of calendar 1998 and will be subject to the negotiation and execution of a definitive merger agreement and the satisfaction of various conditions, including the approval of the Merger by the shareholders of STR and approval by the Company's stockholders of an amendment to its Certificate of Incorporation to permit the issuance of shares pursuant to the Merger. The Company expects its domestic and total consolidated revenues to increase materially if the Merger is consummated and believes that the Merger will provide the Company with additional equity capital on a consolidated basis.

                                                                       FORM 10-Q

OPERATING REVENUE

Standard product revenue and product development revenue for the three month period ended October 31, 1997 decreased from the comparable period of fiscal 1997 due to the low level of backlog at the beginning of fiscal 1998 and the low level of bookings received during the period.

The level of the Company's revenues and profits has historically fluctuated from quarter-to-quarter and from year-to-year as the majority of its revenue is derived from a small number of high dollar value contracts. Although fluctuations are normal given the Company's reliance on a small number of high value contracts for the majority of its revenue, the low level of standard product orders received in the last three fiscal years is causing severe liquidity problems. See "Merger", "New Orders and Backlog" and "Liquidity and Sources of Capital".

DOMESTIC VS. INTERNATIONAL REVENUE

International revenue represented 9% and 65% of operating revenue during the first three months of fiscal 1998 and 1997, respectively. International revenue decreased primarily due to the Company's low level of international backlog at the beginning of fiscal 1998 and the low level of bookings received during the period. The increase in domestic operating revenue during the first quarter of fiscal 1998 from the same period in fiscal 1997 is due to the Company's recognition of revenue on several domestic contracts that were in backlog at the beginning of fiscal 1998.

To mitigate foreign currency transaction losses, international contracts are denominated in U.S. dollars and large standard product contracts are generally secured by irrevocable letters of credit. The Company also receives substantial deposits on many large contracts with international customers. See "Merger".

NEW ORDERS AND BACKLOG

In the three months ended October 31, 1997, the Company received orders in the amount of approximately $98,000 as compared to approximately $1,259,000 in the comparable period of fiscal 1997. The Company's backlog at the end of the first quarter was approximately $278,000, compared to approximately $1,430,000 at the end of the comparable period in fiscal 1997. Since the end of the first quarter of fiscal 1998, the Company has received additional orders of $246,000. Approximately $190,000 of the first quarter fiscal 1998 backlog is for standard products, with the balance being related to the two Phase II Small Business Innovation Research (product development) contracts.

The Company is engaged in negotiations for several standard product orders. The negotiations for these orders have not been finalized and there can be no assurance that these orders will be received. The Company has some high value components in inventory that will enable the Company to immediately recognize revenue upon receiving one of these standard product orders. The results of operations for future periods are dependent upon the receipt and timing of future

                                                                       FORM 10-Q

orders, the success of management's growth strategy and the completion of the Merger. See "Merger" and "Liquidity and Sources of Capital".

COST OF REVENUE

In the first quarter of fiscal 1998, cost of revenue increased as a percentage of revenue compared to the same period in fiscal 1997 due primarily to higher than anticipated costs on the two Small Business Innovative Research programs.

RESEARCH AND DEVELOPMENT

Research and development expense declined in the first quarter of fiscal 1998 as compared to the same period one year earlier primarily due to Airborne Digital Camera enhancements in the first quarter of fiscal 1997.

SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expense decreased in the first quarter of fiscal 1998 compared to the same period in fiscal 1997, primarily due to agent commissions paid in the first quarter of fiscal 1997.

INTEREST

Interest expense decreased in the first quarter of fiscal 1998 compared to the same period in fiscal 1997 due principally to the Company's reduced borrowings.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's primary sources of liquidity were funds from operations and borrowings under a line of credit secured by substantially all of the Company's assets including real estate. The Company's line of credit provides for borrowings of up to $1,550,000, with availability subject to a formula, bearing interest at one and one-half percent above the lending bank's prime rate. The formula permits borrowings of up to $950,000 based on the value of the real estate, with the remaining available borrowings based on 50% of the value of certain receivables specified in the line of credit agreement. As of October 31, 1997, the Company had an outstanding balance of $310,000 under the line of credit, an additional $59,000 reserved for a standby letter of credit and additional borrowing availability of $581,000.

The Company's mortgage indebtedness requires the Company to make monthly payments of $3,585 for both principal and interest and to make a balloon payment on November 1, 2000. The mortgage bears interest at one and one-half percent over prime. The Company has classified its total mortgage liability as current because the mortgage agreement is cross-collateralized and cross-defaulted with the line of credit, which is a secured master demand note.

                                                                       FORM 10-Q

In the event the lending bank believes that the prospect of payment of the Company's indebtedness under the line of credit is impaired, the lending bank is permitted under the agreement governing the line of credit to declare such indebtedness due and payable. The lending bank has indicated that it may limit the amount which the Company is permitted to borrow under the line of credit in the absence of continued improvement in the Company's business prospects or progress toward the acquisition of a significant amount of equity capital. If the Company is unable to borrow amounts necessary to fund its operations or is required by the bank to repay the line of credit, its financial position would be materially and adversely affected and the Company may have no choice but to cease operations if other sources of capital are not available. Moreover, the Company must continue to significantly increase its backlog during fiscal 1998 in order to generate sufficient cash flow to sustain its operations. See "New Orders and Backlog".

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

The Company announced an agreement in principle to enter into the Merger with STR which, if consummated, management believes will provide the Company with additional equity capital and related technological and marketing capabilities and will have a positive effect on the Company's short and long term liquidity. The closing of the Merger is subject to the negotiation and execution of a definitive merger agreement and the satisfaction or waiver of certain conditions likely to be contained therein. As a result, there can be no assurance that the Merger will be consummated. See "Merger" for a description of the proposed Merger.

Working capital decreased to $172,000 at October 31, 1997 from $268,000 at July 31, 1997, due primarily to the decreased revenue and earnings for the first quarter. Current assets increased by approximately $38,000 due primarily to an increase in receivables at the end of the first quarter.

Cash used by operating activities was $306,000 during the first quarter of fiscal 1998 as compared to cash provided of $463,000 in the first quarter of fiscal 1997, due primarily to the $147,000

                                                                       FORM 10-Q

reduction in accounts payable and accrued expenses and the $94,000 increase in accounts receivable.

The Company expects continued investment for capital expenditures, primarily for equipment and software relating to the Company's growth plan during the remainder of fiscal 1998, but has not entered into any material commitments.
Due to its current financial position, the Company intends to reduce internal research and development expenses and to keep marketing and other administrative costs to a minimum until its financial condition improves significantly.

The foregoing discussion and analysis contains a number of "forward-looking statements", as that term is used in the Securities Exchange Act of 1934, with respect to the Company's expectations for future periods. Such statements are subject to various risks and uncertainties, which are described in the foregoing discussion and analysis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Not applicable.

                          PART II - OTHER INFORMATION

All items omitted are not applicable or the answers thereto are negative.

Item 2(a).  Changes in Securities and Use of Proceeds

On October 24, 1997, the Company's Bylaws were amended to provide that the annual meeting of stockholders shall be held within the first two weeks of December of each year or at such other date and time as the Board of Directors may determine.

Item 6(a):  Exhibits


   Exhibit No.                             Description
   -----------                             -----------

      3.03              Bylaws of the Company, with all amendments thereto, as
                        presently in effect
      27                Financial Data Schedule

                                                                       FORM 10-Q


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DAEDALUS ENTERPRISES, INC.

Date:    December 3, 1997          by:       /s/ Thomas R. Ory
                                      ------------------------------------
                                      Thomas R. Ory, President & CEO
                                      (Duly Authorized Officer)


Date:    December 3, 1997          by:      /s/ Jane E. Barrett
                                      ------------------------------------
                                      Jane E. Barrett, Vice-President-Finance &
                                      Treasurer
                                      (Principal Financial & Accounting Officer)

                              INDEX TO EXHIBITS


EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
3.03                    Bylaws of the Company, with all amendments thereto, as
                        presently in effect
27                      Financial Data Schedule