Form 10-Q
period 1998-01-31
DAEDALUS ENTERPRISES INC
filed 1998-03-16
CIK 26537

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 1998             Commission File Number 0-8193

                                       OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from                          to
                                  ---------------------    --------------------

                           DAEDALUS ENTERPRISES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                      38-1873250
                 --------                                      ----------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)



              P.O. BOX 1869
              -------------
        ANN ARBOR, MICHIGAN 48106                      (313) 769-5649
        -------------------------                      --------------
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

                              Yes (X)      No (  )

Number of shares outstanding of common stock, $.01 par value, as of March 10,
1998

                                534,574  shares
                                ---------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED


                                                           Six Months Ended                  Three Months Ended
                                                             January 31,                        January 31,
----------------------------------------------------------------------------------------------------------------------
                                                       1998             1997             1998              1997
----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE
  Standard products..........................  $       665,702   $      1,016,511   $      309,115    $      429,766

  Product development........................          169,224            488,180           55,635           231,849
----------------------------------------------------------------------------------------------------------------------
                                                       834,926          1,504,691          364,750           661,615

  Other Income...............................           16,683              5,862            3,191             3,122
----------------------------------------------------------------------------------------------------------------------
                                                       851,609          1,510,553          367,941           664,737
COST AND EXPENSES
  Cost of revenue - standard products........          469,800            507,604          260,503           201,936
  Cost of revenue - product development......          218,451            435,456           70,064           220,438
  Research and development...................           28,589             73,172           20,841            43,468
  Selling and administrative.................          413,439            477,221          209,106           220,272
  Interest...................................           27,340             35,370           16,833            19,752
----------------------------------------------------------------------------------------------------------------------
                                                     1,157,619          1,528,823          577,347           705,866
----------------------------------------------------------------------------------------------------------------------
                                     NET LOSS
                          BEFORE INCOME TAXES         (306,010)           (18,270)        (209,406)          (41,129)
CREDIT FOR INCOME TAXES - NOTE C                             0                  0                0                 0
----------------------------------------------------------------------------------------------------------------------
                                     NET LOSS  $      (306,010)   $       (18,270)   $    (209,406)    $     (41,129)
-----------------------------------------------=======================================================================
           NET LOSS PER SHARE-BASIC - Note F   $         (0.57)   $         (0.03)   $       (0.39)    $       (0.08)
-----------------------------------------------=======================================================================
         NET LOSS PER SHARE-DILUTED - Note F   $         (0.57)   $         (0.03)   $       (0.39)    $       (0.08)
-----------------------------------------------=======================================================================


The accompanying notes are an integral part of these condensed financial statements.

                           DAEDALUS ENTERPRISES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                January 31,          July 31,
                                                                                    1998               1997
                                                                                (unaudited)
--------------------------------------------------------------------------------------------------------------------------------
ASSETS - Note D
CURRENT ASSETS
  Cash and cash equivalents............................................       $          18,744     $       39,068
  Accounts receivable, less allowance of $2,500........................                 132,806            239,703
  Unbilled accounts receivable.........................................                 346,231             28,500
  Inventories - Note B.................................................                 483,190            601,462
  Other current assets.................................................                  21,297             18,075
--------------------------------------------------------------------------------------------------------------------------------
                                                   TOTAL CURRENT ASSETS               1,002,268            926,808
PROPERTY AND EQUIPMENT
  Land.................................................................                 177,131            177,131
  Building.............................................................               1,433,898          1,433,898
  Machinery and equipment..............................................                 843,886            831,767
  Special equipment....................................................                 542,890            445,310
--------------------------------------------------------------------------------------------------------------------------------
                                                                                      2,997,805          2,888,106
  Less accumulated depreciation........................................              (1,803,420)        (1,745,474)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                      1,194,385          1,142,632
OTHER ASSETS                                                                                250                250
--------------------------------------------------------------------------------------------------------------------------------
                                                                              $       2,196,903     $    2,069,690
------------------------------------------------------------------------------==================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Note payable to bank - Note D........................................       $         490,000     $            0
  Accounts payable.....................................................                  60,531            197,563
  Accrued compensation and related costs...............................                 118,247            103,369
  Customer deposits....................................................                 161,065             57,142
  Reserve for product warranties.......................................                  28,585             30,000
  Other accrued liabilities............................................                      0              28,274
  Mortgage debt - Note D...............................................                 232,297            242,238
--------------------------------------------------------------------------------------------------------------------------------
                                              TOTAL CURRENT LIABILITIES               1,090,725            658,586
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value.........................................
  Authorized--2,000,000 shares.........................................                   5,346              5,340
  Issued and outstanding--534,574 shares...............................
             (July 31, 1997--534,024 shares)
  Additional paid-in capital...........................................               1,165,778          1,164,700
  Retained earnings....................................................                 (64,946)           241,064
--------------------------------------------------------------------------------------------------------------------------------
                                                                                      1,106,178          1,411,104
--------------------------------------------------------------------------------------------------------------------------------
                                                                              $       2,196,903     $    2,069,690
------------------------------------------------------------------------------==================================================


The accompanying notes are an integral part of these condensed financial statements.

                  DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                       Six Months Ended
                                                                                          January 31,
                                                                                       1998                1997
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      (306,010)      $      (18,270)
  Adjustments to reconcile net income to net cash provided by  . . . . . . .
    operating activities . . . . . . . . . . . . . . . . . . . . . . . . . .
      Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            57,946               68,725
      Amortization of software . . . . . . . . . . . . . . . . . . . . . . .                 0               29,189
      Net book value of special equipment sold . . . . . . . . . . . . . . .                 0              138,726
      Increase in deferred tax asset . . . . . . . . . . . . . . . . . . . .                 0                    0
      Decrease (increase) in accounts receivable . . . . . . . . . . . . . .          (210,834)              72,308
      Decrease in inventory  . . . . . . . . . . . . . . . . . . . . . . . .           118,272              138,017
      Increase in other assets . . . . . . . . . . . . . . . . . . . . . . .            (3,222)              (5,683)
      Decrease in accounts payable and accrued expenses. . . . . . . . . . .          (151,843)             (16,737)
      Increase  in customer deposits . . . . . . . . . . . . . . . . . . . .           103,923              150,073
------------------------------------------------------------------------------------------------------------------------
                                CASH PROVIDED (USED) BY OPERATING ACTIVITIES          (391,768)             556,348

INVESTING ACTIVITIES
  Purchase of property and equipment . . . . . . . . . . . . . . . . . . . .          (109,699)            (158,767)
------------------------------------------------------------------------------------------------------------------------
                                           CASH USED IN INVESTING ACTIVITIES          (109,699)            (158,767)

FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  Proceeds from revolving line of credit . . . . . . . . . . . . . . . . . .           965,000              665,000
  Payments on revolving line of credit . . . . . . . . . . . . . . . . . . .          (475,000)          (1,104,000)
  Payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .            (9,941)              (9,284)
  Proceeds of stock issued pursuant to stock option and
    stock purchase plan  . . . . . . . . . . . . . . . . . . . . . . . . . .             1,084                  708
------------------------------------------------------------------------------------------------------------------------
                           CASH PROVIDED (USED) IN FINANCING ACTIVITIES                481,143             (447,576)

DECREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (20,324)             (49,995)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . . . . . . . . . . .            39,068               56,768
------------------------------------------------------------------------------------------------------------------------
                            CASH AND CASH EQUIVALENTS AT END OF QUARTER. . .   $        18,744        $       6,773
-----------------------------------------------------------------------------===========================================



The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY  31, 1998

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

The results of operations for the six months ended January 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE B - INVENTORY

Inventory includes work-in-process of approximately $19,000 and $115,000 as of January 31, 1998 and July 31, 1997, respectively. The remaining inventory consists of parts and subassemblies, both purchased and manufactured, that can be used in the manufacturing process or sold as spare parts.

NOTE C - INCOME TAXES

The Company estimates its provision for income taxes using its estimated annual effective rate. The Company has limited the recognition of income tax benefit for its net operating loss carryforwards due to cumulative losses realized in recent years. The valuation allowance for deferred taxes is $498,000 at January 31, 1998 and $409,000 at July 31, 1997.

NOTE D - REVOLVING CREDIT

On January 31, 1998, the Company had a $1,550,000 line of credit with a bank, with availability subject to a formula, bearing interest at one and one-half percent above the bank's prime rate (effective rate of 10%). The formula is $950,000 based on the value of the real estate, with the remaining available borrowings based on 50% of the value of certain receivables specified in the line of credit agreement. As of January 31, 1998, total remaining availability was $401,000 based on the formula. The outstanding balance under this line of credit agreement was approximately $490,000 at January 31, 1998, with $59,000 of the line of credit agreement reserved for a standby letter of credit. This compares to an outstanding balance of zero (effective rate of 10%) at July 31, 1997 with an additional $59,000 reserved for a standby letter of credit.

The Company has classified its total mortgage liability as current because the mortgage agreement is cross-collateralized and cross-defaulted with the line of credit, which is a secured master demand note.

NOTE F - EARNINGS PER SHARE

The computation of net earnings per share is based on the weighted average number of shares of common stock outstanding during the six and three month periods ended January 31, 1998 and 1997. The weighted average number of shares used in the computation was 534,392 and 533,173 for the six months ended January 31, 1998 and 1997, respectively, and 534,574 and 533,224 for the quarter ended January 31, 1998 and 1997, respectively, all of which were issued and outstanding. No adjustments were made to either net loss or the number of shares outstanding in calculating loss per share as such adjustments would have been antidilutive.

NOTE G - PROPOSED MERGER

The Company entered into a merger agreement (the "Merger") with S. T. Research Corporation ("STR"), a Virginia corporation, on December 23, 1997. Under the agreement, each outstanding share of STR would be exchanged for 2.58 newly issued shares of the Company's common stock and STR would become a wholly owned subsidiary of the Company. STR is a supplier of technology-driven solutions for communications and radar intercept equipment to the U. S. government (its principal customer) and a major supplier of threat warning systems to the surface and subsurface community. STR had revenues of approximately $24 million during its last fiscal year, and total assets of approximately $10.8 million and working capital of approximately $1.6 million at September 30, 1997. The Merger is expected to close in the second quarter of calendar 1998 and will be subject to the satisfaction of various conditions, including the approval of the Merger by the shareholders of STR and approval by the Company's stockholders of an amendment to its Certificate of Incorporation to permit the issuance of shares pursuant to the Merger.

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

The Company incurred a significant loss in the first half of fiscal 1998 after incurring significant losses for the last three fiscal years. These losses have caused the Company to experience severe liquidity problems and its bank line of credit is being utilized to maintain operations. The Company's short-term viability and operating results are dependent on its ability to acquire additional equity capital or increase the level of new business and
cash flow.   See "Merger", "New Orders and Backlog" and "Liquidity and Sources
of Capital". The Company's long-term viability is dependent upon its ability to successfully implement its Growth Plan (described in the Company's Form 10-K) and attain consistent profitability.

MERGER

The Company entered into a merger agreement (the "Merger") with S. T. Research Corporation ("STR"), a Virginia corporation, on December 23, 1997. Under the agreement, each outstanding share of STR would be exchanged for 2.58 newly issued shares of the Company's common stock and STR would become a wholly owned subsidiary of the Company. STR is a supplier of technology-driven solutions for communications and radar intercept equipment to the U. S. government (its principal customer) and a major supplier of threat warning systems to the surface and subsurface community. STR had revenues of approximately $24 million during its last fiscal year, and total assets of approximately $10.8 million and working capital of approximately $1.6 million at September 30, 1997. The Merger is expected to close in the second quarter of calendar 1998 and will be subject to the satisfaction of various conditions, including the approval of the Merger by the shareholders of STR and approval by the Company's stockholders of an amendment to its Certificate of Incorporation to permit the issuance of shares pursuant to the Merger. Although consummation of the Merger is expected to dramatically increase the Company's consolidated revenues and expenses and improve its profitability, there can be no assurance that the Company will be profitable following consummation of the Merger. The Company believes that the Merger will provide the Company with additional equity capital on a consolidated basis and improve its financial position.

OPERATING REVENUE

Standard product revenue and product development revenue for the six and three month periods ended January 31, 1998 decreased from the comparable periods of fiscal 1997 due to the low level of backlog at the beginning of fiscal 1998 and the low level of bookings received during the period.

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

DOMESTIC VS. INTERNATIONAL REVENUE

International revenue represented 19% and 52% of operating revenue during the first half of fiscal 1998 and 1997, respectively, and 32% and 36% of total revenue during the second quarter of fiscal 1998 and 1997, respectively. International revenue decreased compared to the same periods of fiscal 1997 primarily due to the Company's low level of international backlog at the beginning of fiscal 1998 and the low level of bookings received during the period. The increase in domestic operating revenue in the first half and second quarter of fiscal 1998 from the same periods in fiscal 1997 is due to the Company's recognition of revenue on several domestic contracts that were in backlog at the beginning of fiscal 1998.

To mitigate foreign currency transaction losses, international contracts are denominated in U.S. dollars and large standard product contracts are generally secured by irrevocable letters of credit. The Company also receives substantial deposits on many large contracts with international customers.

NEW ORDERS AND BACKLOG

In the six months ended January 31, 1998, the Company received orders in the amount of approximately $650,000 as compared to approximately $2,185,000 in the comparable period of fiscal 1997. The Company's backlog at the end of the second quarter was approximately $467,000, compared to approximately $1,691,000 at the end of the comparable period in fiscal 1997. Approximately $399,000 of the January 31, 1998 backlog is for standard products, with the balance being related to customer service orders and the two Phase II Small Business Innovation Research (product development) contracts. The Company has also been selected for the award of two Phase I Small Business Innovation Research contracts in the third quarter of fiscal 1998 for $140,000 and the Company is negotiating an extension to an existing NASA contract for a value of approximately $100,000.

The Company is engaged in negotiations for several standard product orders. The negotiations for these orders have not been finalized and there can be no assurance that these orders will be received. The Company has some high value components in inventory that will enable the Company to immediately recognize revenue upon receiving one of these standard product orders. The results of operations for future periods are dependent upon the receipt and timing of future orders, the success of management's growth strategy and the completion of the Merger. See "Merger" and "Liquidity and Sources of Capital".

COST OF REVENUE

In the first half and second quarter of fiscal 1998, cost of revenue increased as a percentage of revenue compared to the same periods in fiscal 1997 due primarily to higher cost standard product revenue contracts in fiscal 1998 and also due to higher than anticipated costs on the two Small Business Innovation Research programs.

RESEARCH AND DEVELOPMENT

Research and development expense declined in the first half and second quarter of fiscal 1998 as compared to the same periods one year earlier primarily due to Airborne Digital Camera enhancements in the comparable periods of fiscal 1997.

SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expense decreased in the first half and second quarter of fiscal 1998 compared to the same periods in fiscal 1997, primarily due to agent commissions paid in the comparable periods of fiscal 1997.

INTEREST

Interest expense decreased in the first half and second quarter of fiscal 1998 compared to the same periods in fiscal 1997 due principally to the Company's reduced borrowings.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's primary sources of liquidity were funds from operations and borrowings under a line of credit secured by substantially all of the Company's assets including real estate. The Company's line of credit provides for borrowings of up to $1,550,000, with availability subject to a formula, bearing interest at one and one-half percent above the lending bank's prime rate. The formula permits borrowings of up to $950,000 based on the value of the real estate, with the remaining available borrowings based on 50% of the value of certain receivables specified in the line of credit agreement. As of January 31, 1998, the Company had an outstanding balance of $490,000 under the line of credit, an additional $59,000 reserved for a standby letter of credit and additional borrowing availability of $401,000.

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

In the event the lending bank believes that the prospect of payment of the Company's indebtedness under the line of credit is impaired, the lending bank is permitted under the agreement governing the line of credit to declare such indebtedness due and payable. The lending bank has indicated that it may limit the amount which the Company is permitted to borrow under the line of credit in the absence of continued improvement in the Company's business prospects or progress toward the acquisition of a significant amount of equity capital. If the Company is unable to borrow amounts necessary to fund its operations or is required by the bank to repay the line of credit, its financial position would be materially and adversely affected and the Company may have no choice but to cease operations if other sources of capital are not available. Moreover, the Company must significantly increase its backlog during fiscal 1998 in order to generate sufficient cash flow to sustain its operations. See "New Orders and Backlog".

In order to provide additional working capital and retire current debt, the Company is attempting to sell its building and lease back a portion of the facility from the new owner. There can be no assurance that the building can be sold at a price acceptable to the Company or that an acceptable leaseback agreement can be negotiated. If the Company must relocate, management is confident that a suitable facility can be found and that the Company's business will not be materially disrupted. The sale of the building is expected to result in the termination of the existing line of credit. Management believes that a new line of credit supported by receivables and other assets of the Company can be negotiated with the current bank lender, or a substitute bank, which will be adequate to support the Company's working capital needs, provided that the Company's backlog increases significantly over the current level. The Company also can negotiate a line of credit secured by the irrevocable letters of credit received on large orders from international customers. However, any new line of credit is likely to permit substantially less borrowing than the current line of credit. There can be no assurance that the Company will be able to acquire a replacement line of credit at all or that the level of borrowing permitted under any replacement line of credit will be adequate for the Company's working capital needs.

The Company believes that the Merger with STR will provide the Company with additional equity capital and related technological and marketing capabilities and will have a positive effect on the Company's short and long term liquidity. The closing of the Merger is subject to the satisfaction of various conditions, including the approval of the Merger by the shareholders of STR and approval by the Company's stockholders of an amendment to its Certificate of Incorporation to permit the issuance of shares pursuant to the Merger. As a result, there can be no assurance that the Merger will be consummated. See "Merger" for a description of the proposed Merger.

Working capital decreased to a deficit of $88,000 at January 31, 1998 from a surplus of $268,000 at July 31, 1997, due primarily to the decreased revenue and earnings for the first half. Current assets increased by approximately $75,000 due primarily to an increase in receivables at the end of the second quarter.

Cash used by operating activities was $392,000 during the first half of fiscal 1998 as compared to cash provided of $556,000 in the first half of fiscal 1997, due primarily to the $211,000 increase in accounts receivable and the $152,000 reduction in accounts payable and accrued expenses. The Company expects continued investment for capital expenditures, primarily for equipment and software relating to the Company's growth plan during the remainder of fiscal 1998, but has not entered into any material commitments. Due to its current financial position, the Company intends to reduce internal research and development expenses and to keep marketing and other administrative costs to a minimum until its financial condition improves significantly.

YEAR 2000 ASSESSMENT

The Company is unable to assess whether the Year 2000 computing problems will have a material impact on its business operations since it is still in the process of investigating the problem with outside consultants.

FORWARD-LOOKING STATEMENTS

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

Item 6(a):  Exhibits


   Exhibit                                        Description
     No.
 -----------                                      -----------

     2         Agreement and Plan of Merger, dated as of December 23,
               1997, by and among Daedalus Enterprises, Inc., DEI Merger Sub, Inc. and S. T. Research Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 23, 1997 and incorporated herein by reference)


     27        Financial Data Schedule


Item 6(b):  Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated December 23, 1997 which reported certain information under Item 5. The Report contained no financial statements.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DAEDALUS ENTERPRISES, INC.


Date:    March 10, 1998                 by:             /s/ Thomas R. Ory
                                                --------------------------------
                                                Thomas R. Ory, President & CEO
                                                (Duly Authorized Office)

Date:    March 10, 1998                 by:
                                                        /s/ Jane E. Barrett
                                                --------------------------------
                                                Jane E. Barrett, Vice
                                                President-Finance & Treasurer
                                                (Principal Financial &
                                                Accounting Officer)

                               INDEX TO EXHIBITS


    EXHIBIT NO.                             DESCRIPTION
    -----------                             -----------



        27          Financial Data Schedule