Form 10-Q
period 1998-04-30
DAEDALUS ENTERPRISES INC
filed 1998-06-16
CIK 26537

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended April 30, 1998             Commission File Number 0-8193

                                       OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                   to
                                ----------------     ---------------

                           SENSYS TECHNOLOGIES INC.
                              (FORMERLY KNOWN AS
                           DAEDALUS ENTERPRISES, INC.)
                           --------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  38-1873250
                --------                                  ----------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


             P.O. BOX 1430
             -------------
       Newington, Virginia 22122                        (703) 550-7000
       -------------------------                        ---------------
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

                                 Yes (X) No ( )

Number of shares outstanding of common stock, $.01 par value, as of April 30,
1998

                                 534,574 shares

Page 2                                                                 FORM 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                                          Nine Months Ended                    Three Months Ended
                                                              April 30,                            April 30,
 -----------------------------------------------------------------------------------------------------------------------
                                                        1998                1997               1998             1997
 -----------------------------------------------------------------------------------------------------------------------
 OPERATING REVENUE
       Standard products                         $        942,760    $      1,471,041    $      277,057   $     454,530
       Product development                                261,160             703,294            91,936         215,114
 -----------------------------------------------------------------------------------------------------------------------
                                                        1,203,920           2,174,335           368,993         669,644
       Other Income                                        18,742               9,737             2,060           3,875
 -----------------------------------------------------------------------------------------------------------------------
                                                        1,222,662           2,184,072           371,053         673,519
 COST AND EXPENSES
     Cost of revenue - standard products                  715,879             848,721           246,065         331,392
     Cost of revenue - product development                297,796             566,464            79,693         139,211
     Research and development                              76,489              93,781            47,567          22,132
     Selling and administrative                           554,480             707,375           141,040         230,153
     Interest                                              47,019              49,423            19,679          14,053
     Merger related expenses- Note H                      184,000                   0           184,000               0
 -----------------------------------------------------------------------------------------------------------------------
                                                        1,875,663           2,265,764           718,044         736,941
 -----------------------------------------------------------------------------------------------------------------------
                                       NET LOSS
                            BEFORE INCOME TAXES          (653,001)            (81,692)         (346,991)        (63,422)
 CREDIT FOR INCOME TAXES - NOTE C                               0                   0                 0               0
 -----------------------------------------------------------------------------------------------------------------------

                                       NET LOSS  $       (653,001)   $        (81,692)   $     (346,991)  $     (63,422)
 ------------------------------------------------=======================================================================

              NET LOSS PER SHARE-BASIC - Note F  $          (1.21)   $          (0.15)   $        (0.65)  $       (0.12)
 ------------------------------------------------=======================================================================

            NET LOSS PER SHARE-DILUTED - Note F  $          (1.21)   $          (0.15)   $        (0.65)  $       (0.12)
 ------------------------------------------------=======================================================================



The accompanying notes are an integral part of these condensed financial statements.

Page 3                                                                 FORM 10-Q

                   DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS-UNAUDITED

                                                                                   April 30,           July 31,
                                                                                     1998                1997
 -----------------------------------------------------------------------------------------------------------------
 ASSETS - Note D

 CURRENT ASSETS
     Cash and cash equivalents                                                 $        61,891     $       39,068
     Accounts receivable, less allowance of $2,500                                     131,402            239,703
     Unbilled accounts receivable                                                      247,038             28,500
     Inventories - Note B                                                              479,686            601,462
     Other current assets                                                               19,090             18,075
 -----------------------------------------------------------------------------------------------------------------
                                                    TOTAL CURRENT ASSETS               939,107            926,808
 PROPERTY AND EQUIPMENT
     Land                                                                              177,131            177,131
     Building                                                                        1,433,898          1,433,898
     Machinery and equipment                                                           844,787            831,767
     Special equipment                                                                 556,251            445,310
 -----------------------------------------------------------------------------------------------------------------
                                                                                     3,012,067          2,888,106
     Less accumulated depreciation                                                  (1,832,393)        (1,745,474)
 -----------------------------------------------------------------------------------------------------------------
                                                                                     1,179,674          1,142,632
 OTHER ASSETS                                                                              250                250
 -----------------------------------------------------------------------------------------------------------------

                                                                               $     2,119,031     $    2,069,690
 ------------------------------------------------------------------------------===================================
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
     Note payable to bank - Note D                                             $       640,000     $            0
     Accounts payable                                                                  139,223            197,563
     Accrued compensation and related costs                                            168,706            103,369
     Customer deposits                                                                  73,042             57,142
     Reserve for product warranties                                                     28,585             30,000
     Other accrued liabilities                                                          83,349             28,274
     Mortgage Debt - Note D                                                            226,939            242,238
 -----------------------------------------------------------------------------------------------------------------
                                               TOTAL CURRENT LIABILITIES             1,359,844            658,586
 -----------------------------------------------------------------------------------------------------------------
 STOCKHOLDERS' EQUITY
     Common stock, $.01 par value                                                        5,346              5,340
         Authorized--2,000,000 shares
         Issued and outstanding-- 534,574 shares
                       (July 31, 1997-- 534,024 shares)
     Additional paid-in capital                                                      1,165,778          1,164,700
     Retained earnings                                                                (411,937)           241,064
 -----------------------------------------------------------------------------------------------------------------
                                                                                       759,187          1,411,104
 -----------------------------------------------------------------------------------------------------------------

                                                                               $     2,119,031     $    2,069,690
 ------------------------------------------------------------------------------===================================


The accompanying notes are an integral part of these condensed financial statements.

Page 4                                                                 FORM 10-Q

                   DAEDALUS ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          Nine Months Ended
                                                                                              April 30,
                                                                                       1998                 1997
 --------------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
     Net loss                                                                   $       (653,001)     $      (81,692)
     Adjustments to reconcile net income to net cash provided by operating activities
         Depreciation                                                                     86,919             103,088
         Amortization of software                                                                             37,778
         Net book value of special equipment sold                                                            138,726
         Increase in accounts receivable                                                (110,237)           (139,992)
         Decrease in inventory                                                           121,776             104,469
         Increase in other assets                                                         (1,015)            (24,176)
         Increase in accounts payable and accrued expenses                                60,658             109,263
         Increase in customer deposits                                                    15,900              85,889
 --------------------------------------------------------------------------------------------------------------------
                            CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (479,000)            333,353

 INVESTING ACTIVITIES
     Purchase of property and equipment                                                 (123,962)           (188,795)
 --------------------------------------------------------------------------------------------------------------------
                                          CASH USED IN INVESTING ACTIVITIES             (123,962)           (188,795)

 FINANCING ACTIVITIES
     Proceeds from revolving line of credit                                            1,313,000           1,318,000
     Payments on revolving line of credit                                               (673,000)         (1,450,000)
     Payments on mortgage debt                                                           (15,299)            (14,243)
     Proceeds of stock issued pursuant to stock option and
       stock purchase plan                                                                 1,084               2,372
 --------------------------------------------------------------------------------------------------------------------
                           CASH  PROVIDED BY (USED IN) FINANCING ACTIVITIES              625,785            (143,871)

 INCREASE  IN CASH                                                                        22,823                 687
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           39,068              56,768
 --------------------------------------------------------------------------------------------------------------------

                                CASH AND CASH EQUIVALENTS AT END OF QUARTER     $         61,891      $       57,455
 -------------------------------------------------------------------------------=====================================

The accompanying notes are an integral part of these condensed financial statements.

Page 5                                                                 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 1998

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

The results of operations for the nine months ended April 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE B - INVENTORY

Inventory includes work-in-process of approximately $19,000 and $115,000 as of April 30, 1998 and July 31, 1997, respectively. The remaining inventory consists of parts and subassemblies, both purchased and manufactured, that can be used in the manufacturing process or sold as spare parts.

NOTE C - INCOME TAXES

The Company estimates its provision for income taxes using its estimated annual effective rate. The Company has limited the recognition of income tax benefit for its net operating loss carryforwards due to cumulative losses realized in recent years. The valuation allowance for deferred taxes is $598,000 at April 30, 1998 and $409,000 at July 31, 1997.

NOTE D - REVOLVING CREDIT

On April 30, 1998, the Company had a $1,550,000 line of credit with a bank, with availability subject to a formula, bearing interest at one and one-half percent above the bank's prime rate (effective rate of 10%). Under the formula, the Company can borrow $950,000 based on the value of the real estate, with the remaining available borrowings based on 50% of the value of certain receivables specified in the line of credit agreement. As of April 30, 1998, total remaining credit availability was $251,000 based on the formula. The outstanding balance under this line of credit agreement was approximately $640,000 at April 30, 1998, with $59,000 of the line of credit agreement reserved for a standby letter of credit. This compares to an outstanding balance of zero at July 31, 1997 with an additional $59,000 reserved for a standby letter of credit.

Page 6                                                                 FORM 10-Q

The Company has classified its total mortgage liability as current because the mortgage agreement is cross-collateralized and cross-defaulted with the line of credit, which is a secured master demand note.

NOTE F - EARNINGS PER SHARE

The computation of net earnings per share is based on the weighted average number of shares of common stock outstanding during the nine and three month periods ended April 30, 1998 and 1997. The weighted average number of shares used in the computation was 534,451 and 533,278 for the nine months ended April 30, 1998 and 1997, respectively, and 534,574 and 533,491 for the quarter ended April 30, 1998 and 1997, respectively, all of which were issued and outstanding. No adjustments were made to either net loss or the number of shares outstanding in calculating loss per share as such adjustments would have been anti-dilutive.

NOTE G - PROPOSED MERGER

On December 23, 1997, the Company entered into an Agreement and Plan of Merger (the "Agreement") with S.T. Research Corporation, a Virginia corporation ("STR"). The Agreement provides that a newly-created wholly owned subsidiary would merge into STR and each outstanding share of STR common stock would be exchanged into and become 2.58 shares of the Company's common stock. As a result of the merger, STR would become a wholly-owned subsidiary of the Company.

The merger became effective on June 9, 1998. As a result of the merger, the shares the Company issued to the former STR shareholders constitute 86.5% of the Company's outstanding shares. The merger is being accounted for as a reverse acquisition. Accordingly, STR is deemed to have purchased the Company.

NOTE H - MERGER RELATED EXPENSES

In the third quarter of fiscal 1998, the Company recognized merger related expenses that resulted in a pre-tax charge of $184,000. The expenses resulted from the Company's decision to enter into a merger agreement with STR and consist of legal fees, accountant fees, advisor fees and printing costs. The Merger expense was recognized since S.T. Research is the accounting acquirer. See Note G.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company manufactures products for, and performs development projects in, the field broadly described as "remote sensing". The principal products manufactured by the Company are

Page 7                                                                 FORM 10-Q

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

The Company incurred a significant loss in the first nine months of fiscal 1998 after incurring significant losses for the last three fiscal years. These losses have caused the Company to experience severe liquidity problems and its bank line of credit is being utilized to maintain operations. The Company's short-term viability and operating results are dependent on its ability to acquire additional equity capital or increase the level of new business and cash flow. The consummation of the merger should resolve the need for additional equity capital.

MERGER

On June 9, 1998, the Company completed the proposed merger ("Merger") of a newly created subsidiary into S.T. Research Corporation, a Virginia corporation ("STR"). As a result of the Merger, each outstanding STR share of common stock was exchanged into and became 2.58 shares of the Company's common stock. The shares issued in the Merger comprise 86.5% of the outstanding shares of the Company. For accounting purposes, the Merger is being treated as STR's acquisition of the Company. Therefore, in subsequent periodic reports, the historical financial information of STR will be included.

In addition to the Merger, the Company has changed its fiscal year to that of STR. This means that a September 30 fiscal year has been adopted. Also, the Company has changed its name to Sensys Technologies Inc.

STR is a supplier of technology-driven solutions to the U.S. government, its principal customer, and a major supplier of threat warning systems to the surface and subsurface threat warning system industry. As of the end of its most recently ended fiscal year (September 30, 1997), STR had revenues of approximately $24 million, total assets of approximately $10.8 million and working capital of approximately $1.6 million.

All statements, both historical and forward-looking, in the following discussion of Results of Operations and Liquidity and Sources of Capital solely refer, unless otherwise indicated, to the Company without regard to the effects of the Merger.

Page 8                                                                 FORM 10-Q

RESULTS OF OPERATIONS

OPERATING REVENUE

Standard product revenue and product development revenue for the nine and three month periods ended April 30, 1998 decreased from the comparable periods of fiscal 1997 due to the low level of backlog at the beginning of fiscal 1998 and the low level of bookings received during the period.

The level of the Company's revenues and profits has historically fluctuated from quarter-to-quarter and from year-to-year as the majority of its revenue is derived from a small number of contracts. Although fluctuations are normal given the Company's reliance on a small number of high value contracts for the majority of its revenue, the low level of standard product orders received in the last three fiscal years is causing severe liquidity problems. See "Merger", "New Orders and Backlog" and "Liquidity and Sources of Capital".

DOMESTIC VS. INTERNATIONAL REVENUE

International revenue represented 19% and 53% of operating revenue during the first nine months of fiscal 1998 and 1997, respectively, and 19% and 54% of total revenue during the third quarter of fiscal 1998 and 1997, respectively. International revenue decreased compared to the same periods of fiscal 1997 primarily due to the Company's low level of international backlog at the

Page 9                                                                 FORM 10-Q

beginning of fiscal 1998 and the low level of bookings received during the period. The increase in domestic operating revenue in the first nine months and third quarter of fiscal 1998 from the same periods in fiscal 1997 is due to the Company's recognition of revenue on several domestic contracts that were in backlog at the beginning of fiscal 1998.

To mitigate foreign currency transaction losses, international contracts are denominated in U.S. dollars and large standard product contracts are generally secured by irrevocable letters of credit. The Company also receives substantial deposits on many large contracts with international customers.

NEW ORDERS AND BACKLOG

In the nine months ended April 30, 1998, the Company received orders in the amount of approximately $1,096,000 as compared to approximately $2,410,000 in the comparable period of fiscal 1997. The Company's backlog at the end of the third quarter was approximately $546,000, compared to approximately $1,085,000 at the end of the comparable period in fiscal 1997. Approximately $272,000 of the April 30, 1998 backlog is for standard products, with the balance being related to product development contracts.

The Company is engaged in negotiations for several standard product orders. The negotiations for these orders have not been finalized and there can be no assurance that these orders will be received. The Company has some high value components in inventory that will enable the Company to immediately recognize revenue upon receiving one of these standard product orders. The results of operations for future periods are dependent upon the receipt and timing of future orders.

COST OF REVENUE

In the first nine months and third quarter of fiscal 1998, cost of revenue increased as a percentage of revenue compared to the same periods in fiscal 1997 due primarily to higher cost standard product contracts in fiscal 1998 and also due to higher than anticipated costs on the Small Business Innovation Research programs.

RESEARCH AND DEVELOPMENT

Research and development expense declined in the first nine months of fiscal 1998 as compared to the same period one year earlier primarily due to Airborne Digital Camera enhancements in the comparable periods of fiscal 1997. Research and development expense increased in the third quarter of fiscal 1998 as compared to the same period one year earlier primarily due to enhancements on the Large Format Multispectral Camera.

Page 10                                                                FORM 10-Q


SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expense decreased in the first nine months and third quarter of fiscal 1998 compared to the same periods in fiscal 1997, primarily due to agent commissions paid in the comparable periods of fiscal 1997.

INTEREST

Interest expense decreased in the first nine months of fiscal 1998 compared to the same period in fiscal 1997 due principally to the Company's reduced borrowings. Interest expense increased in the third quarter of fiscal 1998 compared to the same period in fiscal 1997 due principally to the Company's increased borrowings.

MERGER RELATED EXPENSES

In the third quarter of fiscal 1998, the Company recognized merger related expenses that resulted in a pre-tax charge of $184,000. The expenses resulted from the Company's decision to enter into a merger agreement with STR and consist of legal fees, accountant fees, advisor fees and printing costs.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's primary sources of liquidity were funds from operations and borrowings under a line of credit secured by substantially all of the Company's assets including real estate. The Company's line of credit provides for borrowings of up to $1,550,000, with availability subject to a formula, bearing interest at one and one-half percent above the lending bank's prime rate. The formula permits borrowings of up to $950,000 based on the value of the real estate, with the remaining available borrowings based on 50% of the value of certain receivables specified in the line of credit agreement. As of April 30, 1998, the Company had an outstanding balance of $640,000 under the line of credit, an additional $59,000 reserved for a standby letter of credit and additional borrowing availability of $251,000. Following the merger, the credit line was paid in full on June 10, 1998.

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

Page 11                                                                FORM 10-Q

In order to provide additional working capital and retire current debt, the Company is attempting to sell its building and lease back a portion of the facility from the new owner. There can be no assurance that the building can be sold at a price acceptable to the Company or that an acceptable leaseback agreement can be negotiated. If the Company must relocate, management is confident that a suitable facility can be found and that the Company's business will not be materially disrupted. The building is listed for sale with a real estate agency and the Company expects to continue efforts to sell its building whether or not the Merger is consummated. The building was first listed for sale in February 1996 at an asking price of $2.2 million and is currently listed at a price of $1.95 million. An offer to lease the building for two years for approximately $236,000 per year with an option to buy at a price of $1.8 million is currently pending and is being considered by the Company. The sale of the building is expected to result in the termination of the existing line of credit. Management believes that a new line of credit supported by receivables and other assets of the Company can be negotiated with the current bank lender, or a substitute bank, which will be adequate to support the Company's working capital needs, provided that the Company's backlog increases significantly over the current level. In the absence of a significant increase in the Company's backlog, it is unlikely that the Company would have sufficient operating cash flow to induce a bank to establish a new line of credit. There can be no assurance that the Company will be able to acquire a replacement line of credit at all or that the level of borrowing permitted under any replacement line of credit will be adequate for the Company's working capital needs.

The Company has entered into the Merger Agreement, which if consummated, management believes will provide the Company with additional equity capital and related technological and marketing capabilities and will have a positive effect on the Company's short and long term liquidity. The closing of the Merger is subject to the satisfaction of various conditions, including the approval of the Merger by the stockholders of STR and approval by the Company's stockholders of an amendment to its Certificate of Incorporation to permit the issuance of shares pursuant to the Merger. Stockholders of the Company and STR meet on June 9, 1998 to vote upon such matters. The Merger is expected to close promptly following receipt of such approvals. As a result, there can be no assurance that the Merger will be consummated. If the Merger is not consummated, the Company will continue to pursue additional equity financing through discussions with potential investors possessing related technological and/or marketing capabilities. The Company will also continue to operate supported by its line of credit, but the lending bank has indicated that it may limit the amount which the Company is permitted to borrow under the line of credit in the absence of continued improvement in the Company's business prospects or progress toward the acquisition of a signficant amount of equity capital. If the Merger is not consummated and the Company is unable to borrow amounts necessary to funds its operations, its financial position would be materially and adversely affected and the Company

Page 12                                                                FORM 10-Q

may have no choice but to cease operations if other sources of capital are not available. See "Merger" for a description of the proposed Merger.

Working capital decreased to a deficit of $420,000 at April 30, 1998 from a surplus of $268,000 at July 31, 1997, due primarily to the decreased revenue and earnings for the first nine months. Current assets increased by approximately $12,000 due primarily to an increase in receivables at the end of the third quarter. Current liabilities increased by approximately $701,000 due to borrowings on the line of credit.

Cash used by operating activities was $479,000 during the first nine months of fiscal 1998 as compared to cash provided of $333,000 in the first nine months of fiscal 1997, due primarily to the decreased revenue and earnings for the first nine months.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Page 13                                                                FORM 10-Q

                           PART II - OTHER INFORMATION

All items omitted are not applicable or the answers thereto are negative.

Item 6(a):  Exhibits

     Exhibit No.                             Description
     -----------                             -----------

       10.904 Strategic Alliance Agreement between the Company and ERIM International, Inc., dated October 20, 1997 (filed as exhibit 10.904 to the Company's Registration Statement on Form S-4 (No. 333-47333) and incorporated herein by reference)

       10.905 Cooperative Development and Service Agreement between the Company and ERIM International, Inc., dated March 28, 1998 (filed as exhibit 10.905 to the Company's Registration Statement on Form S-4 (No. 333-47333) and incorporated herein by reference)

         27               Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DAEDALUS ENTERPRISES, INC.

   Date:    June 15, 1998        By:
            -------------            ------------------------------------------
                                     S. R. Perrino, President & CEO



   Date:    June 15, 1998        By:
            -------------            ------------------------------------------
                                     Robert R. Bower,
                                     Chief Financial Officer & Treasurer

                                INDEX TO EXHIBITS

      EXHIBIT NO.                                                  DESCRIPTION
      -----------                                                  -----------

           27                Financial Data Schedule