Form 10-Q
period 1998-06-30
SENSYS TECHNOLOGIES INC
filed 1998-08-07
CIK 26537

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q
Mark One
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For Quarterly Period Ended June 30, 1998
                                       or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from _______________ to ________________

Commission File Number 000-08193

                            SENSYS TECHNOLOGIES INC.
                 (FORMERLY KNOWN AS DAEDALUS ENTERPRISES, INC.)
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                          38-1873250
              --------                                          ----------
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                           Identification No.)

                8419 Terminal Road, Newington, Virginia 22122-1430
                --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (703) 550-7000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X          No
                                 -----            -----

         As of July 31, 1998, there were 3,961,271 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
-------
                                                                          Pages
                                                                          -----
Condensed Consolidated Balance Sheet at
      June 30, 1998 and September 30, 1997...............................  1 - 2

Condensed Consolidated Statement of Operations for the
      Three Months Ended June 30, 1998 and June 30, 1997.................      3

Condensed Consolidated Statement of Operations for the
      Nine Months Ended June 30, 1998 and June 30, 1997..................      4

Condensed Consolidated Statement of Cash Flows for the
      Nine Months Ended June 30, 1998 and June 30, 1997..................      5

Condensed Consolidated Statement of Stockholders' Equity for the
      Nine Months Ended June 30, 1998....................................      6

Notes to Condensed Consolidated Financial Statements.....................  7 - 9


Item 2.       Management's Discussion and Analysis of Results of
-------       Operations and Financial Condition.........................10 - 12


PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings..........................................     13
------

Item 4.       Submission of Matters to a Vote of Security Holders........13 - 14
------

Item 5.       Other Information..........................................14 - 16
-------

Item 6.       Exhibits and Reports on Form 8-K...........................     16
------

Signatures    ...........................................................     17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In Thousands, Except Share and Per Share Data)
                                                    June 30,       September 30,
                                                      1998             1997
                                                   -----------     -------------
ASSETS                                             (Unaudited)           *
CURRENT ASSETS
   Cash and cash equivalents                       $ 2,544          $   140
   Accounts receivable                               2,439            2,916
   Unbilled contract costs, net                      3,462            6,198
   Inventories  (Note 3)                               723              111
   Deferred tax asset                                  302              264
   Other current assets                                 79              108
   Refundable and prepaid income taxes                 378               75
                                                   -------          -------

          TOTAL CURRENT ASSETS                       9,927            9,812

PROPERTY AND EQUIPMENT                               1,593              932

OTHER ASSETS
   Costs in excess of net assets acquired              413               --
   Land and building held for sale                   1,500               --
   Deferred tax asset                                  169               --
   Other assets                                         61               60
                                                   -------          -------

          TOTAL ASSETS                             $13,663          $10,804
                                                   =======          =======

* The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                             June 30,       September 30,
                                                               1998             1997
                                                            -----------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY                        (Unaudited)           *
CURRENT LIABILITIES
   Note payable - line of credit (Note 4)                     $ 1,100          $ 3,911
   Accounts payable                                             2,597            2,880
   Accrued salaries, benefits, and related expenses             1,628            1,213
   Other accrued expenses                                         706              174
   Current portion of mortgage debt                                21               --
   Capital leases                                                  43               76
                                                              -------          -------

          TOTAL CURRENT LIABILITIES                             6,095            8,254

LONG-TERM LIABILITIES
   Mortgage debt                                                  202               --
   Capital leases                                                 120               14

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Notes 2 and 5)
   Common Stock, at June 30, 1998, $.01 par
    value, authorized 5,000,000 shares; issued
    and outstanding 3,961,271 shares; at
    September 30, 1997, $.10 par value, authorized
    3,000,000 shares; issued and outstanding
    723,792 shares                                                 40               72
   Additional capital                                           6,858            1,233
   Retained earnings                                              348            1,231
                                                              -------          -------

                                                                7,246            2,536
                                                              -------          -------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $13,663          $10,804
                                                              =======          =======

* The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

                                                 Three Months       Three Months
                                                     Ended             Ended
                                                   June 30,           June 30,
                                                     1998               1997
                                                 ------------       ------------
                                                  (Unaudited)        (Unaudited)
REVENUE
   Contract revenue                                   $ 3,756           $ 5,782

COSTS AND EXPENSES
   Cost of revenues                                     3,349             5,430
   General and administrative expenses                    933               674
   Restructuring costs (Note 6)                           879                --
                                                      -------           -------

          Total costs and expenses                      5,161             6,104
                                                      -------           -------

LOSS FROM OPERATIONS                                   (1,405)             (322)

OTHER INCOME (EXPENSES)
   Interest expense, net                                   (9)              (90)
                                                      -------           -------

LOSS BEFORE INCOME TAXES                               (1,414)             (412)

INCOME TAX BENEFIT                                        499               154
                                                      -------           -------

NET LOSS                                              $  (915)          $  (258)
                                                      =======           =======

PER SHARE AMOUNT (Note 8)
  Basic and diluted earnings (loss) per share         $ (0.26)          $ (0.36)
                                                      =======           =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In Thousands, Except Share and Per Share Data)
                                                  Nine Months        Nine Months
                                                     Ended              Ended
                                                    June 30,           June 30,
                                                      1998               1997
                                                  ------------       -----------
                                                   (Unaudited)       (Unaudited)
REVENUE
   Contract revenue                                 $ 16,095           $ 16,868

COSTS AND EXPENSES
   Cost of revenues                                   13,992             15,078
   General and administrative expenses                 2,431              1,920
   Restructuring costs (Note 6)                          879                 --
                                                    --------           --------

          Total costs and expenses                    17,302             16,998
                                                    --------           --------

LOSS FROM OPERATIONS                                  (1,207)              (130)

OTHER INCOME (EXPENSES)
   Interest expense, net                                (156)              (245)
                                                    --------           --------

LOSS BEFORE INCOME TAXES                              (1,363)              (375)

INCOME TAX BENEFIT                                       480                140
                                                    --------           --------

NET LOSS                                            $   (883)          $   (235)
                                                    ========           ========

PER SHARE AMOUNT (Note 8)
  Basic and diluted earnings (loss) per share       $  (0.32)          $  (0.32)
                                                    ========           ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands, Except Share and Per Share Data)

                                                                           Nine Months         Nine Months
                                                                              Ended               Ended
                                                                            June 30,            June 30,
                                                                              1998                1997
                                                                          -----------          -----------
                                                                          (Unaudited)          (Unaudited)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            $ 2,729           $  (685)
                                                                               -------           -------

Cash flows from investing activities:
 Merger expenses, net of cash acquired                                            (124)               --
 Acquisitions of property and equipment                                           (299)             (326)
                                                                               -------           -------

          NET CASH USED IN INVESTING ACTIVITIES                                   (423)             (326)
                                                                               -------           -------

Cash flows from financing activities:
 Net (payments) proceeds under line of credit                                   (3,690)            1,163
 Principal payments on mortgage debt                                               (22)               --
 Principal payments on capital lease obligations                                   (26)              (99)
 Net proceeds of private placement of common stock                               3,777                --
 Proceeds of stock option exercises                                                 59                --
                                                                               -------           -------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                                 98             1,064
                                                                               -------           -------

Increase in cash and cash equivalents                                          $ 2,404           $    53
                                                                               =======           =======

Supplemental schedule of non-cash investing and financing activities:

Equipment acquired with capital lease obligations                              $   120
                                                                               =======

Details of the merger (Note 2)
   Fair value of assets acquired                                               $ 3,373
   Fair value of liabilities assumed                                             1,485
                                                                               -------
   Net assets acquired                                                           1,888
   Merger expenses                                                                (131)
                                                                               -------

   Stock issued in connection with the merger                                  $ 1,757
                                                                               =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the nine months ended June 30, 1998

(In Thousands, Except Share and Per Share Data)

(Unaudited)

                                                                                 Additional
                                                                   Common         Paid-in        Retained
                                                                   Stock           Capital       Earnings
                                                               ---------------  ------------     --------

BALANCE AT SEPTEMBER 30, 1997                                      $  72           $1,233          $1,231

Net loss                                                                                             (883)
Issuance of stock, net of related expenses of $6 (Note 5)             15            3,762
Merger, including par value adjustment (Note 2)                      (48)           1,805
Exercise of stock options                                              1               58
                                                                   -----           ------          ------

BALANCE AT JUNE 30, 1998                                           $  40           $6,858          $  348
                                                                   =====           ======          ======


The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. Intercompany accounts and transactions have been eliminated in consolidation. For further information, refer to Daedalus Enterprises, Inc.'s Annual Report on Form 10-K for the year ended July 31, 1997 and S. T. Research Corporation's 1997 consolidated financial statements and footnotes thereto incorporated by reference to the Company's Form 8-K filed on June 15, 1998.


2.  ACQUISITION

On June 9, 1998, Daedalus Enterprises, Inc. ("DEI") merged with S. T. Research Corporation ("STR"). In connection with the merger, DEI changed its name to Sensys Technologies Inc. (the "Company"). While DEI was the legal acquiror, the merger was accounted for as a reverse acquisition purchase whereby STR was deemed to have acquired DEI for financial reporting purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements presented for periods prior to the merger date are the financial statements of STR and differ from the consolidated financial statements of DEI as previously reported. The operations of DEI have been included in the financial statements from the date of the merger. In connection with the merger, the Company changed its fiscal year-end from July 31 to September 30.

The average market value of the DEI Common Stock for a reasonable period of time before and after the announcement of the merger determined the purchase price for accounting purposes. The average market value of DEI stock used to record the purchase was $3.25 per share and there were 540,751 shares issued and outstanding at the merger date. The aggregate value of the stock used to record the purchase was $1,757. In addition, direct expenses of the purchase of $131, consisting of legal, accounting and other fees were included in the purchase price recorded.

The Company recorded costs in excess of net assets acquired of $413 which will be amortized over a ten-year period on a straight line basis. In addition, the Company repaid DEI's existing note payable to its bank in the amount of $879.

The following unaudited pro forma information shows the results of operations of the Company and DEI for the nine months ended June 30, 1998 and 1997, assuming the companies had combined as of October 1, 1996.

                                                        1998         1997
                                                        ----         ----

         Revenue                                       $17,318      $19,052
         Net loss                                      $(1,167)     $  (317)
         Basic earnings (loss) per share               $ (0.35)     $ (0.13)


This pro forma information does not purport to be indicative of the results that actually would have been obtained if the companies had been combined during the periods presented and is not intended to be a projection of future results.


3.  INVENTORIES

Inventories are valued at the lower of cost or market using the first-in, first-out method and consisted of the following:

                                                   June 30,        September 30,
                                                     1998              1997
                                                   --------        -------------
            Materials                              $   703            $   107
            Work in process                             20                  4
                                                   -------            -------
                                                   $   723            $   111
                                                   =======            =======


4.  NOTE PAYABLE - LINE OF CREDIT

On June 30, 1998, the Company's bank loan agreement, which includes the Company's line of credit, was amended and extended to September 30, 1998.


5.  STOCK ISSUANCE

On January 30, 1998, STR completed a private placement, whereby it issued 582,000 shares of common stock. The common stock was issued for cash of $6.50 per share for aggregate proceeds of $3,783. When restated for the exchange ratio used in the merger of 2.58 shares, the Company's equivalent number of shares issued was 1,501,560 and the issuance price was $2.52. The proceeds were used to repay outstanding bank borrowings under STR's line of credit.


6.  RESTRUCTURING COSTS

During the third quarter of fiscal 1998, the Company recorded nonrecurring charges of $879 in connection with the ongoing restructuring of the Company's operations. The restructuring will combine, integrate, and reengineer Company's processes, policies and procedures. Costs incurred consisted primarily of severance costs and other employee benefits, professional fees and relocation expenses. Total restructuring costs included in other accrued expenses at June 30, 1998 were $655.


7.  EARNINGS (LOSS) PER SHARE

The computation of net earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the periods presented. The weighted average number of shares used in the computation was 3,539,374 and 723,792 for the three-month periods ended June 30, 1998 and 1997, respectively. The weighted average number of shares used in the computation was 2,771,746 and 723,792 for the nine-month periods ended June 30, 1998 and 1997, respectively. No adjustments were made to either net earnings (loss) or the number of shares outstanding in calculating earnings (loss) per share as such adjustments would have been antidilutive. The weighted average shares outstanding were adjusted to reflect the conversion of STR common stock in connection with the merger.


8.  NEW ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes a new model for accounting for derivatives and hedging. The new standard requires enhanced disclosure of accounting policies for derivative financial instruments and derivative commodity instruments in the footnotes to the financial statements. In addition, the standard expands disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments.

The FASB recently issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS
132). This statement significantly changes current financial statement disclosure requirements from earlier statements. Some of the more significant effects of SFAS 132 which will affect the Company's disclosures are that it:

     (1) standardizes the disclosure requirements for pensions and other postretirement benefits and presents them in one footnote;

     (2) requires that additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets;

     (3) eliminates certain disclosures that are no longer considered useful, including general descriptions of the plans and;

     (4)   revises disclosures about defined-contribution plans.

The Company believes that the adoption of these statements will not have a material effect on the Company's consolidated financial statements.


9.  CONTINGENCIES

The Company is a party to certain legal proceedings occurring in the ordinary course of business. Based upon information presently available to it, the Company does not believe that the final outcome of any of these matters will have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes.

On June 9, 1998, Daedalus Enterprises, Inc. ("DEI") merged with S. T. Research Corporation ("STR"). In connection with the merger, DEI changed its name to Sensys Technologies Inc. (the "Company"). The merger was accounted for as a reverse acquisition purchase whereby STR was deemed to have acquired DEI for financial reporting purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements presented for periods prior to the merger date are the financial statements of STR and differ from the consolidated financial statements of DEI as previously reported. The operations of DEI have been included in the financial statements from the date of the merger. In connection with the merger, the Company changed its fiscal year-end from July 31 to September 30.

RESULTS OF OPERATIONS

Revenue for the nine months ended June 30, 1998 was $16,095 compared to $16,868 for the nine months ended June 30, 1997, resulting in a $773 or a 4.6% decrease. Revenue for the three months ended June 30, 1998, was $3,756 compared to $5,782 for the three months ended June 30, 1997, resulting in a $2,026 or a 35.0% decrease. The decreases were primarily due to the expiration of certain long-term contracts coupled with the delay in the start-up of newly awarded contracts.

The total amounts of contracts in backlog, as of June 30, 1998 and 1997, were approximately $10,684 and $15,692, respectively, including both the uncompleted portion of contracts in progress and contracts awarded but not yet started. The majority of the backlog at June 30, 1998 is expected to be completed within a year.

Cost of revenue, as a percentage of revenue, decreased from 89.4% for the nine months ended June 30, 1997 to 86.9% for the nine months ended June 30, 1998 and decreased from 93.9% in the third quarter of fiscal 1997 to 89.2% for the third quarter of fiscal 1998. The decrease in cost of revenue as a percentage of revenue was the result of the reduction in the number of loss contracts and lower margin contracts. The Company attributes this improvement to its efforts to focus on its more profitable core businesses.

During the first nine months of fiscal 1998, general and administrative expenses increased from $1,920 to $2,431, a $511 or a 26.6% increase from the first nine months of fiscal 1997. The increase was primarily the result of an increase in non-customer funded research and development expense which increased from $699 in the first nine months of fiscal 1997 to $959 in the first nine months of fiscal 1998. Additionally, during the comparable nine-month periods, travel expense increased related to business development efforts in international markets and bad debt expense increased. General and administrative expenses increased from $674 in the third quarter of fiscal 1997 to $933 in the third quarter of fiscal 1998, a $259 or a 38.4% increase. The increase was primarily the result of increased research and development activity in the three months ended June 30, 1998. Research and development increased from $275 in the third quarter of fiscal 1997 to $487 in the third quarter of fiscal 1998.

During the third quarter of fiscal 1998, the Company recorded nonrecurring charges of $879 in connection with the ongoing restructuring of the Company's operations. The restructuring will combine, integrate, and reengineer Company's processes, policies and procedures. Costs incurred consisted primarily of severance costs and other employee benefits, professional fees and relocation expenses, among others. The Company anticipates that it will incur additional restructuring costs as it completes its restructuring during the fourth quarter of fiscal 1998 but at this time, it cannot reasonably estimate such costs.

Net interest expense of $245 for the nine months ended June 30, 1997, decreased 36.3% to $156 for the nine months ended June 30, 1998. Net interest expense of $90 for the three months ended June 30, 1997, decreased 90.0% to $9 for the three months ended June 30, 1998. The decreases were a result of a repayment of the Company's outstanding line of credit borrowings due to proceeds of $3,783 from STR's private placement of common stock completed on January 30, 1998.

Income tax expense consists of federal and state income taxes. The Company's effective income tax rate was 35% for the three and nine months ending June 30, 1998 and was 37% for the three and nine months ending June 30, 1997. The rate varied from the statutory rate primarily due to state taxes.

Net loss increased from $235 for the first nine months of fiscal 1997 to $883 for the first nine months of fiscal 1998. Net loss increased from $258 for the third quarter of fiscal 1997 to $915 for the third quarter of fiscal 1998. The increases in net loss were a result of the items discussed above.


LIQUIDITY AND SOURCES OF CAPITAL

Cash flows provided by operating activities was $2,729 for the nine months ended June 30, 1998. This was primarily a result of a decrease in net unbilled contract costs as a result of lower revenue in the period.

Cash flows used in investing activities of $423 for the nine months ended June 30, 1998 included payment of the expenses related to the acquisition of DEI of $124 and capital expenditures of $299. The Company anticipates that it will continue to incur capital expenditures at this rate through the end of the fourth quarter of fiscal 1998.

On January 30, 1998, STR completed a private placement, whereby it issued 582,000 shares of common stock. The common stock was issued for cash of $6.50 per share for aggregate proceeds of $3,783. When restated for the exchange ratio used in the merger, the Company's equivalent number of shares issued was 1,501,560 and the issuance price was $2.52. The proceeds were used to pay outstanding bank borrowings under the Company's line of credit. Subsequent to the merger the Company also repaid DEI's existing note payable to bank in the amount of $879. Cash flows provided by financing activities of $98 for the nine months ended June 30, 1998 were primarily a result of the proceeds on the private placement offset by the subsequent repayment of outstanding borrowings.

Inventories, property and equipment, land and building held for sale, and costs in excess of net assets acquired increased from September 30, 1997 to June 30, 1998 primarily due to the acquisition of DEI.

On June 30, 1998, the Company's bank loan agreement was amended and extended to September 30, 1998. The Company believes that its existing funds, amounts generated by operations, and amounts available for borrowing under its loan agreement will be sufficient to meet its working capital needs through fiscal 1998. Management is in the process of negotiating a new credit facility, however, no assurances can be made that such an agreement will be made.

NEW ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes a new model for accounting for derivatives and hedging. The new standard requires enhanced disclosure of accounting policies for derivative financial instruments and derivative commodity instruments in the footnotes to the financial statements. In addition, the standard expands disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments.

The FASB recently issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS
132). This statement significantly changes current financial statement disclosure requirements from earlier statements. Some of the more significant effects of SFAS 132 which will affect the Company's disclosures are that it:

     (1) standardizes the disclosure requirements for pensions and other postretirement benefits and presents them in one footnote;

     (2) requires that additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets;

     (3) eliminates certain disclosures that are no longer considered useful, including general descriptions of the plans and;

     (4)   revises disclosures about defined-contribution plans.

The Company believes that the adoption of these statements will not have a material effect on the Company's consolidated financial statements.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to certain legal proceedings occurring in the ordinary course of business. Based upon information presently available to it, the Company does not believe that the final outcome of any of these matters will have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

DEI held its annual meeting of shareholders on June 9, 1998 (the "Annual Meeting"). There were 540,751 DEI shares issued and outstanding at the time of the Annual Meeting (prior to the merger with STR). The following three agenda items were submitted to a vote of security holders at the Annual Meeting:

(a) Election of Directors.

The shareholders elected each of the following persons to serve as members of the Board of Directors, with the numbers of votes for, against and withheld set forth opposite each name:

Name                               Votes For              Votes Withheld
----                               ---------              --------------
John D. Sanders                     392,918                   5,601

Thomas R. Ory                       392,918                   5,601

William S. Panschar                 392,918                   5,601

Philip H. Power                     392,918                   5,601

Charles G. Stanich                  392,918                   5,601

At the Board of Directors meeting held June 9, 1998, subsequent to the Annual Meeting and the effective time of the merger with STR, Messrs. Panschar and Stanich resigned from the Board, and the Board appointed S. Kent Rockwell, Adm. James Busey IV, Charles Bernard and S.R. Perrino to the Board, all as contemplated by the Agreement and Plan of Merger dated as of December 23, 1997 by and among DEI, STR, and DEI Merger Sub, Inc.

(b) Amendment and Restatement of the Certificate of Incorporation.

The shareholders approved the proposal to amend and restate the Company's charter to increase the number of authorized shares of common stock, par value $.01, to five million (5,000,000) and change the name of DEI to Sensys Technologies Inc. The voting results were:

    In Favor, 363,286;  Against, 1,300; Votes Withheld, 100.

(c) Amendment to the Company's Long-Term Incentive Plan.

The shareholders approved the proposal to amend the Company's Long-Term Incentive Plan (the "Plan") by increasing the number of shares issuable under the Plan from 64, 000 to 400,000 and increasing the limit on the number of shares that may be subject to options granted to any salaried employee in any three consecutive fiscal years from 25,000 to 100,000 with the following votes:

    In Favor, 343,310; Against, 18,676; Votes Withheld, 700.

ITEM 5. OTHER INFORMATION

The Company filed a Report on Form 8-K on June 15, 1998 relating to the merger of DEI and STR. At that time, the required financial and pro forma information was not included. In lieu of providing the required financial information in a Form 8-K/A, the Company is including such information under Item 5 of this Form 10-Q. The required interim financial statements of DEI are incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998, filed on June 16, 1998.

The following sets forth certain financial information of the Company on an unaudited pro forma combined basis after giving effect to the merger on a "reverse acquisition purchase" basis (as if the STR had acquired DEI). The unaudited Pro Forma Combined Statement of Operations includes the results of operations of DEI, prior to the merger, and the Company for the respective periods presented and gives effect to pro forma adjustments as if the merger had occurred at the beginning of the period presented. The unaudited Pro Forma Combined Statement of Operations is not necessarily indicative of the operating results that would have been achieved had the merger been consummated at the beginning of the period presented and should not be construed as representative of future operations. The unaudited pro forma combined statement of operations for the year ended September 30, 1997 was included in the Company's Registration Statement on Form S-4 Amendment No. 2 filed with the Securities and Exchange Commission on May 12, 1998, (File No. 333-47333) which is incorporated herein by reference. An unaudited pro forma balance sheet has not been provided as the merger is already reflected in the Company's condensed consolidated balance sheet as of June 30, 1998.

                   PRO FORMA COMBINED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                        Sensys                 DEI
                                                        For The              For The
                                                      Nine Months          Nine Months
                                                         Ended                Ended
                                                       June 30,             April 30,                                 Pro Forma
                                                         1998                  1998             Adjustments            Combined
                                                    ----------------      ---------------      --------------      -----------------
REVENUE
    Contract revenue                                   $    16,095           $   1,223                                 $ 17,318

COSTS AND EXPENSES
    Cost of revenues                                        13,992               1,014           $       (30)(a)         14,976
    General and administrative expenses                      2,431                 815                  (184)(b)          3,062
    Restructuring costs                                        879                  --                                      879
                                                       -----------           ---------           -----------           --------

                 Total costs and expenses                   17,302               1,829                  (214)            18,917
                                                       -----------           ---------           -----------           --------

INCOME (LOSS) FROM OPERATIONS                               (1,207)               (606)                  214             (1,599)

OTHER INCOME (EXPENSES)
   Interest expense                                           (156)                (47)                                    (203)
                                                       -----------           ---------           -----------           --------

INCOME (LOSS) BEFORE INCOME TAXES                           (1,363)               (653)                  214             (1,802)

INCOME TAX BENEFIT (PROVISION)                                 480                  --                   155(c)             635
                                                       -----------           ---------           -----------           --------

NET INCOME (LOSS)                                      $      (883)          $    (653)          $       369           $ (1,167)
                                                       ===========           =========           ===========           ========

PER SHARE AMOUNT
  Basic and diluted earnings (loss) per share          $     (0.32)          $   (1.22)                                $  (0.35)
                                                       ===========           =========                                 ========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING
   Basic and diluted                                     2,771,746             534,451                                3,306,197

Adjustments to the Pro Forma Combined Statement of Operations for the nine months ended June 30, 1998 in connection with the merger are presented below:

                                                             Increase in income
                                                             ------------------
     a.  As a result of recording land and building and
         machinery and equipment at fair market value
         and assigning new useful lives, depreciation
         expense is decreased on a pro forma basis.                 $ 30

     b.  Merger related expenses, included in DEI's
         results of operations, are eliminated.                     $184

     c.  Pro forma income tax effect of consolidating
         the companies, which includes the tax effect
         of pro forma adjustments as well as the tax
         benefit of utilizing DEI's current year losses
         to reduce taxable income of the Company.                   $155


Note: The results of the operations of DEI for the period June 9, 1998 to June 30, 1998 are included in the historical results of the Company. DEI revenue and net loss for this period was $92 and $215, respectively.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

     3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on June 15, 1998, File No. 000-08193).

     3.2 By-Laws, as amended (incorporated by reference to Exhibit 3.2 to Form 8-K filed with the Securities and Exchange Commission on June 15, 1998, File No. 000-08193).

     27   Financial Data Schedule

    99.1 Interim Financial Statements of Daedalus Enterprises, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998, filed with the Securities and Exchange Commission on June 16, 1998, File No. 000-08193).

    99.2 Unaudited Pro Forma Combined Statement of Operations for the year ended September 30, 1997 (incorporated by reference to the Company's Registration Statement on Form S-4 Amendment No. 2 filed with the Securities and Exchange Commission on May 12, 1998, File No. 333-47333).

(b) Reports on Form 8-K. The Company filed a Form 8-K on June 15, 1998 related to the merger between DEI and STR.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officers thereunto duly authorized.


                                       SENSYS TECHNOLOGIES INC.


August 7, 1998                         By: /s/ S. KENT ROCKWELL
                                           ---------------------------
                                           S. Kent Rockwell
                                           President and CEO




                                       By: /s/ ROBERT R. BOWER
                                           ---------------------------
                                           Robert R. Bower
                                           Chief Financial Officer & Treasurer

                                  Exhibit Index


3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on June 15, 1998, File No. 000-08193).

3.2 By-Laws, as amended (incorporated by reference to Exhibit 3.2 to Form 8-K filed with the Securities and Exchange Commission on June 15, 1998, File No. 000-08193).

27    Financial Data Schedule

99.1 Interim Financial Statements of Daedalus Enterprises, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998, filed with the Securities and Exchange Commission on June 16, 1998, File No. 000-08193).

99.2 Unaudited Pro Forma Combined Statement of Operations for the year ended September 30, 1997 (incorporated by reference to the Company's Registration Statement on Form S-4 Amendment No. 2 filed with the Securities and Exchange Commission on May 12, 1998, File No. 333-47333).