Form 10KSB
period 1998-09-30
SENSYS TECHNOLOGIES INC
filed 1998-12-29
CIK 26537

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                   FORM 10-KSB
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

[ ] Transition Report Under Section 13 of 15(d) of the Securities Exchange
    Act of 1934

                For the transition period from _______ to _______

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

        Registrant's telephone number, including area code (703) 550-7000
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of Exchange on
         Title of Class                                      Which Registered
         --------------                                      ----------------
              None                                                 None

           Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
--------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                       -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended September 30, 1998 were $21,927,000. As of November 20, 1998, there were 3,968,271 shares of the Registrant's Common Stock, par value $.01 per share, outstanding. The aggregate market value of the voting and non-voting shares of the Common Stock held by non-affiliates and outstanding as of November 20, 1998, was $9,021,000. This amount was computed using the average bid and ask price as of November 20, 1998, as reported on the National Association of Securities Dealers, Inc. OTC Bulletin Board.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III information will appear in the Registrant's Proxy Statement in connection with its 1999 Annual Meeting of Stockholders. Such information will be incorporated by reference as of the date of the filing of such Proxy Statement.

                    SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES
                            FORM 10-KSB ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                TABLE OF CONTENTS

Item No.
--------
Part I                                                                                                 Page No.
------                                                                                                 --------
1.       Business                                                                                         4

2.       Properties                                                                                       11

3.       Legal Proceedings                                                                                11

4.       Submission of Matters to a Vote of Security Holders                                              12

Part II
-------

5.       Market for the Registrant's Common Stock
            and Related Stockholder Matters                                                               13

6.       Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                            13

7.       Financial Statements and Supplementary Data                                                      18

8.       Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures                                                           19

Part III
--------

Part III, Items 9 through 12, information will appear in the Registrant's Proxy Statement in connection with its 1999 Annual Meeting of Stockholders.  Such
Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information will
be incorporated herein by reference as of the date of such filing.                                        20

13.      Exhibits and Reports
           on Form 8-K                                                                                    21

Signatures                                                                                                22

                                     PART I
                                     ------

ITEM 1.  BUSINESS

o        GENERAL OVERVIEW

Sensys Technologies Inc. (also referred to as the "Company"), a Delaware corporation, is the successor company to Daedalus Enterprises, Inc. ("DEI") which was organized in 1968 and S.T. Research Corporation ("STR") which was organized in 1972. On June 9, 1998, STR acquired DEI in a transaction accounted for as a reverse acquisition (the "Acquisition"). As part of this overall transaction, DEI changed its name to Sensys Technologies Inc. and STR then merged into Sensys Technologies Inc. to create the Company.

The Company designs, develops and manufactures systems and equipment used for electronic reconnaissance and imaging. Through its electronic reconnaissance efforts, the Company supports communications intelligence, signal intelligence, electronic support measures, electronic intelligence and airborne remote sensing initiatives of the defense and intelligence communities. The Company's activities in airborne imaging principally relate to the manufacture of airborne imaging systems which are installed in aircraft and are used to acquire optical radiation data from objects on the earth's surface and in the atmosphere.

o        ACQUISITION AND MERGER

The Company, as presently organized, resulted from STR's acquisition of DEI. This acquisition was accomplished through the Acquisition in which a newly-created subsidiary of DEI merged into STR. The transaction was accounted for as a reverse acquisition. As a result of the Acquisition, the outstanding STR shares were converted into approximately 86.5% of the issued and outstanding shares of DEI. In connection with the Acquisition, the DEI shareholders voted to amend the DEI Certificate of Incorporation to change the name of DEI to Sensys Technologies Inc. and to increase the Company's authorized shares from 2,000,000 to 5,000,000.

o        BASIC PRODUCTS AND SERVICES

The Company is one of the leaders in high probability radar signal intercept technology, including the ability to intercept radar signals within a crowded signal environment. The Company's electronic support measure systems are used on military platforms, such as ships, submarines and patrol aircraft, and at ground installations, to intercept, analyze and identify radar signals. A key objective of such identification is to detect hostile initiatives launched against domestic security interests. The Company also designs, develops and manufactures communications reconnaissance systems. These systems are generally employed in aircraft and ground installations to intercept transmissions occurring over established communications networks. The electronic support measure systems and communications reconnaissance systems are primarily sold to the military and intelligence sectors either directly or through prime contractors to which the Company serves as a subcontractor.

The Company also performs studies and systems engineering contracts related to electronic reconnaissance and signal processing technologies. These activities are primarily performed for intelligence agencies of the United States. They are principally undertaken to support the intelligence community's procurement of major surveillance and signal processing systems.

The Company, as a result of the Acquisition, manufactures airborne multispectral imaging systems. These systems can be employed at low and high altitudes for the purpose of remotely sensing ground-based or atmospheric conditions. Applications for these systems include environmental analysis, facility inspection, disaster assessment and utility monitoring.

o        ELECTRONIC WARFARE SYSTEMS

As part of its electronic warfare technology business, the Company designs, develops and manufactures electronic support measure, threat warning systems. These systems intercept a transmitted radar signal and then analyze it for its intelligence value. Radar is used by military forces for target detection and identification, weapons guidance and navigation. Terrorists also rely upon radar for navigation purposes. Therefore, the ability to intercept transmitted radar and identify it can provide valuable information to protect domestic interests from attack.

Radar signals exhibit a wide variety of characteristics such as frequency, direction of arrival, pulse duration, pulse repetition frequency and antenna rotation rate. All of these signals vary with the type of radar being emitted. Once the characteristics can be detected, they can then be matched against the parameters of radars which are associated with specific platforms. This, in turn, can lead to the identification of the platform as well as the object for which the radar is being employed.

Electronic support measure systems consist of specialized antennas, receivers, signal processors and display and interface equipment. The specialized antenna is critical since the antenna design is generally key to the desired sensitivity of the system as well as to identifying the accuracy of the direction of arrival of the intercepted radar signal. Once a radar signal is captured through an antenna, the antenna converts it into an electrical signal which a receiver can detect and pass through to a signal processor. The Company designs specific antennas to meet the applications and requirements of its customers.

As part of the development of its radar threat warning systems, the Company specializes in the development of broadband receivers. A broadband receiver has the capacity to monitor a large portion of bandwidth spectrum. Although narrow band receivers can generally detect very weak signals within the limited spectrum they monitor, important signals in other spectrums can be missed. For this reason, the Company utilizes broadband receivers and channelized receivers in its radar warning systems which possess the capability of detecting and measuring the frequency of each radar pulse over its entire bandwidth thereby resulting in a higher probability of interception. Moreover, a broadband receiver allows for simultaneous surveillance of all radars in a broad spectrum, the ability to detect frequency hopping radars and the increased prospects of intercepting a radar which transmits for a short interval of time.

The Company's receivers then pass the intercepted radar signal to a signal processor. The signal processor, in turn, dissects all of the detailed parameters of the signal and manipulates the data derived therefrom to compare these parameters with known radar signals. The characteristics of these known signals are generally stored in a database. This comparison can then allow for assessments of the host platform emitting the signal, the potential threat posed by the radar target and, in certain cases, the specific intentions surrounding the use of an enemy weapons system.

The Company believes that as a result of its research and development efforts, particularly in advanced distributed microprocessor applications, it is at the forefront of signal processing technology. The Company's processors are capable of rapidly processing complex environments derived from a broad frequency spectrum in which multiple signals are intercepted, many of which possess unique and complex parameters.

The information derived from the signal processors must be presented to the decision maker. As part of its radar warning systems, the Company provides display and interface equipment which process the data derived from the signal processor for presentation. Two key objectives exist at this level. First, only relevant information for presentation must be derived from the overall signal environment. Second, all detailed information which is captured must be stored for later analysis. The Company relies upon its experience and its understanding of the operational use of reconnaissance data in its attempts to achieve these objectives.

Electronic support systems which the Company produces can typically sell for up to $3,000,000 depending upon the system configuration and complexity. The Company can configure its electronic support systems for small patrol boats as well as large aircraft carriers and has configured systems specifically for mobile vehicles. The Company is presently investigating applications of its threat warning technology for airborne applications.

The Company provides support in the form of maintenance service and spare parts for its installed systems under contracts similar to production contracts. These activities generally continue for the life of a system. The Company expects this aspect of its business to increase as its base of installed products expands.

o        COMMUNICATIONS RECONNAISSANCE SYSTEMS

Worldwide commercial communications networks are increasingly being used for criminal and/or terrorist purposes. Also, certain third world countries utilize these networks for military purposes as opposed to developing special purpose military control centers. Because of the usage of these networks, communications reconnaissance systems have been developed to intercept communications signals in an attempt to detect and analyze the signal and determine the activity for which the communications transmission is being employed.

Communications transmission interception has become increasingly complex as military and commercial systems have been designed to make maximum utilization of available bandwidth not only for added capacity but to enhance the range of features available to the systems' users. Sophisticated encryption technology is also employed to prevent the misappropriation of proprietary data. Against this backdrop, the communications interceptor must monitor multiple frequency bands, derive information necessary to detect and analyze the transmission and then attempt to determine the activity which the transmission is supporting.

The Company has been developing intercept technology which is both hardware and software based. The Company's efforts are specifically aimed at the existing deployed global communications networks as well as emerging satellite and land based systems planned for future introduction into the marketplace. As part of these development efforts, the Company has been investing in broad band digital receiver technology and real time signal processing to sort through, detect and analyze communications transmissions. The current prices of the interception equipment used to intercept commercial communications range up to $2,000,000.

o        AIRBORNE IMAGING SYSTEMS

The Company manufactures airborne imaging systems. These systems are installed in aircraft and are used to acquire optical radiation data from objects on the earth's surface and in the atmosphere. This data is then processed into a useful form by data handling and data processing equipment which, in some cases, is also manufactured by the Company. A principal application of these products has been the measurement of environmental parameters in support of pollution control programs and environmental impact studies.

The Company manufactures these products by integrating precision optical, mechanical and electrical components into unified systems. These components are either purchased off the shelf or are custom designed or manufactured by the Company or designed and specified by the Company for outside manufacture. Systems are assembled, tested and calibrated as part of their overall delivery to the end user customer. Customers generally include aerospace, aerial survey, oil and mineral exploration companies, universities and domestic and foreign federal and state government agencies. The current prices for the imaging systems range up to $2,000,000.

o        COMPETITION

There is substantial competition in both the domestic and foreign threat warning and communications intercept businesses. Competitors for U.S. Government contracts include major companies such as Raytheon Company, Lockheed-Martin Corporation, Litton Industries, Inc., Condor Systems, Inc., and TRW Incorporated. The size and reputation of these companies can give them a significant advantage in competing for contracts. The Company attempts to compete in those market niches where it believes it has both a technological and cost advantage. In the foreign market, a number of overseas companies are competitors, such as Racal Communications (United Kingdom), Electronica (Italy), Thompson-CFS and Dassault Electronique (France). These companies are larger and better known than the Company and, therefore often times maintain a competitive advantage in their home countries. Nevertheless, the Company believes it is one of the top suppliers of electronic support measure systems to the U.S. Government, and can favorably compete in the foreign threat warning and communications intercept marketplace.

The principal competitive factors in the threat warning and communications markets are technical performance, reliability, experience and price. Based on a combination of these factors, the Company believes that it competes very favorably in its markets. The Company's most important competitive attributes are its emphasis on technical superiority and a willingness and capability to modify its products to meet customer specific needs. Once a particular supplier's products have been selected for incorporation in a military electronic system, further competition by other vendors during the life cycle of the program is usually limited. In the airborne imaging markets, the Company believes it provides superior technology in the niche market it serves. In all business sectors in which the Company competes, it always strives to distinguish itself on the basis of superior technological products and its system application skills.

There are several competitors who compete with individual imaging products. In addition, the imaging products compete with satellite based equipment suppliers. The Company believes it competes successfully due to its product capabilities and performance.

o        MATERIALS

The Company's operations primarily require electronic and mechanical components and supplies which are generally available from several commercial sources. A variety of unique optical and electronic components, however, which are designed and specified to meet particular Company requirements have a limited number of manufacturing resources. Even with certain limited sources of supply, the Company believes that the loss of a single supplier would not be expected to have a material adverse effect on the Company.

o        PATENTS

The Company holds several patents and has applied for others. However, the Company believes that the ownership of patents is not a significant factor in its business and that its success depends primarily on innovative skills, technical competence, and the ability to rapidly adapt to new technology and emerging requirements from its customers. None of the Company's revenue during the last three fiscal years is attributable to patented technologies. Therefore, the loss of patent protection does not constitute a material risk of the Company. The Company has registered no trademarks.

o        MARKETING

Marketing of the Company's reconnaissance products and services is conducted primarily by members of its technical staff who concentrate on developing an understanding of a particular customer's technical requirements and maintaining close contact with such customer. The Company's imaging products are sold by a small technically skilled marketing staff domestically and by agents in foreign markets.

Export sales of the threat warning and commercial communication intercept systems and imaging products and systems must be approved by the U.S. Department of State, which limits the markets for such products and may result in delay or possible cancellation of an order.

o        PRODUCT DEVELOPMENT

The Company believes that continued success of the Company depends, in a large part, on its ability to develop and apply new technology. Funding for these activities comes both from internally sponsored research and development as well as from customer funded development contracts. Total research and development expenditures over the past two years were as follows:

                                                                             Year Ended September 30,
                                                                            1998                       1997
                                                                            ----                       ----
Internal research and development                                     $  994,000                 $  517,000
Customer funded development                                            5,368,000                  6,318,000
                                                                      ----------                 ----------
Total                                                                 $6,362,000                 $6,835,000
                                                                      ==========                 ==========

Current funded programs include development of (1) high probability of intercept systems for surface ships, (2) communications intercept capability, and (3) phase coherent synthesizer techniques for the generation of broad band signals.

o        BACKLOG

At September 30, 1998, the Company had a funded backlog of $15,100,000 compared to a funded backlog of $15,800,000 at September 30, 1997. A significant part of the Company's business is a short-term effort which is typically transacted in a six to nine month period.

In addition, at September 30, 1998, the Company had unfunded backlog of $7,500,000 and options outstanding of approximately $50,000,000, which it anticipates the U.S. Government and/or prime contractors will exercise and fund in accordance with the terms of the respective contracts compared to $1,100,000 and $11,000,000, respectively at September 30, 1997. There are also programs for which the Company, based on prior experience, expects the U.S.
Government to negotiate continuing contractual coverage.

The increase in the Company's unfunded backlog and options is primarily the result of a subcontract for engineering and production of components of the AIEWS systems for U.S. Navy surface ships. Following development, the prime contractor holds options for subsequent production. The Company anticipates the options will be exercised during the period 2000 through 2005.

o        GOVERNMENT CONTRACTS

During the most recent fiscal year approximately 96% of the Company's revenues were attributable to contracts with numerous offices and agencies of the U.S. Government or its prime contractors. The Company's federal government contracts include cost plus fixed fee, cost plus incentive fee, cost plus award fee, time and material and fixed price contracts. The fixed price contracts are not subject to adjustment by reason of costs incurred in the performance of the contract. With this type of contract the Company assumes the risk that it will be able to perform at a cost below the fixed price except for costs incurred because of contract changes ordered by the customer. The Company is subject to various statutes and regulations governing defense contracts, which carry substantial penalty provisions including denial of future contracts in the event the Company is found to have abused any of these regulations. The Company carefully monitors all of its contracts and contractual efforts to minimize the possibility of any abuses associated with its government contracts. The Company has experienced minimal audit adjustments over the past ten years. The Defense Contract Audit Agency ("DCAA") has completed its audit of the Company's contracts through the fiscal year ended September 30, 1996.

Although the Company contracts with several agencies of the federal government, either directly or indirectly through prime contractors, its business is substantially dependent upon continuing appropriations to support the current and anticipated programs in which the Company will participate. The Company believes the markets in which it participates will continue to expand as the military branches and intelligence agencies continue to rely upon technological advances for defense and intelligence purposes. There can be no assurances, however, that federal appropriations will continue to exist at their current levels or that the Company's products will be utilized in the future.

o        ENVIRONMENTAL

The Company's operations do not include any activities which result in environmental issues. As a result, the Company has incurred no costs in the past two years related to environmental compliance.

o        EMPLOYEES

At September 30, 1998, the Company employed 165 persons. Of these employees, 4 were executive officers, 89 were engaged in engineering activities, 34 were in manufacturing, and 38 were in administrative and support positions. Many of the Company's employees are highly skilled, with advanced degrees. The Company's continued success depends upon its ability to continue to attract and retain highly skilled employees. The Company has experienced low turnover of its employees. The Company has never had a work stoppage, and none of its employees are represented by a labor organization. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

The Company believes that its owned and leased facilities are suitable for their respective operations. Each facility is well maintained and capable of supporting higher levels of revenue. The table below sets forth certain information about the Company's principal facilities:

                                            Owned or                                              Principal
Address                    Square Feet      Leased            Description                         Activity
-------                    -----------      ------            -----------                         --------
8419 Terminal Road            67,000        Leased            Two 1-story and one partial         Engineering/
Newington, VA 22122                                           2-story adjacent block              Manufacturing/
                                                              buildings.  Buildings are           Administration
                                                              in an industrial park

8540 Cinderbed Road            7,100        Leased            1-story brick and glass             Engineering
Suite 1700                                                    building in an office park
Newington, VA  22122

300 Parkland Plaza            12,500        Leased            1-story facility in a               Engineering/
Ann Arbor, MI  48103                                          research park                       Manufacturing/
                                                                                                  Administration

The Company's facilities in Newington and Ann Arbor are equipped with equipment used for the design, development and manufacture of its products. Facilities in Newington include a Sensitive Compartmented Information Facility ("SCIF"), anechoic chamber, secure test areas, environmental equipment, antennas, as well as general purpose equipment required to manufacture and test its products.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 21, 1998, stockholders holding approximately 65% of the Company's outstanding shares approved a consent resolution increasing the 400,000 shares of stock set aside for issuance upon exercise of options granted under the Company's Long-Term Incentive Plan to 720,000 shares.

There were no other matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended September 30, 1998.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's Common Stock is traded on the over the counter market through the OTC Bulletin Board service under the symbol "STST". Prior to the Acquisition, the Company's stock representing the outstanding shares of DEI was traded under the symbol "DEDI".

The following table sets forth the range of high and low actual sales prices of the Common Stock for the periods indicated. Sale prices include prices between dealers, may not reflect mark-ups, mark-downs or commissions and may not represent final actual transactions.

Quarter Ended                                High             Low
-------------                                ----             ---

December 31, 1996                            2               1-5/8
March 31, 1997                               2-1/4           1-7/8
June 30, 1997                                2-5/8           2-1/8
September 30, 1997                           2-3/4           2-1/4
December 31, 1997                            3               2-3/4
March 31, 1998                               6-1/4           3
June 30, 1998                                6-1/4           4-3/4
September 30, 1998                           4-3/4           3-1/8

No dividends have been paid on the Company's Common Stock during the last two fiscal years. Furthermore, the line of credit covenants contain restrictions on payment of dividends. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

As of November 12, 1998, there were approximately 500 beneficial owners of the Company's Common Stock, including 192 holders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT BASED ON HISTORICAL FACTS, BUT ARE FORWARD-LOOKING STATEMENTS THAT ARE BASED UPON NUMEROUS ASSUMPTIONS ABOUT FUTURE CONDITIONS THAT COULD PROVE NOT TO BE ACCURATE. ACTUAL EVENTS, TRANSACTIONS AND RESULTS MAY MATERIALLY DIFFER FROM THE ANTICIPATED EVENTS, TRANSACTIONS OR RESULTS DESCRIBED IN SUCH STATEMENTS. THE COMPANY'S ABILITY TO CONSUMMATE SUCH TRANSACTIONS AND ACHIEVE SUCH EVENTS OR RESULTS IS SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE EXISTENCE OF DEMAND FOR AND ACCEPTANCE OF THE COMPANY'S PRODUCTS AND SERVICES,

REGULATORY APPROVALS AND DEVELOPMENTS, ECONOMIC CONDITIONS, THE IMPACT OF COMPETITION AND PRICING, RESULTS OF FINANCING EFFORTS AND OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS THAT ARE BEYOND THE COMPANY'S CONTROL. THE COMPANY UNDERTAKES NO OBLIGATION AND DOES NOT INTEND TO UPDATE, REVISE OR OTHERWISE PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes.

On June 9, 1998, Daedalus Enterprises, Inc. ("DEI") acquired S. T. Research Corporation ("STR"). See Item 1 "Business: Acquisition and Merger." The Acquisition was accounted for as a reverse acquisition whereby STR was deemed to have acquired DEI for financial reporting purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements presented for periods prior to the Acquisition date are the financial statements of STR, except for stockholders' equity which has been retroactively restated for the equivalent number of shares of the legal acquiror and therefore, differ from the consolidated financial statements of DEI as previously reported. The operations of the former DEI business have been included in the financial statements from the date of the Acquisition. In connection with the Acquisition, the Company changed its fiscal year-end from July 31 to September 30, which was the fiscal year end of STR.

OPERATING CYCLE

In accordance with industry practice, the Company classifies as current assets amounts relating to long-term contracts which may have terms extending beyond one year but are expected to be realized during the normal operating cycle of the Company. The liabilities in the accompanying balance sheets which have been classified as current liabilities are those expected to be satisfied by the use of assets classified as current assets. At September 30, 1998, substantially all contracts will be completed within the next twelve months. Therefore, substantially all current assets and current liabilities are expected to be liquidated in the next twelve months.

RESULTS OF OPERATIONS

Revenue for the year ended September 30, 1998 was $21,927,000 compared to $23,953,000 for the year ended September 30, 1997, resulting in a $2,026,000 or a 8.5% decrease. The decrease was primarily due to the expiration of certain long-term contracts coupled with delays in finalizing negotiations on newly awarded contracts.

The total amounts of contracts funded and unfunded in backlog, as of September 30, 1998 and 1997, were approximately $22,600,000 and $16,900,000, respectively, including both the
uncompleted portion of contracts in progress and contracts awarded but not yet started. The majority of the funded backlog at September 30, 1998 of $15,100,000 is expected to be completed within a year. Options on existing contracts approximate $50,000,000 at September 30, 1998. The principal amount of options are on the U.S. Navy Integrated Electronic Warfare System (AIEWS) subcontract from Lockheed-Martin Corporation. The options are planned for exercise between the year 2000 and the year 2005 with potential deliveries extending for an additional two (2) years.

Cost of revenue, as a percentage of revenue, decreased from 86.7% for the year ended September 30, 1997 to 84.5% for the year ended September 30, 1998. This improvement primarily resulted from a reduction in contract revenue from which losses were sustained as well as an increase in the profit margins under other contracts. The Company attributes this improvement to its efforts to focus on its more profitable core businesses.

During fiscal 1998, general and administrative expenses increased from $2,654,000 to $3,424,000, a $770,000 or a 29.0% increase from fiscal 1997. This was primarily the result of an increase in internally funded research and development expense which increased by $477,000. Additionally, professional fees increased $105,000 and bad debt expense increased $155,000. The increase in professional fees was largely the result of increased costs associated with STR's transition to a publicly traded company as a result of the Acquisition.

During fiscal 1998, the Company recorded nonrecurring charges of $1,096,000 in connection with the ongoing restructuring of the Company's operations primarily emanating from the Acquisition. The restructuring will combine, integrate, and reengineer the Company's processes, policies and procedures.

Net interest expense of $345,000 for the year ended September 30, 1997, decreased 42.9% to $197,000 for the year ended September 30, 1998. The decrease was a result of a repayment of the Company's outstanding line of credit borrowings resulting from proceeds of $3,783,000 from the Company's private placement of common stock, completed on January 30, 1998.

Income tax benefit consists of federal and state income taxes. The Company's effective income tax rate was 37.3% for the year ended September 30, 1998 and was 37.5% for the year ended September 30, 1997. The rate varied from the statutory rate primarily due to certain non-deductible expenses.

Net income decreased from $120,000 for the year ended September 30, 1997 to a net loss of $822,000 for the year ended September 30, 1998. The decrease in net income was primarily the result of the Company's nonrecurring restructuring charges.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flows used in operating activities were $564,000 for the year ended September 30, 1998. This was primarily a result of lower revenue and higher operating costs for the year ended September 30, 1998, including payment of the restructuring charges.

Cash flows used in investing activities of $480,000 for the year ended September 30, 1998 included payment of the expenses related to the acquisition of DEI of $115,000 and capital expenditures of $365,000. The Company has currently budgeted $500,000 for capital expenditures during fiscal 1999 including $150,000 principally for machinery and equipment, $150,000 for computer hardware and software and $200,000 for facility improvements. The Company expects to be able to finance these expenditures with available working capital and credit facilities.

On January 30, 1998, the Company completed a private placement, whereby it issued 582,000 shares of common stock. The common stock was issued for cash of $6.50 per share for aggregate proceeds of $3,783,000. When restated for the exchange ratio used in the Acquisition, the Company's equivalent number of shares issued was 1,501,560 and the issuance price was $2.52. The proceeds were used to pay outstanding bank borrowings under the Company's line of credit. Subsequent to the Acquisition, the Company also repaid DEI's existing note payable to its bank in the amount of $879,000. Cash flows provided by financing activities of $1,016,000 for the year ended September 30, 1998 were primarily a result of the proceeds on the private placement offset by the subsequent repayment of outstanding borrowings.

Inventories, property and equipment, land and building held for sale, and goodwill increased from September 30, 1997 to September 30, 1998 primarily due to the acquisition of DEI. The property held for sale was sold on December 1, 1998.

The Company's line of credit from its bank was amended and extended to February 28, 1999. At September 30, 1998, the Company was not in compliance with the earnings and tangible net worth covenants of the line of credit. In December 1998, the events of non-compliance were waived, and the tangible net worth covenant was amended by the bank. The Company believes that it will comply with the covenants under the line of credit, as amended, through the remaining term of the agreement. The Company believes that its existing funds, amounts generated by operations, and amounts available for borrowing under its line of credit will be sufficient to meet its working capital needs through fiscal 1999. Management has had discussions and expects to negotiate a new credit facility with the existing lender by February 1999. However, no assurances can be provided that a new facility possessing acceptable terms will be available to the Company. The amended line of credit contains various performance covenants and restrictions including restrictions on dividend payments.

The Company's 1998 tax loss is expected to be utilized as set forth below. Approximately $526,000 ($200,000 tax benefit) will be utilized under tax loss carry back provisions of the Internal Revenue Service ("IRS") Code to obtain tax refunds for taxes paid in prior years. The remaining balance of approximately $763,000 ($290,000 tax benefit) will be utilized to reduce future taxable income. The acquired deferred tax assets arising from the DEI net operating losses and tax credits approximate $732,000. These deferred tax assets have been fully reserved because of limitations under the IRS Code. To the extent these deferred tax assets are utilized, there will be a corresponding reduction in goodwill.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 129, "Disclosure of Information about Capital Structure," for fiscal years ending after December 15, 1997. The provisions of SFAS No. 129 established standards for disclosing information about an entity's capital structure.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," for fiscal years beginning after December 15, 1997. The provisions of SFAS No. 130 establish standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements and displayed with the same prominence as other financial statements. The provisions of SFAS No. 131 establish standards for the way that enterprises report information about operating segments in annual financial statements and required that selected information about operating segments in interim financial statements be reported. It also establishes standards for related disclosure about products and services, geographic areas, and major customers.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement significantly changes current financial statement disclosure requirements from earlier statements. Some of the more significant effects of SFAS No. 132 which will affect the Company's disclosures are that it:

         (1) standardizes the disclosure requirements for pensions and other postretirement benefits and presents them in one footnote;
         (2) requires that additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets;
         (3) eliminates certain disclosures that are no longer considered useful, including general descriptions of the plans and; revises disclosures about defined-contribution plans.

On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes a new model for accounting for derivatives and hedging. The new standard requires enhanced disclosure of accounting policies for derivative financial instruments and derivative commodity instruments in the footnotes to the financial statements. In addition, the standard expands disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments.

The Company has adopted SFAS No. 129 for the fiscal year ended September 30, 1998, and will adopt SFAS Nos. 130, 131, and 132 beginning October 1, 1998. The Company will adopt Statement No. 133 effective October 1, 1999. The Company believes that the adoption of these statements will not have a material effect on the Company's consolidated financial position or results of operations.

IMPACT OF INFLATION

The Company's operations were not significantly affected by inflation.

IMPLICATIONS OF YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's internal business systems, facilities and products that have software, whether installed or embedded, may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among, other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. In addition, disruptions in the economy generally resulting from Year 2000 issues could have a material adverse affect on the Company.

The Company began its assessment of the implications of the Year 2000 issue during March 1998, by developing plans and a program to address the potential impact of the Year 2000 on its internal business systems, facilities and products which might include embedded software. The Company has substantially completed its review of each of these areas for potential Year 2000 impact. Based on current information, the Company believes there are no material operational problems or expenses related to the Year 2000 problem. Certain versions of the Company's products require modifications and it appears there may be opportunities to sell upgrades to its customer base. The Company does not believe that it has any contingent liabilities associated with any products it has previously manufactured which may not be Year 2000 fully compliant. Detailed implementation plans are in place for the required modifications or replacements. Products currently in production have been determined to be Year 2000 compliant and require no remediation. While initial assessments of Year 2000 implications are substantially complete, the Company plans to continually re-assess its software-embedded products and operational software applications to insure Year 2000 compliance. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers, vendors and subcontractors and continues to monitor their compliance. There have been no significant compliance issues identified. The Year 2000 review process and progress are monitored on a regular basis by a special task group of management. There appears to be no material financial risk to the Company.

The Company has contingency plans for certain critical applications. Such plans include, among other actions, manual workarounds, increasing inventories and adjusting staffing strategies.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in this report on pages F-1 through F-23.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Company's change in accountants was previously disclosed in its report on Form 8-K filed June 15, 1998. There were no disagreements with the current or prior auditors.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Information relating to the Directors and Executive Officers of the Company and compliance with section 16(a) of the Exchange Act will appear beneath the captions "Election of Directors," "Certain Information Regarding Nominees," "Meetings and Committees of the Board," "Business Experience of Executive Officers," "Compensation of Directors," and "Section 16(a), Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement which will be distributed in connection with its 1999 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information will be incorporated herein by reference as of the date of such filing.

ITEM 10.  EXECUTIVE COMPENSATION

Information relating to management remuneration and transactions will appear beneath the caption "Executive Compensation" and "Employment Agreements" in the Company's definitive Proxy Statement which will be distributed in connection with its 1999 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information will be incorporated herein by reference as of the date of such filing.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to the ownership of equity securities by management and by beneficial owners of 5% or more of the Common Stock of the Company will be set forth under the caption "Stock Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement which will be distributed in connection with its 1999 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information will be incorporated herein by reference as of the date of such filing.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and transactions between the Company and its Officers and Directors will appear beneath the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which will be distributed in connection with its 1999 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information will be incorporated herein by reference as of the date of such filing.

In the event that the Company's definitive Proxy Statement to be distributed in connection with its 1999 Annual Meeting of Stockholders is not filed, or mailed for filing, with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Company's most recent fiscal year, the Company will amend this Report within such time period to provide the information required by Part III hereof.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibits are listed in the Exhibit Index which is on pages 24 and 25 of this Form 10-KSB, which is incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

No Reports on Form 8-K were filed during the quarter ended September 30, 1998.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Sensys Technologies Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Sensys Technologies Inc. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Pittsburgh, PA


December 4, 1998, except
for Note 8, as to which
the date is December 22, 1998

                    SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                September 30,        September 30,
                                                                                    1998                 1997
                                                                                -------------        -------------
CURRENT ASSETS
    Cash and cash equivalents (Note 3)                                          $   112,000           $  140,000
    Accounts receivable                                                           5,082,000            2,916,000
    Unbilled contract costs, net (Note 4)                                         3,826,000            6,198,000
    Inventories  (Note 5)                                                           536,000              111,000
    Deferred tax asset (Note 17)                                                    288,000              264,000
    Other current assets                                                             89,000              108,000
    Refundable and prepaid income taxes (Note 17)                                   311,000               75,000
                                                                                -----------          -----------
          TOTAL CURRENT ASSETS                                                   10,244,000            9,812,000
                                                                                -----------          -----------

PROPERTY AND EQUIPMENT (Note 6)                                                   1,647,000              932,000

OTHER ASSETS
    Deferred tax asset - non current (Note 17)                                      236,000                    -
    Goodwill (Note 2)                                                               782,000                    -
    Property held for sale (Note 7)                                               1,446,000                    -
    Other assets                                                                     69,000               60,000
                                                                                -----------          -----------

          TOTAL ASSETS                                                          $14,424,000          $10,804,000
                                                                                ===========          ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       September 30,          September 30,
                                                                                           1998                    1997
                                                                                       -------------          -------------
CURRENT LIABILITIES
    Note payable - line of credit (Note 8)                                              $ 2,049,000            $ 3,911,000
    Accounts payable                                                                      2,554,000              2,880,000
    Accrued salaries, benefits, and related expenses                                      1,199,000                922,000
    Deferred compensation (Note 9)                                                          319,000                291,000
    Other accrued expenses (Note 16)                                                        619,000                174,000
    Mortgage payable (Note 11)                                                              220,000                      -
    Capital leases (Note 12)                                                                 53,000                 76,000
                                                                                        -----------            -----------

          TOTAL CURRENT LIABILITIES                                                       7,013,000              8,254,000

LONG-TERM LIABILITIES
    Capital leases (Note 12)                                                                104,000                 14,000
                                                                                        -----------            -----------

STOCKHOLDERS' EQUITY (Notes 2 and 13) Common Stock, at September 30, 1998, $.01
    par value, authorized 5,000,000 shares; issued and outstanding 3,961,271 shares; at September 30, 1997, $.01 par value, authorized
    3,000,000 shares; issued and outstanding 723,792 shares                                  40,000                 19,000
    Additional paid-in capital                                                            6,858,000              1,286,000
    Retained earnings                                                                       409,000              1,231,000
                                                                                        -----------            -----------

                                                                                          7,307,000              2,536,000
                                                                                        -----------            -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $14,424,000            $10,804,000
                                                                                        ===========            ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                        Year Ended               Year Ended
                                                                       September 30,            September 30,
                                                                           1998                      1997
                                                                       -------------            -------------
REVENUE
    Contract revenue                                                    $21,927,000              $23,953,000

COSTS AND EXPENSES
    Cost of revenues                                                     18,522,000               20,762,000
    General and administrative expenses                                   3,424,000                2,654,000
    Restructuring costs (Note 16)                                         1,096,000                        -
                                                                        -----------              -----------

          Total costs and expenses                                       23,042,000               23,416,000
                                                                        -----------              -----------

(LOSS) INCOME FROM OPERATIONS                                            (1,115,000)                 537,000

OTHER EXPENSES
   Interest expense, net                                                   (197,000)                (345,000)
                                                                        -----------              -----------

(LOSS) INCOME BEFORE INCOME TAXES                                        (1,312,000)                 192,000

INCOME TAX BENEFIT (PROVISION) (Note 17)                                    490,000                  (72,000)
                                                                        -----------              -----------

NET (LOSS) INCOME                                                       $ (822,000)              $   120,000
                                                                        ==========               ===========

PER SHARE AMOUNT (Note 1)
  Basic and diluted (loss) earnings per share                           $    (0.27)              $      0.06
                                                                        ==========               ===========



The accompanying notes are an integral part of these consolidated financial statements.

                    SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                           Additional                      Total
                                                                               Common       Paid-in       Retained     Stockholders'
                                                                                Stock       Capital       Earnings         Equity
                                                                               -------     ----------    ----------    ------------
BALANCE AT SEPTEMBER 30, 1996                                                  $19,000     $1,289,000    $1,111,000      $2,419,000

Net income                                                                           -              -       120,000         120,000
Repurchase of common stock                                                           -         (3,000)            -          (3,000)
                                                                               -------     ----------    ----------      ----------

BALANCE AT SEPTEMBER 30, 1997                                                   19,000      1,286,000     1,231,000       2,536,000
                                                                               -------     ----------    ----------      ----------

Net loss                                                                             -              -      (822,000)       (822,000)

Issuance of stock, net of related expenses of $6 (Note 13)                      15,000      3,762,000             -       3,777,000

Acquisition, including par value adjustment (Note 2)                             5,000      1,752,000             -       1,757,000

Exercise of stock options                                                        1,000         58,000             -          59,000
                                                                               -------     ----------    ----------      ----------

BALANCE AT SEPTEMBER 30, 1998                                                  $40,000     $6,858,000    $  409,000      $7,307,000
                                                                               =======     ==========    ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               Year Ended          Year Ended
                                                                              September 30,       September 30,
                                                                                   1998               1997
                                                                              -------------       -------------
Cash flows from operating activities:
 Net (loss) income                                                             $  (822,000)       $   120,000
    Adjustments to reconcile net (loss) income to net cash
     used in operating activities:
       Depreciation and amortization                                               426,000            360,000
       Bad debt expense                                                            155,000                  -
       Deferred tax (benefit) expense                                             (287,000)            11,000
       Accrued restructuring                                                       485,000                  -
       Cash provided (used) by assets and liabilities:
         Accounts receivable                                                    (1,826,000)          (649,000)
         Unbilled contract costs                                                 2,417,000         (1,812,000)
         Inventories                                                                83,000            130,000
         Other current assets                                                       87,000            (59,000)
         Refundable and prepaid income taxes                                      (236,000)           (75,000)
         Other assets                                                                    -            (13,000)
         Accounts payable                                                         (387,000)         1,528,000
         Accrued expenses                                                         (612,000)          (457,000)
         Other                                                                     (47,000)             9,000
                                                                               -----------        -----------

NET CASH USED IN OPERATING ACTIVITIES                                             (564,000)          (907,000)
                                                                               -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition expenses, net of cash acquired                                       (115,000)                 -
 Acquisitions of property and equipment                                           (365,000)          (462,000)
                                                                               -----------        -----------

NET CASH USED IN INVESTING ACTIVITIES                                          $  (480,000)       $  (462,000)
                                                                               -----------        -----------

The accompanying notes are an integral part of these consolidated financial statements.

                    SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                                                                                           Year Ended            Year Ended
                                                                                          September 30,         September 30,
                                                                                              1998                   1997
                                                                                          -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (payments) proceeds under line of credit                                               $(2,740,000)          $1,584,000
 Principal payments on mortgage debt                                                             (5,000)                   -
 Principal payments on capital lease obligations                                                (75,000)            (112,000)
 Net proceeds of private placement of common stock                                            3,777,000                    -
 Proceeds of stock option exercises                                                              59,000                    -
 Repurchase of common stock                                                                           -               (4,000)
                                                                                            -----------           ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     1,016,000            1,468,000
                                                                                            -----------           ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                            (28,000)              99,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                    140,000               41,000
                                                                                            -----------           ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                      $   112,000           $  140,000
                                                                                            ===========           ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired with capital lease obligations                                           $   141,000                    -
                                                                                            ===========           ==========
Details of the Acquisition (Note 2)
    Fair value of assets acquired                                                           $ 3,929,000                    -
    Fair value of liabilities assumed                                                        (2,041,000)                   -
                                                                                            -----------           ----------
    Net assets acquired                                                                       1,888,000                    -
    Acquisition expenses                                                                       (131,000)                   -
                                                                                            -----------           ----------
    Stock issued in connection with the Acquisition                                         $ 1,757,000                    -
                                                                                            ===========           ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for interest                                                                  $   177,000           $  310,000
                                                                                            ===========           ==========

    Cash paid for income taxes                                                              $    22,000           $  187,000
                                                                                            ===========           ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

Business Activities:
--------------------

Sensys Technologies Inc. and subsidiaries (the "Company") primarily designs, develops, manufactures, and markets reconnaissance systems and related products primarily through U.S. Government contracts. In addition, the Company designs and manufactures airborne imaging systems.

Principles of Consolidation:
----------------------------

The consolidated financial statements include the accounts of Sensys Technologies Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents:
--------------------------

For purposes of the statement of cash flows, the Company considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories:
------------

Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis.

Property and Equipment:
-----------------------

Property and equipment are recorded at cost and are depreciated over estimated useful lives ranging from three to eight years using straight-line and double declining balance methods. Leasehold improvements are amortized over the life of the improvement or length of lease term, whichever is shorter using the straight-line method. Amortization of leasehold improvements and capital lease obligations are included in depreciation expense. The cost and accumulated depreciation or amortization of assets sold or retired are removed from the respective accounts and any gain or loss is reflected in other income (expenses).

Revenue Recognition:
--------------------

The estimated revenue of performance under Government fixed-price and cost-type contracts, including customer funded research and development, is recognized under the percentage of completion method of accounting whereunder the estimated revenue is determined on the basis of completion to date (the total contract amount multiplied by percent of performance to date less revenue value recognized in previous periods) and general and administrative expenses are expensed as incurred. Revenues under cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain Government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties, which historically are not material, are included in revenue at the time the amounts can be determined reasonably. Anticipated losses are recognized at the time they become known. It is reasonably possible that future operating results may be effected if actual contract costs incurred differ from total contract costs currently estimated by management.

Research and Development:
-------------------------

Internally funded research and development costs are included in general and administrative expenses in the consolidated statement of operations. The amount of internally funded research and development costs expensed during 1998 and 1997 was $994,000 and $517,000, respectively.

Income Taxes:
-------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities have been established for the temporary differences between financial statement and tax bases of assets and liabilities existing at the balance sheet date using expected tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

Use of Estimates:
-----------------

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Accordingly, actual results could differ from those estimates.

Operating Cycle:
----------------

In accordance with industry practice, the Company classifies as current assets amounts relating to long-term contracts which may have terms extending beyond one year but are expected to be realized during the normal operating cycle of the Company. The liabilities in the accompanying balance sheets which have been classified as current liabilities are those expected to be satisfied by the use of assets classified as current assets. At September 30, 1998, substantially all contracts will be completed within the next twelve months. Therefore, substantially all current assets and current liabilities are expected to be liquidated in the next twelve months.

Acquisitions:
-------------

The Company's acquisitions have been accounted for using the purchase method of accounting. The results of operations for the periods since the date of acquisition are included in the consolidated financial statements. Costs in excess of net assets acquired are amortized on the straight-line method principally over ten years. The Company regularly reviews the individual components of the balances of all of its long term assets by analyzing the future recoverability of the assets and recognizes, on a current basis, any diminution in value.

Earnings Per Share:
-------------------

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. This Statement requires the disclosure of basic and diluted earnings per share and revises the method required to calculate these amounts under previous standards. Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during each period. For the year ended September 30, 1998, the effect of shares issuable upon exercise of stock options was excluded from the diluted (loss) earnings per share calculation as their effect would have been antidilutive. The weighted average shares outstanding were adjusted to reflect the conversion of S.T. Research Corporation stock in connection with the Acquisition discussed in Note
2. The following summary is presented for the years ended:

                                                                            September 30,
                                                                            -------------
                                                                  1998                        1997
                                                              -----------                  ----------
Net (loss) income                                             $  (822,000)                 $  120,000
Weighted average shares
   outstanding - basic                                          3,072,000                   1,867,000
Basic (loss) earnings per share                               $      (.27)                 $      .06

Effect of dilutive securities:
Shares issuable upon exercise of
   stock options                                                        -                      63,000
                                                              -----------                  ----------
Weighted average shares
   outstanding - diluted                                        3,072,000                   1,930,000
Diluted (loss) earnings per share                             $      (.27)                 $      .06

NOTE 2 - ACQUISITIONS

On June 9, 1998, S.T. Research Corporation ("STR") acquired Daedalus Enterprises, Inc. ("DEI") in an acquisition whereby the outstanding STR shares were converted into approximately 86.5% of the issued and outstanding shares of DEI (the "Acquisition"). As part of this overall transaction, DEI changed its name to Sensys Technologies Inc. While DEI was the legal acquiror, the Acquisition was accounted for as a reverse acquisition whereby STR was deemed to have acquired DEI for financial reporting purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements presented for periods prior to the Acquisition date are the financial statements of STR except for stockholders' equity which has been retroactively restated for the equivalent number of shares of the legal acquiror. An adjustment has also been made to adjust the par value with an offset to additional paid-in capital. The operations of the former DEI business have been included in the financial statements from the date of the Acquisition. In connection with the Acquisition, the Company changed its fiscal year-end from July 31 to September 30 which was the fiscal year end of STR.

The average market value of the DEI Common Stock for a reasonable period of time before and after the announcement of the Acquisition determined the purchase price for accounting purposes. The average market value of DEI stock used to record the purchase was $3.25 per share and there were 540,751 shares issued and outstanding at the Acquisition date. As a result, the aggregate value of the stock used to record the purchase was approximately $1,757,000. In addition, direct expenses of the purchase of $131,000 consisting of legal, accounting and other fees were included in the recorded purchase price.

The Company recorded goodwill of $802,000 which will be amortized over a ten-year period on a straight line basis. In addition, the Company repaid DEI's existing note payable to its bank in the amount of $879,000. Goodwill amortization expense for the year ended September 30, 1998 was approximately $20,000.

The following unaudited pro forma information reflects the pro forma results of operations of the Company and DEI for the years ended September 30, 1998 and 1997, assuming the companies had combined as of October 1, 1996.

                                                                    1998                  1997
                                                                    ----                  ----
               Revenue                                          $22,884,000           $26,954,000
               Net (loss) income                                $(1,640,000)          $    56,000
               Basic and diluted (loss) earnings per share      $      (.45)          $       .02

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the companies had been combined during the periods presented and is not intended to be a projection of future results.

The purchase price of $1,888,000, including direct expenses, was allocated as follows:

Current assets                                                $ 1,065,000
Property and equipment                                            562,000
Property held for sale                                          1,500,000
Goodwill                                                          802,000
                                                              -----------
Total assets                                                    3,929,000
Current liabilities, including debt                            (2,041,000)
                                                              -----------
                                                              $ 1,888,000
                                                              ===========

At the Acquisition date, DEI had net operating loss carry forwards (NOLs) of approximately $2,575,000 and tax credits of approximately $40,000. Except for the amount of acquired NOLs and tax credits which can be used to offset a built-in tax gain associated with property held for sale, the acquired NOLs and tax credits are limited as to use under the current Internal Revenue Service Tax Code. Therefore, the amount of acquired NOLs and tax credits, net of the built-in tax gain associated with the property held for sale, have been fully reserved through the recording of a valuation allowance. To the extent that the reserved NOLs become realized, the corresponding tax benefit will be used to reduce goodwill.

On January 17, 1997, the Company acquired a division of a corporation for an aggregate purchase price of $110,000 plus liabilities assumed of $54,000. The acquisition was accounted for as a purchase and has been included with operations from the acquisition date. Pro forma results of operations would not differ significantly from the Company's historical operating results.

The total purchase price of $164,000 was allocated as follows:

Property and equipment                   $141,000
Prepaid expenses and deposits              23,000
                                         --------
Total                                    $164,000
                                         ========

NOTE 3 - CASH HELD IN TRUST - RESTRICTED:

On January 1, 1990, the Company established a health and disability benefit plan pursuant to the Employee Retirement Income Security Act of 1974 for employees and their dependents. The Company funds the plan by making monthly contributions to a trust established and administered by an independent third party. The monthly contribution is based on a predetermined rate for each enrolled employee. The excess contributions over claims are maintained in trust to cover future claims of the enrolled employees. The Company may terminate the trust at any time. Distribution of trust assets shall be determined by the Company. The Company maintains individual claim and aggregate stop loss coverage. The Company records a liability in the financial statements for known claims outstanding and an estimate, based on prior experience, of incurred but not reported claims in excess of amounts remaining in the trust fund. The trust cash account had a balance of zero as of September 30, 1998 and 1997. The Company accrued a liability of $151,000 and $144,000 at September 30, 1998 and 1997, respectively, under its health and disability plan.

NOTE 4 - UNBILLED CONTRACT COSTS, NET:

Net unbilled contract costs consist of the following at September 30:

                                                                 1998               1997
                                                                 ----               ----
         Unbilled costs and accrued profit on
            contracts in progress                            $ 6,359,000         $12,128,000

         Progress payments                                    (2,533,000)         (5,930,000)
                                                             -----------         -----------

         Total                                               $ 3,826,000         $ 6,198,000
                                                             ===========         ===========

Unbilled costs and accrued profit on contracts in progress comprise principally amounts of revenue recognized on contracts for which billings had not been presented to the contractor because the amounts were not billable at the balance sheet date. It is anticipated such unbilled amounts receivable at September 30, 1998, will be billed over the next 270 days as products and/or services are delivered. Retainages, which approximate $192,000 at September 30, 1998, will be billed and collected as contracts are finalized with the contractor. As of September 30, 1998 and 1997, there are no significant unrecovered costs or estimated profits subject to future negotiation.

Receivables under certain Government contracts are based on provisional rates that permit recovery of overhead not exceeding certain limits. These overhead rates are subject to audit on an annual basis by the Defense Contract Audit Agency (DCAA). When final determination and approval of the allowable rates have been made, receivables may be adjusted accordingly. In management's opinion, any adjustments will not be material. The DCAA has completed their audit of the rates through September 30, 1996.

NOTE 5 - INVENTORIES:

Inventories consist of the following at September 30:

                                                1998           1997
                                              --------       --------
            Materials                         $ 94,000       $107,000
            Work in process                    442,000          4,000
                                              --------       --------
                                              $536,000       $111,000
                                              ========       ========

NOTE 6 - PROPERTY AND EQUIPMENT:

Property and equipment are summarized as follows at September 30:

                                                              1998                  1997
                                                           -----------          -----------
Furniture and fixtures                                     $   123,000          $    96,000
Machinery and equipment                                      3,054,000            1,942,000
Leasehold improvements                                         400,000              317,000
Equipment capitalized under capital leases                     156,000              328,000
                                                           -----------          -----------
      Subtotal                                             $ 3,733,000          $ 2,683,000
Less accumulated depreciation
    and amortization                                       $(2,086,000)         $(1,751,000)
                                                           -----------          -----------
Total                                                      $ 1,647,000          $   932,000
                                                           ===========          ===========

Depreciation and amortization expense was approximately $406,000 and $360,000 for the years ended September 30, 1998 and 1997, respectively.

NOTE 7 - PROPERTY HELD FOR SALE:

Property held for sale consists of land and a building acquired in connection with the Acquisition. On December 1, 1998, the Company sold the property for cash of approximately $1,575,000, with net proceeds of approximately $1,500,000 of which approximately $220,000 was used to pay off the mortgage balance. Under terms of the sales agreement, the Company is leasing approximately fifty percent of the facility for five years with a five year option. The annual rental approximates $112,000 for each of the next five years for an aggregate amount of $560,000.

NOTE 8 - NOTE PAYABLE - LINE OF CREDIT:

On September 30, 1998, the Company's line of credit with its bank was extended to February 28, 1999. The amended agreement provides a maximum available line of credit of $3,000,000. However, the total borrowing base generally cannot exceed the sum of 90 percent of qualified Government accounts receivable and 80 percent of qualified non-Government accounts receivable.

The bank agreement amendment establishes the interest rate at the bank's prime (8.25 percent at September 30, 1998) plus .5 percent. The amendment also contains various covenants as to dividend restrictions, working capital, tangible net worth, earnings and debt-to-equity ratios. The Company expects to renew the line of credit under similar terms and conditions.

The Company was not in compliance with the earnings and tangible net worth covenants at September 30, 1998. In December 1998, the events of non-compliance were waived, and the tangible net worth covenant was amended by the bank. The Company believes that it will be able to comply with the covenants under the line of credit, as amended, through the term of the agreement.

NOTE 9 - DEFERRED COMPENSATION:

The Company has a Non-Qualified Deferred Compensation Plan whereby employees may defer compensation with such deferrals taking the status of a general obligation of the Company. The balance bears interest at prime plus one half percent. The principal amount of the balance is due to an employee Board member.

NOTE 10 - EMPLOYEE BENEFIT PLANS:

At September 30, 1998, the Company's sole qualified deferred compensation plan ("the Plan") consisted of two segments. The Plan is comprised of a 401(k) plan and a profit sharing plan. Included in the Plan are the former DEI Defined Contribution Pension Plan assets and the former S.T. Research Corporation ESOP stock. In June, 1998, the Plan was amended to merge with the employee stock ownership plan ("ESOP") segment. Upon the amendment, the right was afforded Plan participants to liquidate their ESOP shares at market prices and self-direct the proceeds acquired at market prices. Also, in June of 1998, the Plan was amended to allow for self direction of profit sharing shares.

To participate in the Plan, eligible employees must have attained 21 years of age. Eligible employees may elect to participate in the Company's 401(k) plan on January 1 and July 1. In 1998, the Company matched 50 percent of the first six percent of employee contributions, which amounted to $174,000. Matching contributions for 1997 were $112,000.

Company contributions to the ESOP Plan totaled $118,000 in 1997. The Company did not make an ESOP contribution in 1998. The Company did not make a contribution to the profit sharing segment in 1998 or 1997.

The total number of Company shares allocated to participants under the profit sharing plan at September 30, 1998 and 1997, including shares formerly in the ESOP and 401(k) Plans, was 615,918 and 721,300, respectively.

NOTE 11 - MORTGAGE PAYABLE:

The Company has a mortgage bearing interest at prime (8.25% at September 30, 1998) plus 1.5%, with a balance of $220,000 as of September 30, 1998. The mortgage was associated with the property held for sale and was paid in full on December 1, 1998, in connection with the sale of the property.

NOTE 12 - LEASE COMMITMENTS:

Operating Leases:
-----------------

The facilities at the Company's principal location have been leased from partnerships (related parties) in which an officer, employees and stockholders of the Company are partners. The risk and rewards associated with the facilities and the obligations imposed by the partnerships' debt and other general obligations reside with the partnerships. In 1993, the Company entered into a letter agreement to extend the lease commitment for 80% of its principal location through December 31, 1998. In 1995, the Company entered into a separate agreement to extend the lease on the remaining 20% of its principal location to December 14, 1998. On December 15, 1998, the Company entered into rolling six month leases for these facilities effective upon the expiration of the respective leases. These six month leases can be terminated by the parties upon the Company finalizing a lease agreement with a prospective buyer for these facilities.

On September 2, 1998, the Company entered into a sales agreement for the property held for sale. A condition of the sales agreement was to enter into a five year lease for 50% of the facility. Effective with the sale of the property, on December 1, 1998, the Company entered into a five year lease agreement with a five year option.

In connection with an acquisition (Note 2), the Company assumed a facility lease used in the operations of the acquired business. The terms of the lease provide for annual minimum lease payments of $172,000 plus operating expenses through April 30, 2003. On November 9, 1998, in accordance with the terms of the lease, the Company notified the landlord of its intent to terminate the lease effective December 31, 1998.

The Company leases various equipment under noncancellable operating leases.

Rent expense for the years ended September 30, 1998 and 1997 was $852,000 and $759,000, respectively, which included $419,000 associated with leases from related parties in both 1998 and 1997. As of September 30, 1998, minimum rental payments under operating leases for facilities and equipment are as follows:

                                     Related Party         Third Party
                                     -------------         -----------
               1999                       $105,000         $   556,000
               2000                              -             490,000
               2001                              -             449,000
               2002                              -             411,000
               2003                              -             334,000
               Remainder                         -              25,000
                                          --------          ----------
               Total                      $105,000          $2,265,000
                                          ========          ==========

The Company subleases a portion of its facility at its principal location. As of September 30, 1998, minimum rentals to be received under the sublease through 1999 are $19,000.

Capital Leases:
---------------

At September 30, 1998 and 1997, the Company was obligated under capital leases for equipment having an aggregate book value of $156,000 and $328,000, respectively. The following schedule summarizes the future minimum lease payments:

         Years Ending September 30,                                1998
         --------------------------                                ----
         1999                                                    $ 65,000
         2000                                                      50,000
         2001                                                      50,000
         2002                                                      13,000
         2003                                                           -
                                                                 --------
         Subtotal                                                 178,000
         Less amount representing interest                        (21,000)
                                                                 --------
         Present value of minimum lease obligations               157,000
         Less current portion                                     (53,000)
                                                                 --------

         Capital leases payable - long-term portion              $104,000
                                                                 ========

NOTE 13 - STOCK ISSUANCE

On January 30, 1998, the Company completed a private placement, whereby it issued 582,000 shares of common stock. The common stock was issued for cash of $6.50 per share for aggregate proceeds of $3,783,000. When restated for the exchange ratio used in the Acquisition of 2.58 shares, the equivalent number of shares issued was 1,501,560 and the issuance price was $2.52. The proceeds were used to repay outstanding bank borrowings under the Company's line of credit.

NOTE 14 - STOCK OPTIONS:

The Company has an Incentive Stock Option Plan established in 1983 ("1983 Plan"), and a Long-Term Incentive Plan and a Non-Employee Director Stock Option Plan established in 1995 (collectively the "1995 Plans"). The Long-Term Incentive Plan provides for the granting of options, restricted stock and/or performance awards to key employees and the Non-Employee Director Stock Option Plan provides for the granting of options to outside members of the Board of Directors to purchase common stock of the Company at the fair market value at the date of the grant. As of September 30, 1998, there were 720,000 and 21,000 shares of common stock reserved under the Long-Term Incentive Plan and the Non-Employee Director Stock Option Plan, respectively. There are 38,975 exercisable options outstanding at September 30, 1998 in the Long-Term Incentive Plan. There are no exercisable options or stock appreciation rights outstanding under the 1983 Plan at September 30, 1998. No additional options can be granted under the 1983 Plan. The Non-Employee Director Stock Option Plan was amended effective with the Acquisition to prohibit future granting of options.

The Company also has a 1991 Stock Option Plan, the ("1991 Plan") and a 1996 Stock Option Plan, the ("1996 Plan"). The 1991 Plan has 25,800 exercisable shares that are outstanding. The 1996 Plan has 41,280 shares outstanding of which 31,992 are exercisable.

Options under all of the aforementioned Plans generally vest over a three to five year period and expire after ten years.

Stock option activity is summarized as follows:

                                       1983         Weighted Average            1995         Weighted Average
                                       Plan          Exercise Price             Plans         Exercise Price
                                       ----          --------------             -----         --------------
Balance at Sept. 30, 1996             28,000               $3.87                22,500               $3.23
   Granted                                 -                   -                16,850                2.25
   Expired                                 -                   -                     -                   -
   Forfeited                               -                   -                     -                   -
Balance at Sept. 30, 1997             28,000                3.87                39,350                2.81
   Exercised                         (25,000)               4.00                     -                   -
   Granted                                 -                   -                     -                   -
   Expired                            (3,000)               2.75                 (375)                2.25
   Forfeited                               -                   -                     -                   -
Balance at Sept. 30, 1998                  -                   -                38,975                2.82

                                       1991         Weighted Average            1996         Weighted Average
                                       Plan          Exercise Price             Plan          Exercise Price
                                       ----          --------------             ----          --------------
Balance at Sept. 30, 1996            113,520               $1.19                15,480               $3.37
   Granted                                 -                   -                46,440                3.34
   Expired                           (10,320)               1.52                     -                   -
   Forfeited                         (25,800)               1.58                     -                   -
Balance at Sept. 30, 1997             77,400                1.01                61,920                3.35
   Exercised                         (51,600)               1.14                     -                   -
   Granted                                 -                   -                     -                   -
   Expired                                 -                   -                     -                   -
   Forfeited                               -                   -               (20,640)               3.31
Balance at Sept. 30, 1998             25,800                0.75                41,280                3.37

Total shares of common stock reserved pursuant to the aforementioned Plans are 151,055.

The weighted average grant date fair value of options granted during 1997 was $4.60 for the 1996 Plan and $1.03 for the 1995 Plans. There were no options granted in 1998.

The Black-Scholes model was used to estimate the fair value of the options. Significant assumptions include a risk-free interest rate of 7.5 percent and an expected life equal to the term of the options.

The following summarizes information about stock options outstanding at September 30, 1998:

                                              1998
                                             Number               Range of            Weighted Average
                                           Outstanding        Exercises Prices         Remaining Life
                                           -----------        ----------------         --------------
1983 Option Plan                                  -                         -                     -
1995 Option Plans                            38,975            $2.25 to $3.94             4.4 years
1991 Option Plan                             25,800                     $0.75             2.3 years
1996 Option Plan                             41,280                     $3.37             8.1 years
                                            -------
                                            106,055            $0.75 to $3.94                     -
                                            =======

The Company does not recognize compensation costs for its stock option plan in the determination of net income. Had compensation costs been determined based on the fair value at the grant dates for awards under the plan, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended September 30, 1998 and 1997:

                                             Basic and diluted
                                                  (loss)
                                                 earnings
                           Net income            per share
                           ----------            ---------
1998:
As reported                 $(822,000)             $(.27)
Pro forma                   $(822,000)             $(.27)

1997:
As reported                 $ 120,000              $ .06
Pro forma                   $ 114,000              $ .06

On October 5, 1998, the Compensation Committee of the Board of Directors approved the award of 414,000 options at $3.00 per share.

NOTE 15 - STOCK PURCHASE PLAN:

The Company reserved 100,000 shares of common stock for sale to eligible employees through payroll deductions over six month periods pursuant to the 1983 Employee Stock Purchase Plan (the "Purchase Plan"). The purchase price is the lower of 90% of the fair market value of the stock on the first or last day of the purchase period. Under the Purchase Plan, zero and 1,350 shares were issued in 1998 and 1997, at an average price in 1997 of $2.16. At September 30, 1998 and 1997, there were 64,468 shares available for future purchase.

NOTE 16 - RESTRUCTURING  COSTS

During fiscal 1998, the Company recorded nonrecurring charges of $1,096,000 in connection with the ongoing restructuring of the Company's operations. The restructuring will combine, integrate, and reengineer Company's processes, policies and procedures. Costs incurred consisted primarily of severance costs and other employee benefits, professional fees and relocation expenses. Total restructuring costs included in other accrued expenses at September 30, 1998 was $485,000.

NOTE 17 - INCOME TAXES:

The income tax provision (benefit) for the years ended September 30, 1998 and 1997 consisted of the following:

                                 1998                1997
                               ---------           -------
  Current:
     Federal                   $(163,000)          $51,000
     State                       (40,000)           10,000
  Deferred:
     Federal                    (242,000)           10,000
     State                       (45,000)            1,000
                               ---------           -------

                               $(490,000)          $72,000
                               =========           =======

The Company's deferred tax assets by tax jurisdiction are as follows:

                                       September 30,
                                       -------------
                                  1998               1997
                                --------           --------
             Federal            $442,000           $221,000
             State                82,000             43,000
                                --------           --------

             Total              $524,000           $264,000
                                ========           ========

Deferred tax assets and liabilities consist of the following:

                                                               September
                                                         1998             1997
                                                      ----------        --------
             Deferred compensation                    $  121,000        $111,000
             Accrued vacation                            127,000         134,000
             Property held for sale                     (287,000)              -
             Net operating losses and tax credits      1,294,000               -
             Other, net                                    1,000          19,000
                                                      ----------        --------
                Sub-total                             $1,256,000        $264,000
             Less:  Valuation allowance                 (732,000)              -
                                                      ----------        --------
                                                      $  524,000        $264,000
                                                      ==========        ========

The provision (benefit) for income taxes from income (loss) from continuing operations in 1998 and 1997 varied from the U.S. statutory rate for the following reasons:

                                                                   1998           1997
                                                                   ----           ----
  Federal statutory rate                                           34.0%          34.0%
  State income taxes, net of federal tax benefit                    4.0            4.0
  Other, net                                                        (.7)           (.5)
                                                                   ----           ----

                                                                   37.3%          37.5%
                                                                   ====           ====

As a result of limitations under the Internal Revenue Service Tax Code and uncertainties as to the Company's ability to generate sufficient taxable income in future periods, a portion of the NOLs acquired in the Acquisition have been reserved through a valuation allowance. To the extent that the reserved NOLs become realized, the corresponding tax benefits will be used to reduce goodwill.

The Company's available net operating loss carryforwards and tax credits will expire from 2009 through 2018.

NOTE 18 - CONCENTRATIONS OF CREDIT RISK:

As of September 30, 1998 and 1997, the Company had funds on deposit in excess of the federally insured amount with NationsBank. Approximately 96 percent of the Company's revenues are generated from contracts with U.S. Government agencies or U.S. Government contractors.

NOTE 19 - RELATED PARTY TRANSACTIONS

Related party transactions related to facility leases are disclosed in Note 12. In addition, the Company entered into agreements with a corporation in which certain of the principals were related to an officer of the Company's predecessor, S.T. Research Corporation. The customer was placed into receivership and did not possess the financial capacity to pay the Company thereby resulting in bad debt losses of $155,000 in 1998. The total revenue recognized from these agreements during fiscal years

1998 and 1997 was approximately $110,000. The balance of the bad debt losses related to equipment which was purchased for the agreements and sold to the customer.

NOTE 20 - FAIR VALUES OF FINANCIAL INSTRUMENTS:

Based on existing rates, economic conditions and the short maturities, the carrying amounts of all the financial instruments at September 30, 1998 and 1997 are reasonable estimates of their fair values. The Company's financial instruments include cash and cash equivalents, accounts receivable, the note payable - line of credit, accounts payable and the capital lease obligations.

NOTE 21 - NEW ACCOUNTING PRONOUNCEMENTS:

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 129, "Disclosure of Information about Capital Structure," for fiscal years ending after December 15, 1997. The provisions of SFAS No. 129 established standards for disclosing information about an entity's capital structure.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," for fiscal years beginning after December 15, 1997. The provisions of SFAS No. 130 establish standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements and displayed with the same prominence as other financial statements. The provisions of SFAS No. 131 establish standards for the way that enterprises report information about operating segments in annual financial statements and required that selected information about operating segments in interim financial statements be reported. It also establishes standards for related disclosure about products and services, geographic areas, and major customers.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement significantly changes current financial statement disclosure requirements from earlier statements. Some of the more significant effects of SFAS No. 132 which will affect the Company's disclosures are that it:

         (1) standardizes the disclosure requirements for pensions and other postretirement benefits and presents them in one footnote;
         (2) requires that additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets;
         (3) eliminates certain disclosures that are no longer considered useful, including general descriptions of the plans and; revises disclosures about defined-contribution plans.

On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes a new model for accounting for derivatives and hedging. The new standard requires enhanced disclosure of accounting policies for derivative financial instruments and derivative commodity instruments in the footnotes to the financial statements. In addition, the standard expands disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments.

The Company has adopted SFAS No. 129 for the fiscal year ended September 30, 1998, and will adopt SFAS Nos. 130, 131, and 132 beginning October 1, 1998. The Company will adopt Statement No. 133 effective October 1, 1999. The Company believes that the adoption of these statements will not have a material effect on the Company's consolidated financial position or results of operations.

NOTE 22 - EXPORT SALES/FOREIGN OPERATIONS:

The Company had export sales to various countries which amounted to $335,000 and $2,843,000 in 1998 and 1997, respectively. The Company has no foreign operations.

SIGNATURES
----------

       Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SENSYS TECHNOLOGIES INC.
                                    (Registrant)

                                    By: /s/ S. Kent Rockwell
                                       ----------------------------------------
                                        S. Kent Rockwell
                                        Chief Executive Officer and
                                        Vice Chairman of the Board of Directors
                                        (principal executive officer)

Date: December 28, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                  Title

/s/ S.R. Perrino                              Chairman of the Board of Directors
---------------------------------
S.R. Perrino
Date:  December 28, 1998


/s/ Robert R. Bower                           Sr. Vice President, CFO
---------------------------------              and Treasurer
Robert R. Bower
Date:  December 28, 1998


/s/ Admiral James B. Busey, Jr                Director
---------------------------------
Admiral James B. Busey, Jr.
Date:  December 28, 1998

/s/ Charles Bernard                           Director
---------------------------------
Charles Bernard
Date:  December 28, 1998


/s/ Thomas R. Ory                             Director
---------------------------------
Thomas R. Ory
Date:  December 28, 1998


/s/ Philip H. Power                           Director
---------------------------------
Philip H. Power
Date:  December 28, 1998


/s/ John D. Sanders                           Director
---------------------------------
John D. Sanders
Date:  December 28, 1998

                                INDEX TO EXHIBITS

Exhibit No.                        Description
-----------                        -----------

2.1 Agreement and Plan of Merger, dated as of December 23, 1997 by and among the Company, DEI Merger Sub, Inc. and S.T. Research Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on December 29, 1997, File No. 000-08193).

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on June 15, 1998, File No. 000-08193).

3.2      By-Laws, as amended (filed herewith)

4.1      Specimen Stock Certificate for Common Stock (filed herewith)

10.1 Sensys Technologies Inc. Long-Term Incentive Plan, as amended (incorporated by reference to the registration statement filed on Form S-8 filed with the Securities and Exchange Commission on October 5, 1998, Registration No. 333-65351).

10.2 Form of Incentive Stock Option Agreement under Long-Term Incentive Plan (filed herewith)

10.3 1996 Employee Incentive Stock Option Plan of S.T. Research Corporation (filed herewith)

10.4 1996 Director Incentive Stock Option Plan of S.T. Research Corporation (filed herewith)

10.5 1991 Incentive Stock Option Plan of S.T. Research Corporation (filed herewith)

10.6 Non-Qualified Stock Option Agreement with Mr. Thomas R. Ory, dated November 8, 1989 (filed as exhibit 10.607 to the 1993 Form 10-K and incorporated herein by reference)

10.7 Non-Qualified Stock Option Agreement with Mr. Charles G. Stanich, dated November 8, 1989 (filed as exhibit 10.608 to the 1993 Form 10-K and incorporated herein by reference)

10.8     Stock Option Agreement with Charles Bernard (filed herewith)

Exhibit No.                        Description
-----------                        -----------

10.9     Stock Option Agreement with John Sanders (filed herewith)

10.10    Stock Option Agreement with Robert R. Bower (filed herewith)

10.11    Sensys Technologies Inc. 401(k) Profit Sharing Plan (filed herewith)

10.12    Employment Agreement with Thomas R. Ory  (filed herewith)

10.13    Employment Agreement with Charles Stanich  (filed herewith)

10.14    Credit Line Agreement with NationsBank, N.A. (filed herewith)

10.15 Lease dated December 1, 1985 for premises in Newington, Virginia (filed herewith)

10.16 Lease dated December 11, 1989 for premises in Newington, Virginia (filed herewith)

10.17 Lease dated August 24, 1998 for premises in Newington, Virginia (filed herewith)

10.18 Lease dated December 1, 1998 for premises in Ann Arbor, Michigan (filed herewith)

10.19 Agreement for the sale of real estate located at 300 Parkland Plaza, Ann Arbor, Michigan, dated December 1, 1998 (filed herewith)

10.20    Agreement with Donald Reiser (filed herewith)

27       Financial Data Schedule (filed herewith)