Form 10KSB/A
period 1998-09-30
SENSYS TECHNOLOGIES INC
filed 1999-01-14
CIK 26537

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                   FORM 10-KSB/A
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

                    SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES
                         FORM 10-KSB/A ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                TABLE OF CONTENTS

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

                    SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       September 30,          September 30,
                                                                                           1998                    1997
                                                                                       -------------          -------------
CURRENT LIABILITIES
    Note payable - line of credit (Note 8)                                              $ 2,049,000            $ 3,911,000
    Accounts payable                                                                      2,554,000              2,880,000
    Accrued salaries, benefits, and related expenses                                      1,199,000                922,000
    Deferred compensation (Note 9)                                                          319,000                291,000
    Other accrued expenses (Note 16)                                                        619,000                174,000
    Mortgage payable (Note 11)                                                              220,000                      -
    Capital leases (Note 12)                                                                 53,000                 76,000
                                                                                        -----------            -----------

          TOTAL CURRENT LIABILITIES                                                       7,013,000              8,254,000

LONG-TERM LIABILITIES
    Capital leases (Note 12)                                                                104,000                 14,000
                                                                                        -----------            -----------

STOCKHOLDERS' EQUITY (Notes 2 and 13) Common Stock, at September 30, 1998, $.01
    par value, authorized 5,000,000 shares; issued and outstanding 3,961,271 shares; at September 30, 1997, $.01 par value, authorized
    3,000,000 shares; issued and outstanding 1,867,383 shares                                40,000                 19,000
    Additional paid-in capital                                                            6,858,000              1,286,000
    Retained earnings                                                                       409,000              1,231,000
                                                                                        -----------            -----------

                                                                                          7,307,000              2,536,000
                                                                                        -----------            -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $14,424,000            $10,804,000
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

SIGNATURES
----------

       Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date: January 12, 1999

                          [intentionally left blank]

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

3.2      By-Laws, as amended *

4.1      Specimen Stock Certificate for Common Stock *

10.1 Sensys Technologies Inc. Long-Term Incentive Plan, as amended (incorporated by reference to the registration statement filed on Form S-8 filed with the Securities and Exchange Commission on October 5, 1998, Registration No. 333-65351).

10.2     Form of Incentive Stock Option Agreement under Long-Term Incentive Plan
         *

10.3     1996 Employee Incentive Stock Option Plan of S.T. Research Corporation
         *

10.4     1996 Director Incentive Stock Option Plan of S.T. Research Corporation
         *

10.5     1991 Incentive Stock Option Plan of S.T. Research Corporation *

10.6 Non-Qualified Stock Option Agreement with Mr. Thomas R. Ory, dated November 8, 1989 (filed as exhibit 10.607 to the 1993 Form 10-K and incorporated herein by reference)

10.7 Non-Qualified Stock Option Agreement with Mr. Charles G. Stanich, dated November 8, 1989 (filed as exhibit 10.608 to the 1993 Form 10-K and incorporated herein by reference)

10.8     Stock Option Agreement with Charles Bernard *

Exhibit No.                        Description
-----------                        -----------

10.9     Stock Option Agreement with John Sanders *

10.10    Stock Option Agreement with Robert R. Bower *

10.11    Sensys Technologies Inc. 401(k) Profit Sharing Plan *

10.12    Employment Agreement with Thomas R. Ory *

10.13    Employment Agreement with Charles Stanich *

10.14    Credit Line Agreement with NationsBank, N.A. *

10.15    Lease dated December 1, 1985 for premises in Newington, Virginia
         *

10.16    Lease dated December 11, 1989 for premises in Newington, Virginia
         *

10.17    Lease dated August 24, 1998 for premises in Newington, Virginia
         *

10.18    Lease dated December 1, 1998 for premises in Ann Arbor, Michigan
         *

10.19 Agreement for the sale of real estate located at 300 Parkland Plaza, Ann Arbor, Michigan, dated December 1, 1998 *

10.20    Agreement with Donald Reiser *

27       Financial Data Schedule *

* Incorporated by reference to the Company's annual report filing on Form 10-KSB, filed on December 29, 1998.