Form 10-Q/A
period 1998-06-30
SENSYS TECHNOLOGIES INC
filed 1999-02-11
CIK 26537

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q/A

Mark One

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For Quarterly Period Ended June 30, 1998

                                       or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the Transition period from                 to
                               ---------------    ----------------
Commission File Number 000-08193

                            SENSYS TECHNOLOGIES INC.
                 (FORMERLY KNOWN AS DAEDALUS ENTERPRISES, INC.)
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                               38-1873250
         --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

                 8419 Terminal Road, Newington, Virginia  22122-1430
                 ----------------------------------------------------
                (Address of principal executive offices)   (Zip Code)

          Registrant's telephone number, including area code (703) 550-7000

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X         No
                                   ------        ------

       As of July 31, 1998, there were 3,961,271 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                   SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
-------
                                                                                  Pages
                                                                                  -----
Condensed Consolidated Balance Sheet at
     June 30, 1998 and September 30, 1997.......................................  1 - 2

Condensed Consolidated Statement of Operations for the
     Three Months Ended June 30, 1998 and June 30, 1997........................       3

Condensed Consolidated Statement of Operations for the
     Nine Months Ended June 30, 1998 and June 30, 1997.........................       4

Condensed Consolidated Statement of Cash Flows for the
     Nine Months Ended June 30, 1998 and June 30, 1997..........................      5

Condensed Consolidated Statement of Stockholders' Equity for the
     Nine Months Ended June 30, 1998............................................      6

Notes to Condensed Consolidated Financial Statements............................  7 - 9


Item 2.    Management's Discussion and Analysis of Results of
-------    Operations and Financial Condition...................................10 - 12


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings....................................................     13
------

Item 4.    Submission of Matters to a Vote of Security Holders..................     13
------

Item 5.    Other Information....................................................13 - 14
------

Item 6.    Exhibits and Reports on Form 8-K.....................................14 - 16
------

Signatures .....................................................................     17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET


(In Thousands, Except Share and Per Share Data)
                                                        June 30,               September 30,
                                                         1998                       1997
                                                       -----------             -------------
ASSETS                                                  (Unaudited)                  *
CURRENT ASSETS
  Cash and cash equivalents                        $        2,544             $          140
  Accounts receivable                                       2,439                      2,916
  Unbilled contract costs, net                              3,462                      6,198
  Inventories  (Note 3)                                       723                        111
  Deferred tax asset                                          302                        264
  Other current assets                                         79                        108
  Refundable and prepaid income taxes                         378                         75
                                                       -----------              -------------

                 TOTAL CURRENT ASSETS                       9,927                      9,812

PROPERTY AND EQUIPMENT                                      1,593                        932

OTHER ASSETS
  Costs in excess of net assets acquired                      413                          -
  Land and building held for sale                           1,500                          -
  Deferred tax asset                                          169                          -
  Other assets                                                 61                         60
                                                       -----------              -------------

                 TOTAL ASSETS                           $  13,663            $        10,804
                                                       ===========              =============



* The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                                                   June 30,                      September 30,
                                                                                     1998                               1997
                                                                               -------------                     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                             (Unaudited)                             *
CURRENT LIABILITIES
  Note payable - line of credit (Note 4)                                   $        1,100                     $        3,911
  Accounts payable                                                                  2,597                              2,880
  Accrued salaries, benefits, and related expenses                                  1,628                              1,213
  Other accrued expenses                                                              706                                174
  Current portion of mortgage debt                                                     21                                  -
  Capital leases                                                                       43                                 76
                                                                               -----------                       ------------

          TOTAL CURRENT LIABILITIES                                                 6,095                              8,254

LONG-TERM LIABILITIES
  Mortgage debt                                                                       202                                  -
  Capital leases                                                                      120                                 14

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Notes 2 and 5)
  Common Stock, at June 30, 1998, $.01 par value, authorized
   5,000,000 shares; issued and outstanding 3,961,271 shares;
  at September 30, 1997, authorized 3,000,000, issued and
  outstanding 1,867,383 shares                                                         40                                 19
  Additional capital                                                                6,858                              1,286
  Retained earnings                                                                   348                              1,231
                                                                               -----------                       ------------

                                                                                    7,246                              2,536
                                                                               -----------                       ------------

                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    13,663                       $     10,804
                                                                               ===========                       ============


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

SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

                                                               Three Months                      Three Months
                                                                   Ended                             Ended
                                                                 June 30,                          June 30,
                                                                  1998                               1997
                                                             ----------------                 ------------------
                                                               (Unaudited)                         (Unaudited)
REVENUE
  Contract revenue                                            $         3,756                      $            5,782

COSTS AND EXPENSES
  Cost of revenues                                                      3,349                                   5,430
  General and administrative expenses                                     933                                     674
  Restructuring costs (Note 6)                                            879                                       -
                                                              ----------------                     ------------------

                 Total costs and expenses                               5,161                                   6,104
                                                              ----------------                     ------------------

LOSS FROM OPERATIONS                                                  (1,405)                                   (322)

OTHER INCOME (EXPENSES)
  Interest expense, net                                                   (9)                                    (90)
                                                              ----------------                     ------------------

LOSS BEFORE INCOME TAXES                                              (1,414)                                   (412)

INCOME TAX BENEFIT                                                        499                                     154
                                                              ----------------                     ------------------

NET LOSS                                                      $          (915)                     $             (258)
                                                              ================                     ==================

PER SHARE AMOUNT (Note 8)
  Basic and diluted earnings (loss) per share                 $         (0.26)                     $           (0.14)
                                                              ================                     ==================


The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

                                                           Nine Months                        Nine Months
                                                              Ended                              Ended
                                                            June 30,                           June 30,
                                                              1998                               1997
                                                      ------------------                ---------------------
                                                          (Unaudited)                         (Unaudited)
REVENUE
  Contract revenue                                   $         16,095                  $         16,868

COSTS AND EXPENSES
  Cost of revenues                                             13,992                            15,078
  General and administrative expenses                           2,431                             1,920
  Restructuring costs (Note 6)                                    879                                 -
                                                      ------------------               ---------------------

       Total costs and expenses                                17,302                            16,998
                                                      ------------------               ---------------------

LOSS FROM OPERATIONS                                           (1,207)                             (130)

OTHER INCOME (EXPENSES)
  Interest expense, net                                         (156)                              (245)
                                                      ------------------               ---------------------

LOSS BEFORE INCOME TAXES                                      (1,363)                              (375)

INCOME TAX BENEFIT                                               480                                140
                                                      ------------------               ---------------------

NET LOSS                                              $         (883)                  $           (235)
                                                      ==================               =====================

PER SHARE AMOUNT (Note 8)
  Basic and diluted earnings (loss) per share         $        (0.32)                  $          (0.13)
                                                      ==================               ====================

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands, Except Share and Per Share Data)


                                                                                 Nine Months            Nine Months
                                                                                    Ended                  Ended
                                                                                   June 30,              June 30,
                                                                                     1998                  1997
                                                                         ---------------------------------------------
                                                                                 (Unaudited)            (Unaudited)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        $           2,729           $         685

                                                                         ---------------------------------------------

Cash flows from investing activities:
 Merger expenses, net of cash acquired                                                 (124)                       -
 Acquisitions of property and equipment                                                (299)                    (326)
                                                                         ---------------------------------------------

            NET CASH USED IN INVESTING ACTIVITIES                                      (423)                    (326)
                                                                         ---------------------------------------------

Cash flows from financing activities:

 Net (payments) proceeds under line of credit                                        (3,690)                   1,163
 Principal payments on mortgage debt                                                    (22)                       -
 Principal payments on capital lease obligations                                        (26)                     (99)
 Net proceeds of private placement of common stock                                    3,777                        -
 Proceeds of stock option exercises                                                      59                        -
                                                                         ---------------------------------------------

            NET CASH PROVIDED BY FINANCING ACTIVITIES                                     98                   1,064
                                                                         ---------------------------------------------

Increase in cash and cash equivalents                                      $           2,404           $          53
                                                                         =============================================

Supplemental schedule of non-cash investing and financing activities:

Equipment acquired with capital lease obligations                          $             120          $            -
                                                                         =============================================

Details of the merger (Note 2)
     Fair value of assets acquired                                         $           3,373          $            -
                                                                                                      ================
     Fair value of liabilities assumed                                                 1,485                       -
                                                                           ------------------         ----------------
     Net assets acquired                                                               1,888                       -
     Merger expenses                                                                    (131)                      -
                                                                           ------------------
     Stock issued in connection with the                                   $           1,757          $            -
                                                                         =============================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the nine months ended June 30, 1998

(In Thousands, Except Share and Per Share Data)

(Unaudited)

                                                                               Additional                               Total
                                                               Common            Paid-in          Retained          Stockholders'
                                                                Stock            Capital          Earnings             Equity
                                                        ---------------     ---------------    -------------      --------------
BALANCE AT SEPTEMBER 30, 1997                            $          19      $         1,286    $       1,231      $       2,536

Net loss                                                                                               (883)               (883)
Issuance of stock, net of related expenses of $6 (Note              15                3,762                               3,777
Merger, including par value adjustment (Note 2)                      5                1,752                               1,757
Exercise of stock options                                            1                   58                                  59
                                                        ---------------     ---------------    -------------      --------------

BALANCE AT JUNE 30, 1998                                 $          40      $         6,858    $         348      $       7,246
                                                        ===============     ===============    =============      ==============

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

2.   ACQUISITION

On June 9, 1998, Daedalus Enterprises, Inc. ("DEI") merged with S. T. Research Corporation ("STR"). In connection with the merger, DEI changed its name to Sensys Technologies Inc. (the "Company"). While DEI was the legal acquiror, the merger was accounted for as a reverse acquisition purchase whereby STR was deemed to have acquired DEI for financial reporting purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements presented for periods prior to the merger date are the financial statements of STR except for stockholders' equity which has been retroactively restated for the equivalent number of shares of the legal acquiror. An adjustment has also been made to adjust the par value of the outstanding shares with an offset to additional paid-in capital. Because of the accounting treatment herein described, the financial statements differ from the consolidated financial statements of DEI as previously reported. The operations of DEI have been included in the financial statements from the date of the merger. In connection with the merger, the Company changed its fiscal year-end from July 31 to September 30.

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

                                                          1998          1997
                                                          ----          ----
        Revenue                                       $ 17,318       $  19,052
        Net loss                                      $ (1,167)      $    (317)
        Basic earnings (loss) per share               $  (0.35)      $    (0.13)

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the companies had been combined during the periods presented and is not intended to be a projection of future results.

3.  INVENTORIES

Inventories are valued at the lower of cost or market using the first-in, first-out method and consisted of the following:

                                                         June 30,          September 30,
                                                           1998                1997
                                                 -----------------     ----------------
          Materials                                 $        703          $         107
          Work in process                                     20                      4
                                                    --------------        -------------
                                                    $        723          $         111
                                                    ==============        =============

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

6.   RESTRUCTURING COSTS

During the third quarter of fiscal 1998, the Company recorded nonrecurring charges of $879 in connection with the ongoing restructuring of the Company's operations. The restructuring will combine, integrate, and reengineer Company's processes, policies and procedures. Costs incurred consisted primarily of severance costs and other employee benefits, professional fees and relocation expenses. Total restructuring costs included in other accrued expenses at June 30, 1998 was $655.

7.   EARNINGS (LOSS) PER SHARE

The computation of net earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the periods presented. The weighted average number of shares used in the computation was 3,539,374 and 1,867,383 for the three-month periods ended June 30, 1998 and 1997, respectively. The weighted average number of shares used in the computation was 2,771,746 and 1,867,383 for the nine-month periods ended June 30, 1998 and 1997, respectively. No adjustments were made to either net earnings (loss) or the number of shares outstanding in calculating earnings
(loss) per share as such adjustments would have been antidilutive. The weighted average shares outstanding were adjusted to reflect the conversion of STR common stock in connection with the merger.

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

Net interest expense of $245 for the nine months ended June 30, 1997, decreased 36.3% to $156 for the nine months ended June 30, 1998. Net interest expense of $90 for the three months ended June 30, 1997, decreased 90.0% to $9 for the three months ended June 30, 1998. The decreases were a result of a repayment of the Company's outstanding line of credit borrowings due to proceeds of $3,783 from STR's private placement of common stock, completed on January 30, 1998.

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

On January 30, 1998, STR completed a private placement, whereby it issued 582,000 shares of common stock. The common stock was issued for cash of $6.50 per share for aggregate proceeds of $3,783. When restated for the exchange ratio used in the merger, the Company's equivalent number of shares issued was 1,501,560 and the issuance price was $2.52. The proceeds were used to pay outstanding bank borrowings under the Company's line of credit. Subsequent to the merger, the Company also repaid DEI's existing note payable to bank in the amount of $879. Cash flows provided by financing activities of $98 for the nine months ended June 30, 1998 were primarily a result of the proceeds on the private placement offset by the subsequent repayment of outstanding borrowings.

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

PRO FORMA COMBINED STATEMENT OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                       Sensys                   DEI
                                                       For The                 For The
                                                     Nine Months             Nine Months
                                                       Ended                    Ended
                                                      June 30,                April 30,                              Pro Forma
                                                       1998                     1998             Adjustments         Combined
                                                    -------------          -------------       -------------       -------------
REVENUE
  Contract revenue                                     $16,095               $1,223                                $     17,318

COSTS AND EXPENSES
  Cost of revenues                                      13,992                1,014           $       (30) a             14,976
  General and administrative expenses                    2,431                  815                  (184) b              3,062
  Restructuring costs                                      879                    -                                         879
                                                    -----------          -----------            ----------          ------------
         Total costs and expenses                       17,302                1,829                  (214)               18,917
                                                    -----------          -----------            ----------         -------------

INCOME (LOSS) FROM OPERATIONS                           (1,207)               (606)                   214                (1,599)

OTHER INCOME (EXPENSES)
  Interest expense                                        (156)                (47)                                        (203)
                                                    -----------          -----------           -----------         -------------

INCOME (LOSS) BEFORE INCOME TAXES                       (1,363)               (653)                   214                (1,802)

INCOME TAX BENEFIT (PROVISION)                             480                    -                   155 c                 635
                                                    -----------          -----------                               -------------


NET INCOME (LOSS)                                    $    (883)         $     (653)           $       369          $     (1,167)
                                                    ===========          ===========           ===========         =============

PER SHARE AMOUNT
  Basic and diluted earnings (loss) per share        $   (0.32)         $    (1.22)                                $      (0.35)
                                                    ===========          ===========                               =============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING
  Basic and diluted                                  2,771,746             534,451                                    3,306,197


Adjustments to the Pro Forma Combined Statement of Operations for the nine months ended June 30, 1998 in connection with the merger are presented below:


                                                                                   Increase in income
                                                                                   ------------------
     a.  As a result of recording land and building and machinery and equipment at fair market value and assigning new useful lives,
         depreciation expense is decreased on a pro forma basis.                        $    30



     b.  Merger related expenses, included in DEI's results of operations,
         are eliminated.                                                                $   184



     c.  Pro forma income tax effect of consolidating the companies, which includes the tax effect of pro forma adjustments as well as the tax benefit of utilizing DEI's current year losses to reduce taxable
         income of the Company.                                                         $   155


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

     27       Financial Data Schedule.

     99.1     Interim Financial Statements of Daedalus Enterprises, Inc.
              (incorporated by reference to the Company's Quarterly Report on Form
              10-Q for the quarter ended April 30, 1998, filed with the Securities and Exchange Commission on June 16, 1998, File No. 000-08193).

     99.2 Unaudited Pro Forma Combined Statement of Operations for the year ended September 30, 1997 (incorporated by reference to the Company's
              Registration Statement of Form S-4 Amendment No. 2 filed with the
              Securities and Exchange Commission on May 12, 1998, File No.
              333-47333).

(b) Reports on Form 8-K. Form 8-K filed on June 15, 1998 related to the merger between DEI and STR.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officers thereunto duly authorized.

                                                 SENSYS TECHNOLOGIES INC.


February 10, 1999                   By:         /s/ S. Kent Rockwell
                                       ---------------------------------
                                                 S. Kent Rockwell
                                                 Vice-Chairman and
                                                 Chief Executive Officer

                                    By:         /s/ Robert R. Bower
                                       ---------------------------------
                                                 Robert R. Bower
                                       Chief Financial Officer & Treasurer