Form 10QSB
period 1998-12-31
SENSYS TECHNOLOGIES INC
filed 1999-02-16
CIK 26537

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  ----------

                                 FORM 10-QSB

Mark One

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For Quarterly Period Ended December 31, 1998
                                       or

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

                               Yes  /X/          No
                                   -----           ----

           As of February 3, 1999, there were 3,968,271 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                    SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                                                                                              Pages
                                                                                                              -----

Condensed Consolidated Balance Sheet at
        December 31, 1998 and September 30, 1998.......................................................         3-4

Condensed Consolidated Statement of Operations for the
        Three Months Ended December 31, 1998 and December 31, 1997....................................            5

Condensed Consolidated Statement of Stockholders' Equity for the
        Three Months Ended December 31, 1998...........................................................           6

Condensed Consolidated Statement of Cash Flows for the
        Three Months Ended December 31, 1998 and December 31, 1997....................................            7

Notes to Condensed Consolidated Financial Statements...................................................         8-9

Item 2.     Management's Discussion and Analysis of Results of
-------     Operations and Financial Condition.........................................................        9-11

PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K...........................................................          12
-------

Signatures ............................................................................................          13

                    SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                        December 31,       September 30,
                                                            1998               1998
                                                       -------------      --------------
                                                        (Unaudited)             *
CURRENT ASSETS
  Cash and cash equivalents                             $   178,000        $   112,000
  Accounts receivable                                     5,173,000          5,082,000
  Unbilled contract costs, net                            4,978,000          3,826,000
  Inventories  (Note 3)                                     488,000            536,000
  Deferred tax asset                                        295,000            288,000
  Other current assets                                      104,000             89,000
  Refundable and prepaid income taxes                       311,000            311,000
                                                        -----------        -----------

             TOTAL CURRENT ASSETS                        11,527,000         10,244,000

PROPERTY AND EQUIPMENT                                    1,609,000          1,647,000

OTHER ASSETS
  Deferred tax asset                                         83,000            236,000
  Costs in excess of net assets acquired                    717,000            782,000
  Property held for resale (Note 5)                               -          1,446,000
  Other assets                                               94,000             69,000
                                                        -----------        -----------

             TOTAL ASSETS                               $14,030,000        $14,424,000
                                                       =============      ==============


*The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these consolidated financial statements.

                    SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                        December 31,       September 30,
                                                            1998               1998
                                                       -------------      --------------
                                                        (Unaudited)             *
CURRENT LIABILITIES
  Note payable - line of credit                         $ 1,611,000        $ 2,049,000
  Accounts payable                                        2,790,000          2,554,000
  Accrued salaries, benefits, and related expenses        1,292,000          1,199,000
  Deferred compensation                                     327,000            319,000
  Other accrued expenses                                    260,000            619,000
  Mortgage payable (Note 5)                                       -            220,000
  Capital leases                                             46,000             53,000
                                                        -----------        -----------

             TOTAL CURRENT LIABILITIES                    6,326,000          7,013,000

LONG-TERM LIABILITIES
    Capital leases                                          104,000            104,000
                                                       -------------      --------------

STOCKHOLDERS' EQUITY (Note 2)
  Common Stock, at December 31, 1998,
  $.01 par value, authorized 5,000,000
  shares; issued and outstanding 3,968,271
  shares; at September 30, 1998, $.01 par
  value, authorized 5,000,000 shares; issued
  and outstanding 3,961,271 shares                           40,000             40,000
  Additional capital                                      6,875,000          6,858,000
  Retained earnings                                         685,000            409,000
                                                       -------------      --------------
                                                          7,600,000          7,307,000
                                                       -------------      --------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $14,030,000        $14,424,000
                                                       =============      ==============

*The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these consolidated financial statements.

                    SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                              Three Months Ended
                                                                 December 31,
                                                           1998                1997
                                                       -------------      --------------
                                                        (Unaudited)         (Unaudited)
REVENUE
  Contract revenue                                      $ 6,022,000        $ 5,837,000

COSTS AND EXPENSES
  Cost of revenues                                        4,630,000          5,135,000
  General and administrative expenses                       890,000            710,000
                                                       -------------      --------------

             Total costs and expenses                     5,520,000          5,845,000
                                                       -------------      --------------

INCOME (LOSS) FROM OPERATIONS                               502,000             (8,000)

OTHER EXPENSES
  Interest expense, net                                     (46,000)          (103,000)
                                                       -------------      --------------

INCOME (LOSS) BEFORE INCOME TAXES                           456,000           (111,000)

INCOME TAX (PROVISION) BENEFIT                             (180,000)            42,000
                                                       -------------      --------------

NET INCOME (LOSS)                                       $   276,000        $   (69,000)
                                                       =============      ==============
PER SHARE AMOUNT (Note 6)
  Basic and diluted earnings (loss) per share           $      0.07        $     (0.04)
                                                       =============      ==============

The accompanying notes are an integral part of these consolidated financial statements.

                    SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                     Additional                          Total
                                      Common          Paid-in          Retained        Stockholders'
                                      Stock           Capital          Earnings          Equity
                                   ------------     ------------     ------------    --------------
BALANCE AT SEPTEMBER 30, 1998       $   40,000       $6,858,000       $  409,000       $7,307,000

Net income                                   -                -          276,000          276,000
Exercise of stock options                    -           17,000                -           17,000
                                   ------------     ------------     ------------    --------------

BALANCE AT DECEMBER 31, 1998        $   40,000       $6,875,000       $  685,000       $7,600,000
                                   ============     ============     ============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

                    SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                               Three Months Ended
                                                                  December 31,
                                                           1998               1997
                                                       -------------      --------------
                                                        (Unaudited)        (Unaudited)

Net cash used by operating activities                   $  (630,000)       $  (253,000)
                                                       -------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition expenses, net of cash acquired                       -            (19,000)
 Net acquisitions of property and equipment                (102,000)           (18,000)
 Proceeds from disposal of property held for sale         1,446,000                  -
                                                       -------------      --------------

 Net cash provided (used) by investing activities       $ 1,344,000        $   (37,000)
                                                       -------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) proceeds under line of credit          $  (438,000)       $   298,000
  Principal payments on mortgage debt                      (220,000)                 -
  Principal payments on capital lease obligations            (7,000)           (29,000)
  Proceeds of stock option exercises                         17,000                  -
                                                       -------------      --------------

 Net cash (used) provided by financing activities         (648,000)           269,000
                                                       -------------      --------------

Net increase (decrease) in cash and cash equivalents         66,000            (21,000)
Cash and cash equivalents, beginning of year                112,000            140,000
                                                       -------------      --------------

Cash and cash equivalents, end of year                  $   178,000        $   119,000
                                                       =============      ==============

Supplemental disclosure of cash flow information:

    Cash paid for interest                              $    42,000        $   100,000
                                                        ===========        ===========



The accompanying notes are an integral part of these consolidated financial statements.

                    SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. Intercompany accounts and transactions have been eliminated in consolidation. For further information, refer to Sensys Technologies Inc.'s Annual Report on Form 10-KSB for the year ended September 30, 1998.

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

3.  INVENTORIES

Inventories are valued at the lower of cost or market using the first-in, first-out method and consisted of the following:

                                         December 31,                     September 30,
                                             1998                              1998
                                         ------------                     -------------
       Materials                            $  97,000                        $   94,000
       Work in process                        391,000                           442,000
                                         ------------                     -------------
                                            $ 488,000                        $  536,000
                                         ============                     =============


4.     STOCK OPTIONS

On October 5, 1998, the Compensation Committee of the Board of Directors approved the award of 414,000 options at a fair value price of $3.00 per share.

5.     PROPERTY HELD FOR SALE

At September 30, 1998, property held for sale consisted of land and a building acquired in connection with the merger with DEI. On December 1, 1998, the Company sold the property for cash of approximately $1,575,000, with net proceeds of approximately $1,446,000 of which approximately $220,000 was used to pay off the existing mortgage balance. Under terms of the sales agreement, the Company is leasing approximately fifty percent of the facility for five years with a five year option. The annual rental approximates $112,000 for each of the next five years for an aggregate amount of $560,000.

6.     EARNINGS (LOSS) PER SHARE

The computation of net earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the periods presented. The weighted average number of shares used in the basic earnings per share calculation was 3,968,271 and 1,867,383 for the three month periods ended December 31, 1998 and 1997, respectively. The weighted average number of shares used in the diluted earnings per share calculation was 4,142,348 and 1,867,383 for the three month periods ended December 31, 1998 and 1997, respectively.

7.     NEW ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes a new model for accounting for derivatives and hedging. The new standard requires enhanced disclosure of accounting policies for derivative financial instruments and derivative commodity instruments in the footnotes to the financial statements. In addition, the standard expands disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments.

The Company will adopt SFAS No. 133 effective October 1, 1999. The Company believes that the adoption of this statement will not have a material effect on the Company's consolidated financial position or results of operations.

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

RESULTS OF OPERATIONS

Revenue for the three months ended December 31, 1998 was $6,022,000 compared to $5,837,000 for the three months ended December 31, 1997, resulting in a $185,000 or a 3.2% increase. The increase was the result of additional revenues of $440,000 from the former DEI operations offset by a slight reduction in the continuing business revenues, primarily as a result of the Company's fiscal 1998 restructuring program.

The total amount of contracts in backlog as of December 31, 1998 and 1997 was $19,565,000 and $21,900,000, respectively, including both the uncompleted portion of contracts in progress and contracts awarded but not yet started. The majority of the backlog at December 31, 1998 is expected to be completed within a year.

Cost of revenue, as a percentage of revenue, decreased from 88.0% for the three months ended December 31, 1997 to 76.9% for the three months ended December 31, 1998. The decrease was the result of a reduction in loss and low margin contracts resulting from the aforementioned restructuring program and improved margins on production contracts. The Company attributes this improvement to its efforts to focus on its more profitable core business.

For the three months ended December 31, 1998, general and administrative expenses increased from $710,000 to $890,000 or a 25.4% increase. The increase was the result of increased salaries and benefits of $75,000, increased bid and proposal expense of $62,000, and an increase in general and administrative costs associated with the operation of the former DEI operations of approximately $60,000, offset by a reduction in bad debt expense of $29,000.

Interest expense decreased from $103,000 for the three months ended December 31, 1997 to $46,000 for the three months ended December 31, 1998 or a 55.3% decrease. The decrease was principally the result of lower average borrowings outstanding under the Company's line of credit and mortgage note.

Income tax expense consists of federal and state income tax. The Company's effective tax rate was 39.5% for the three months ended December 31, 1998, compared to an effective tax rate of 37.8% for the three months ended December 31, 1997. The principal cause of the change is non-deductible goodwill amortization in 1998 recorded in association with the Company's merger with DEI.

Net income of $276,000 for the three months ended December 31, 1998 increased $345,000 from a loss of $69,000 for the three months ended December 31, 1997. The increase was the result of the items discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flows used by operating activities were $630,000 for the three months ended December 31, 1998. This was principally the result of a $1,152,000 increase in unbilled accounts receivable relative to the initiation of new production contracts offset in part by net income of $276,000 and other changes in working capital.

Cash flows provided from investing activities was $1,344,000 for the three months ended December 31, 1998. The property held for sale was sold on December 1, 1998 for net proceeds of $1,446,000. Acquisitions of property for the three months ended December 31, 1998 were $102,000. The Company anticipates that it will continue to incur capital expenditures at this approximate rate through the end of the fourth quarter of fiscal 1999.

Net cash used by financing activities was $648,000 for the three months ended December 31, 1998. The mortgage on the property held for sale was paid in the amount of $220,000 and $438,000 was used to pay down the line of credit using the proceeds from the December 1, 1998 sale of the property held for sale. The Company's existing line of credit expires on February 28, 1999. Management is in the process of negotiating a new credit facility, however, no assurances can be made that such an agreement will be consummated. The Company believes that its existing funds, amounts generated by operations, and amounts available for borrowing under its line of credit will be sufficient to meet its working capital needs through fiscal 1999.

NEW ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes a new model for accounting for derivatives and hedging. The new standard requires enhanced disclosure of accounting policies for derivative financial instruments and derivative commodity instruments in the footnotes to the financial statements. In addition, the standard expands disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments.

The Company will adopt SFAS No. 133 effective October 1,1999. The Company believes that the adoption of this statement will not have a material effect on the Company's consolidated financial position or results of operations.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

   27                 Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officers thereunto duly authorized.

                                    SENSYS TECHNOLOGIES INC.

February 16, 1999                   By:   /s/S. Kent Rockwell
                                       ---------------------------
                                             S. Kent Rockwell
                                          Chief Executive Officer

                                    By:   /s/Robert R. Bower
                                       ---------------------------
                                          Robert R. Bower
                                      Chief Financial Officer & Treasurer