Form 10QSB
period 1999-03-31
SENSYS TECHNOLOGIES INC
filed 1999-05-14
CIK 26537

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -----------------

                                   FORM 10-QSB

Mark One
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For Quarterly Period Ended March 31, 1999

                                       or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the Transition period from                 to
                               ---------------    ----------------
Commission File Number 000-08193

                            SENSYS TECHNOLOGIES INC.
                 (FORMERLY KNOWN AS DAEDALUS ENTERPRISES, INC.)
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                               38-1873250
         --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


              8419 Terminal Road, Newington, Virginia  22122-1430
             -----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

       Registrant's telephone number, including area code (703) 550-7000

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X          No
                                       -------         --------

       As of May 10, 1999, there were 3,969,971 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                    SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
-------
                                                                                  Pages
                                                                                  -----
Condensed Consolidated Balance Sheet at
     March 31, 1999 and September 30, 1998......................................    3-4

Condensed Consolidated Income Statement for the
     Three Months Ended March 31, 1999 and March 31, 1998,
     And Six Months Ended March 31, 1999 and March 31, 1998....................     5-6

Condensed Consolidated Statement of Stockholders' Equity for the
     Six Months Ended March 31, 1999............................................      7

Condensed Consolidated Statement of Cash Flows for the
     Six Months Ended March 31, 1999 and March 31, 1998........................       8

Notes to Condensed Consolidated Financial Statements............................   9-10

Item 2.    Management's Discussion and Analysis of Results of
-------    Operations and Financial Condition...................................  11-15

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings....................................................     15
-------

Item 4.    Submission of Matters to a Vote of Security Holders..................  15-16
-------

Item 6.    Exhibits and Reports on Form 8-K.....................................     16
-------


Signatures .....................................................................     17

                   SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                 March 31,              September 30,
                                                   1999                     1998
                                            -------------------       -----------------
                                                (Unaudited)                   *
CURRENT ASSETS
  Cash and cash equivalents                    $    849,000            $      112,000
  Accounts receivable                             3,473,000                 5,082,000
  Unbilled contract costs, net                    5,093,000                3,826,0005
  Inventories (Note 3)                              447,000                    36,000
  Deferred tax asset                                290,000                   288,000
  Other current assets                               88,000                    89,000
  Refundable and prepaid income taxes                98,000                   311,000
                                            -------------------       -----------------

      TOTAL CURRENT ASSETS                       10,338,000                10,244,000

PROPERTY AND EQUIPMENT                            1,598,000                 1,647,000

OTHER ASSETS
  Deferred tax asset                                 17,000                   236,000
  Costs in excess of net assets acquired            700,000                   782,000
  Property held for resale (Note 5)                       -                 1,446,000
  Other assets                                       81,000                    69,000
                                            -------------------       -----------------

      TOTAL ASSETS                             $ 12,734,000            $   14,424,000
                                            ===================       =================

*The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these consolidated financial statements.

                   SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                           March 31,                 September 30,
                                                                             1999                        1999
                                                                      -----------------          ------------------
                                                                          (Unaudited)                     *
CURRENT LIABILITIES
  Note payable - line of credit                                          $          -             $   2,049,000
  Accounts payable                                                          2,380,000                 2,554,000
  Accrued salaries, benefits, and related expenses                          1,296,000                 1,199,000
  Deferred compensation                                                       334,000                   319,000
  Other accrued expenses                                                      569,000                   619,000
  Mortgage payable (Note 5)                                                         -                   220,000
  Capital leases                                                               45,000                    53,000
                                                                      -----------------          ------------------
      TOTAL CURRENT LIABILITIES                                             4,624,000                 7,013,000
LONG-TERM LIABILITIES

  Capital leases                                                               91,000                   104,000
                                                                      -----------------          ------------------


STOCKHOLDERS' EQUITY (Note 2)
  Common Stock, at March 31, 1999, $.01 par value,
  authorized 5,000,000 shares; issued and outstanding 3,969,971 shares; at September 30, 1998, $.01 par value, authorized
  5,000,000 shares; issued and outstanding 3,961,271 shares                    40,000                    40,000
  Additional capital                                                        6,879,000                 6,858,000
  Retained earnings                                                         1,100,000                   409,000
                                                                      -----------------          ------------------

                                                                            8,019,000                 7,307,000
                                                                      -----------------          ------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 12,734,000              $ 14,424,000
                                                                      =================          ==================

*The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these consolidated financial statements.

                   SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED INCOME STATEMENT


<CAPTION
                                                        Three Months Ended
                                                            March 31,
                                                     1999              1998
                                                ---------------  ---------------
                                                  (Unaudited)       (Unaudited)
REVENUE
   Contract revenue                              $   7,515,000    $   6,502,000

COSTS AND EXPENSES
   Cost of revenues                                  5,591,000        5,508,000
   General and administrative expenses,              1,225,000          787,000
                                                ---------------  ---------------

      Total costs and expenses                       6,816,000        6,295,000
                                                ---------------  ---------------

INCOME FROM OPERATIONS                                 699,000          207,000

OTHER EXPENSES
   Interest expense, net                               (24,000)         (45,000)
                                                ---------------  ---------------

INCOME BEFORE INCOME TAXES                             675,000          162,000

INCOME TAX PROVISION                                  (260,000)         (61,000)
                                                ---------------  ---------------

NET INCOME                                       $     415,000    $     101,000
                                                ===============  ===============

PER SHARE AMOUNT (Note 7)
   Basic and diluted earnings per share          $        0.10    $        0.03
                                                ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                   SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED INCOME STATEMENT


                                                       Six Months Ended
                                                          March 31,
                                                   1999               1998
                                            ---------------    ---------------
                                               (Unaudited)        (Unaudited)
REVENUE
  Contract revenue                           $   13,538,000     $   12,340,000

COSTS AND EXPENSES
  Cost of revenues                               10,221,000         10,644,000
  General and administrative expenses             2,116,000          1,497,000
                                            ---------------    ---------------

     Total costs and expenses                    12,337,000         12,141,000
                                            ---------------    ---------------

INCOME FROM OPERATIONS                            1,201,000            199,000

OTHER EXPENSES
   Interest expense, net                            (70,000)          (148,000)
                                            ---------------    ---------------

INCOME BEFORE INCOME TAXES                        1,131,000             51,000

INCOME TAX PROVISION                               (440,000)           (19,000)
                                            ---------------    ---------------

NET INCOME                                   $      691,000     $       32,000
                                            ===============    ===============

PER SHARE AMOUNT (Note 7)
Basic and diluted earnings per share         $         0.17     $         0.01
                                            ===============    ===============


The accompanying notes are an integral part of these consolidated financial statements.

                   SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (Unaudited)

                                                  Additional                          Total
                                    Common         Paid-in          Retained        Stockholders'
                                    Stock          Capital          Earnings          Equity
                                   ---------      -----------      -----------      -----------
BALANCE AT SEPTEMBER 30, 1998      $  40,000      $ 6,858,000      $  409,000       $7,307,000

Net income                                -                -          691,000          691,000
Exercise of stock options                 -            21,000               -           21,000
                                   ---------      -----------      -----------      -----------

BALANCE AT MARCH 31, 1999          $  40,000      $ 6,879,000      $1,100,000       $8,019,000
                                   =========      ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          Six Months Ended
                                                                                              March 31,
                                                                                    1999                     1998
                                                                             ----------------          ---------------
                                                                                 (Unaudited)              (Unaudited)

Cash flows from operating activities:
Net cash provided by operating activities                                    $     1,797,000            $      162,000
                                                                             ----------------           ---------------

Cash flows from investing activities:
 Acquisition expenses, net of cash acquired                                                 -                 (108,000)
 Net acquisitions of property and equipment                                         (237,000)                  (58,000)
 Proceeds from disposal of property held for sale                                  1,446,000                         -
                                                                             ----------------           ---------------

   Net cash provided (used) by investing activities                          $     1,209,000            $     (166,000)
                                                                             ----------------           ---------------

Cash flows from financing activities:

   Net payments under line of credit                                         $    (2,049,000)           $   (3,786,000)
   Principal payments on mortgage debt                                              (220,000)                         -
   Principal payments on capital lease obligations                                   (21,000)                  (51,000)
   Proceeds of stock option exercises                                                 21,000                         -
   Issuance of common stock                                                                -                 3,842,000
                                                                             ----------------           ---------------


   Net cash (used) provided by financing activities                               (2,269,000)                    5,000
                                                                             ----------------           ---------------


Net increase in cash and cash equivalents                                            737,000                     1,000
Cash and cash equivalents, beginning of year                                         112,000                   140,000
                                                                             ----------------           ---------------


Cash and cash equivalents, end of year                                       $       849,000            $      141,000
                                                                             ================           ===============

Supplemental schedule of non-cash investing and financing activities:
   Equipment acquired with capital lease obligations                         $             -            $      143,000
                                                                             ================           ===============

Supplemental disclosure of cash flow information:

   Cash received for income taxes                                            $        24,000           $             -
   Cash paid for interest                                                    $       (65,000)          $      (136,000)
                                                                             ================          ================

The accompanying notes are an integral part of these consolidated financial statements.

                   SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. Intercompany accounts and transactions have been eliminated in consolidation. For further information, refer to Sensys Technologies Inc.'s Annual Report on Form 10-KSB for the year ended September 30, 1998.

2.   ACQUISITION

On June 9, 1998, Daedalus Enterprises, Inc. ("DEI") merged with S. T. Research Corporation ("STR"). In connection with the merger, DEI changed its name to Sensys Technologies Inc. (the "Company"). While DEI was the legal acquiror, the merger was accounted for as a reverse acquisition purchase whereby STR was deemed to have acquired DEI for financial reporting purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements presented for periods prior to the merger date are the financial statements of STR except for stockholders' equity which has been retroactively restated for the equivalent number of shares of the legal acquiror. An adjustment has also been made to adjust the par value of the outstanding shares with an offset to additional paid-in capital. Because of the accounting treatment herein described, the financial statements differ from the consolidated financial statements of DEI as previously reported. The operations of DEI have been included in the financial statements commencing on the date of the merger. In connection with the merger, the Company changed its fiscal year-end from July 31 to September 30.

3.   INVENTORIES

Inventories are valued at the lower of cost or market using the first-in, first-out method and consisted of the following:


                                                      March 31,         September 30,
                                                        1999                1998
                                                   ---------------      ---------------
          Materials                                      $  97,000           $   94,000
          Work in process                                  350,000              442,000
                                                   ---------------      ---------------
                                                         $ 447,000           $  536,000
                                                   ===============      ===============

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

4.   STOCK OPTIONS

On October 5, 1998, the Compensation Committee of the Board of Directors approved the award of 414,000 options to employees at a fair market value price of $3.00 per share. As of March 31, 1999, 31,000 of these options had been forfeited.

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

6.   NOTE PAYABLE - LINE OF CREDIT

Effective February 28, 1999, the Company entered into a line of credit and related note payable with its bank. The agreement expires February 28, 2001, and provides a maximum available line of credit of $3,000,000. However, the total borrowing base generally cannot exceed the sum of 90 percent of qualified Government accounts receivable and 80 percent of qualified non-Government accounts receivable. The bank agreement establishes the interest rate at the LIBOR rate (5.0 percent at March 31, 1999) plus 225 to 300 basis points, determined by the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. All borrowings under the line of credit and the performance of the Company's obligations under the line of credit agreement are secured by the Company's accounts receivable, equipment, contracts, and general intangibles. The agreement also contains various covenants as to dividend restrictions, working capital, tangible net worth, earnings and debt-to-equity ratios. As of March 31, 1999, no amounts were outstanding. Unused commitment fees of one quarter of one percent per annum are required.

7.   EARNINGS PER SHARE

The computation of net earnings per share is based on the weighted average number of shares of common stock outstanding during the periods presented. The weighted average number of shares used in the basic earnings per share calculation was 3,968,554 and 2,920,065 for the three month periods ended March 31, 1999 and 1998, respectively, and 3,967,576 and 2,387,932 for the six month periods ended March 31, 1999 and 1998, respectively. The weighted average number of shares used in the diluted earnings per share calculation was 4,177,764 and 2,950,242 for the three month periods ended March 31, 1999 and 1998, respectively. The weighted average number of shares used in the diluted earnings per share calculation was 4,159,775 and 2,429,365 for the six month periods ended March 31, 1999 and 1998, respectively.

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

Forward-looking Statements

        Certain statements made by the Company's management may be considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties. The words "believe", "expect", "anticipate" and "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such statements may include, but not be limited to, projections of revenues, income or loss, expenses, plans, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, including, but not limited to the size and timing of orders and shipments, changes in economic conditions, the cost of labor and raw materials, changes in technology and general competitive factors. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

GENERAL OVERVIEW

The Company designs, develops and manufactures systems and equipment used for electronic reconnaissance and imaging. Through its electronic reconnaissance efforts, the Company supports telecommunications intelligence, signal intelligence, electronic support measures, electronic intelligence and airborne remote sensing initiatives of the defense and intelligence communities. The Company's activities in airborne imaging principally relate to the manufacture of airborne imaging systems which are installed in aircraft and are used to acquire optical radiation data from objects on the earth's surface and in the atmosphere.

On June 9, 1998, Daedalus Enterprises, Inc. ("DEI") merged with S. T. Research Corporation ("STR"). In connection with the merger, DEI changed its name to Sensys Technologies Inc. (the "Company"). The merger was accounted for as a reverse acquisition purchase whereby STR was deemed to have acquired DEI for financial reporting purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements presented for periods prior to the merger date are the financial statements of STR except for stockholders' equity which has been retroactively restated for the equivalent number of shares of the legal acquiror. An adjustment has also been made to adjust the par value of the outstanding shares with an offset to additional paid-in capital. Because of the accounting treatment herein described, the financial statements differ from the consolidated financial statements of DEI as previously reported. The operations of DEI have been included in the financial statements commencing on the date of the merger. In connection with the merger, the Company changed its fiscal year-end from July 31 to September 30.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31,
1998:

Revenue for the three months ended March 31, 1999 was $7,515,000 compared to $6,502,000 for the three months ended March 31, 1998, resulting in a $1,013,000 or a 15.6% increase. The increase was primarily the result of additional revenues of approximately $257,000 from the former DEI business and revenue from an engineering development subcontract that started in the fourth quarter of fiscal year 1998.

Cost of revenue, as a percentage of revenue, decreased from 84.7% for the three months ended March 31, 1998 to 74.4% for the three months ended March 31, 1999. The decrease primarily resulted from a reduction in revenue from contracts in which losses were sustained and lower profit margins were realized, as well as an overall increase in the profit margins under other contracts. The Company attributes this improvement to focusing the business and streamlining the operations for higher productivity.

For the three months ended March 31, 1999, general and administrative expenses increased from $787,000 to $1,225,000 or a 55.7% increase compared to the three month period ended March 31, 1998. The increase was due principally to an overall increase in its traditional general and administrative expenses of approximately $125,000, and Bid & Proposal/Independent Research and Development (B&P/IR&D) expenses of $185,000 incurred by the acquired DEI business activities. In addition, incentive compensation benefits increased approximately $45,000 and expenses of approximately $100,000 were incurred related to meeting the Company's obligations as a public company, which were offset by a reduction in bad debt expense of $105,000. Goodwill amortization, as a result of the DEI acquisition, accounted for approximately $17,000 of the increase.

Interest expense decreased from $45,000 for the three months ended March 31, 1998 to $24,000 for the three months ended March 31, 1999, which represents a 46.7% decrease. The decrease was principally the result of lower average borrowings. For the three months ended March 31, 1999, the Company was able to utilize its improved operating performance and the net proceeds from the sale of real estate on December 1, 1998, to reduce to zero, at March 31, 1999, its outstanding balance on its line of credit.

Income tax expense consists of federal and state income tax. The Company's effective tax rate was 38.5% for the three months ended March 31, 1999, compared to an effective tax rate of 37.7% for the three months ended March 31, 1998. The principal cause of the change is non-deductible goodwill amortization in 1999 recorded in association with the Company's merger with DEI and the impact of marginal tax bracket for lower taxable income in fiscal year 1998.

Net income for the three months ended March 31, 1999 increased to $415,000, compared to a net income of $101,000 for the three months ended March 31, 1998. The increase of $314,000 was the result of the items discussed above.

The total amount of funded contracts in backlog as of March 31, 1999 and March 31, 1998 was $12,100,000 and $10,300,000, respectively, including both the uncompleted portion of contracts in progress and contracts awarded but not yet started. The funded contract backlog at March 31, 1999 is expected to be completed within a year.

In addition, at March 31, 1999, the Company had an unfunded backlog of $4,900,000 compared to an unfunded backlog of $416,000 at March 31, 1998.

Exercisable options for subsequent production under existing contracts are approximately $44,000,000 at March 31, 1999, compared to $8,400,000 at March 31, 1998.The outstanding options at March 31, 1999 are primarily related to a first tier subcontract for engineering and production of components of the AIEWS systems for U.S. Navy surface ships. The Company currently anticipates that the options will be exercised during the period 2001 through 2005.

SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO SIX MONTHS ENDED MARCH 31, 1998:

Revenue for the six months ended March 31, 1999 was $13,538,000 compared to $12,340,000 for the six months ended March 31, 1998, resulting in a $1,198,000 or 9.7% increase. The increase was primarily the result of additional revenues of approximately $650,000 from the former DEI business and revenue from an engineering development subcontract that started in the fourth quarter of fiscal year 1998.

Cost of revenue, as a percentage of revenue, decreased from 86.3% for the six months ended March 31, 1998 to 75.5% for the six months ended March 31, 1999. The decrease primarily resulted from a reduction in revenue from contracts on which losses were sustained and contracts on which lower margins were realized, as well as an overall increase in the profit margins under other contracts. The Company attributes its improvement to focusing the business and streamlining the operations for higher productivity.

For the six months ended March 31, 1999, general and administrative expenses increased from $1,497,000 to $2,116,000 or a 41.3% increase compared to the six-month period ended March 31, 1998. The increase was due principally to an overall increase in traditional general and administrative expenses of $210,000 and Bid & Proposal/Independent Research & Development expenses of $240,000, incurred by the acquired DEI business activities. In addition, incentive compensation benefits increased approximately $115,000 and expenses of approximately $125,000 were incurred related to meeting the Company's obligations as a public company, which were offset by a reduction in bad debt expense of $135,000. Goodwill amortization, as a result of the DEI acquisition, accounted for approximately $35,000 of this increase.

Interest expense decreased from $148,000 for the six months ended March 31, 1998 to $70,000, a decrease of 52.7%, for the six months ended March 31, 1999. The decrease is the result of lower average borrowings by the Company. In January 1998, the Company's private placement generated $3,783,000 which was used to pay down the line of credit. During the six month period ended March 31, 1999, the Company used its improved operating performance and the net proceeds from the sale of real estate on December 1, 1998, to reduce to zero, at March 31, 1999, its outstanding balance on its line of credit.

Income tax expense consists of federal and state income tax. The Company's effective tax rate was 38.9% for the six months ended March 31, 1999, compared to an effective tax rate of 37.3% for the six months ended March 31, 1998. The principal cause of the change is the nondeductible goodwill amortization in 1999 recorded in association with the Company's merger with DEI and the impact of the marginal tax bracket on the lower taxable income in fiscal year 1998.

Net income for the six months ended March 31, 1999 increased to $691,000, compared to a net income of $32,000 for the six months ended March 31, 1998. The increase of $659,000 was the result of the items discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

At March 31, 1999, the Company's cash and cash equivalents totaled $849,000 as compared to $112,000 at September 30, 1998. During the six-month period ended March 31, 1999, the net cash provided to the company by its operating activities was $1,797,000, as compared to $162,000 for the first six months of fiscal year 1998, an increase of $1,635,000.

The net cash provided to the Company by its investing activities during the six-month period ended March 31, 1999 was $1,209,000, as compared to cash used for investing activities of $166,000 during the first six months of fiscal year 1998. This increase is attributable to the realization of net proceeds from the sale of the real estate sold on December 1, 1998 of $1,446,000, and the Company's acquisition of property and equipment during the six months ended March 31, 1999 for $237,000. The Company anticipates that it will continue to incur capital expenditures at this approximate rate through the end of the fourth quarter of fiscal year 1999.

The net cash used by the Company in financing activities during the six month period ended March 31, 1999 was $2,269,000, compared to net cash provided by financing activities of $5,000 during the comparable six month period of fiscal year 1998. For the six month period ended March 31, 1999, the net cash used was primarily devoted to reducing to zero the Company's line of credit and satisfying the mortgage on the real estate which was sold. The generation of cash during the 1998 period is attributable to the Company's private placement of common stock that occurred in January 1998, the proceeds of which were $3,783,000. The proceeds of the placement were primarily used to satisfy outstanding obligations of the Company.

The Company believes that cash on hand, anticipated cash flows from 1999 operations and amounts available for borrowing under its line of credit will be sufficient to meet its working capital needs through the next twelve months.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to, nor is any of its property the subject of, any pending legal proceedings other than that which is incidental to the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the period covered by this report, the Company filed with the Securities and Exchange Commission and delivered to its shareholders the Company's Proxy Statement for its Annual Meeting of Stockholders held February 10, 1999.

(a) The Company's Annual Meeting of Stockholders was held on February 10, 1999.

(b) The nominees for the Board of Directors are identified below.

(c) The inspector of election tabulated the following votes for the election of directors:

                              Election of Directors

                                                      Number of Votes      Abstentions and Broker
   Nominee for Office      Number of Votes "For"         "Against"                Non-Votes
   ------------------      ---------------------         ---------                ---------
Charles W. Bernard               3,192,681                  359                     - 0 -

James B. Busey                   3,189,623                 3,417                    - 0 -
Thomas R. Ory                    3,191,283                 1,757                    - 0 -
S. R. Perrino                    3,189,592                 3,448                    - 0 -
Philip H. Power                  3,183,380                 9,660                    - 0 -
S. Kent Rockwell                 3,192,682                  358                     - 0 -
John D. Sanders                  3,189,823                 3,217                    - 0 -


The inspector of election tabulated the following votes for the ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the 1999 fiscal year:

                                                                       Abstentions and Broker
     Number of Votes "For"           Number of Votes "Against"                Non-Votes
           3,185,637                             1                              - 0 -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
10.1                  Financing and Security Agreement

10.2                  Revolving Credit Note

27                    Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officers thereunto duly authorized.


                                                SENSYS TECHNOLOGIES INC.

May 15, 1999                                    By:          /s/S. Kent Rockwell
                                                   --------------------------------------
                                                                S. Kent Rockwell
                                                               Chief Executive Officer





                                                By:            /s/Robert R. Bower
                                                   --------------------------------------
                                                               Robert R. Bower
                                                   Chief Financial Officer & Treasurer