Form 10QSB
period 1999-06-30
SENSYS TECHNOLOGIES INC
filed 1999-08-16
CIK 26537

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  ---------

                                 FORM 10-QSB

Mark One
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For Quarterly Period Ended June 30, 1999

                                       or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from _______________ to ________________

Commission File Number 000-08193



                            SENSYS TECHNOLOGIES INC.
                 (FORMERLY KNOWN AS DAEDALUS ENTERPRISES, INC.)
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

               8419 Terminal Road, Newington, Virginia 22122-1430
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

           As of August 10, 1999, there were 3,987,940 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                    SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
------
                                                                                                         Pages
                                                                                                         -----

Condensed Consolidated Balance Sheet at
        June 30, 1999 and September 30, 1998.........................................................         3-4

Condensed Consolidated Statement of Operations for the
        Three Months Ended June 30, 1999 and June 30, 1998,
        And Nine Months Ended June 30, 1999 and June 30, 1998........................................         5-6

Condensed Consolidated Statement of Stockholders' Equity for the
        Nine Months Ended June 30, 1999..............................................................           7

Condensed Consolidated Statement of Cash Flows for the
        Nine Months Ended June 30, 1999 and June 30, 1998............................................           8

Notes to Condensed Consolidated Financial Statements.................................................        9-11


Item 2. Management's Discussion and Analysis of Results of
                  Operations and Financial Condition.................................................       11-15


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.............................................................          15
-------


Signatures        ...................................................................................          16

                    SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET


                                  ASSETS

                                                 June 30,        September 30,
                                                   1999             1998
                                              -----------       -----------
                                               (Unaudited)           *

CURRENT ASSETS
    Cash and cash equivalents                 $ 3,523,000       $   112,000
    Accounts receivable                         2,083,000         5,082,000
    Unbilled contract costs, net                3,836,000         3,826,000
    Inventories  (Note 3)                         189,000           536,000
    Deferred income taxes                         544,000           288,000
    Other current assets                          223,000            89,000
    Refundable and prepaid income taxes            18,000           311,000
                                              -----------       -----------

             TOTAL CURRENT ASSETS              10,416,000        10,244,000

PROPERTY AND EQUIPMENT                          1,433,000         1,647,000

OTHER ASSETS
    Deferred income taxes - non-current            17,000           236,000
    Goodwill                                      400,000           782,000
    Property held for resale (Note 5)                   -         1,446,000
    Other assets                                   76,000            69,000
                                              -----------       -----------

             TOTAL ASSETS                     $12,342,000       $14,424,000
                                              ===========       ===========

*The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             June 30,        September 30,
                                                                               1999              1998
                                                                           -----------       -----------
                                                                           (Unaudited)            *

CURRENT LIABILITIES
    Note payable - line of credit (Note 6)                                 $         -       $ 2,049,000
    Accounts payable                                                         1,142,000         2,554,000
    Accrued salaries, benefits, and related expenses                         1,472,000         1,199,000
    Deferred compensation                                                      344,000           319,000
    Other accrued expenses                                                     640,000           619,000
    Mortgage payable (Note 5)                                                        -           220,000
    Capital leases                                                              41,000            53,000
                                                                           -----------       -----------

             TOTAL CURRENT LIABILITIES                                       3,639,000         7,013,000

LONG-TERM LIABILITIES
    Capital leases                                                              81,000           104,000
                                                                           -----------       -----------


STOCKHOLDERS' EQUITY (Note 2)
    Common Stock, at June 30, 1999, $.01 par value,
       authorized 5,000,000 shares; issued and outstanding 3,987,940 shares; at September 30, 1998, $.01 par value, authorized
       5,000,000 shares; issued and outstanding 3,961,271 shares                40,000            40,000
    Additional paid-in capital                                               6,932,000         6,858,000
    Retained earnings                                                        1,650,000           409,000
                                                                           -----------       -----------

                                                                             8,622,000         7,307,000
                                                                           -----------       -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $12,342,000       $14,424,000
                                                                           ===========       ===========

*The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                          Three Months Ended
                                                               June 30,
                                                        1999               1998
                                                    -----------        -----------
                                                    (Unaudited)         (Unaudited)
REVENUE
   Contract revenue                                 $ 6,669,000        $ 3,756,000
                                                    -----------        -----------

COSTS AND EXPENSES
   Cost of revenues                                   4,704,000          3,349,000
   General and administrative expenses                1,075,000            933,000
   Restructuring costs                                        -            879,000
                                                    -----------        -----------

            Total costs and expenses                  5,779,000          5,161,000
                                                    -----------        -----------

INCOME (LOSS) FROM OPERATIONS                           890,000         (1,405,000)

OTHER INCOME (EXPENSES)
   Interest income (expense), net                         9,000             (9,000)
                                                    -----------        -----------

INCOME (LOSS) BEFORE INCOME TAXES                       899,000         (1,414,000)

INCOME TAX (PROVISION) BENEFIT                         (348,000)           499,000
                                                    -----------        -----------

NET INCOME (LOSS)                                   $   551,000        $  (915,000)
                                                    ===========        ===========

PER SHARE AMOUNT (Note 7)
  Basic earnings (loss) per share                   $      0.14        $     (0.26)
  Diluted earnings (loss) per share                 $      0.13        $     (0.26)
                                                    ===========        ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                   Nine Months Ended
                                                        June 30,
                                                1999                1998
                                            ------------        ------------
                                             (Unaudited)        (Unaudited)
REVENUE
  Contract revenue                          $ 20,207,000        $ 16,095,000
                                            ------------        ------------

COSTS AND EXPENSES
  Cost of revenues                            14,926,000          13,992,000
  General and administrative expenses          3,191,000           2,431,000
  Restructuring costs                                  -             879,000
                                            ------------        ------------

     Total costs and expenses                 18,117,000          17,302,000
                                            ------------        ------------

INCOME (LOSS) FROM OPERATIONS                  2,090,000          (1,207,000)

OTHER EXPENSES
   Interest expense, net                         (61,000)           (156,000)
                                            ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES              2,029,000          (1,363,000)

INCOME TAX (PROVISION) BENEFIT                  (788,000)            480,000
                                            ------------        ------------

NET INCOME (LOSS)                           $  1,241,000        $   (883,000)
                                            ============        ============

PER SHARE AMOUNT (Note 7)
  Basic earnings (loss) per share           $       0.31        $      (0.32)
  Diluted earnings (loss) per share         $       0.30        $      (0.32)
                                            ============        ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)


                                                                              Additional                         Total
                                                               Common          Paid-in           Retained      Stockholders'
                                                               Stock           Capital           Earnings         Equity
                                                             ----------       ----------       ----------       ----------

BALANCE AT SEPTEMBER 30, 1998                                $   40,000       $6,858,000       $  409,000       $7,307,000

Net income                                                            -                -        1,241,000        1,241,000
Exercise of stock options and issuance of common stock                -           74,000                -           74,000
                                                             ----------       ----------       ----------       ----------

BALANCE AT JUNE 30, 1999                                     $   40,000       $6,932,000       $1,650,000       $8,622,000
                                                             ==========       ==========       ==========       ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  Nine Months Ended
                                                                                       June 30,
                                                                                1999               1998
                                                                            -----------        -----------
                                                                            (Unaudited)        (Unaudited)

Net cash provided by operating activities                                   $ 4,507,000        $ 2,729,000
                                                                            -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition expenses, net of cash acquired                                           -           (124,000)
 Net acquisitions of property and equipment                                    (313,000)          (299,000)
 Proceeds from disposal of property held for sale                             1,446,000                  -
                                                                            -----------        -----------

    Net cash provided by (used in) investing activities                     $ 1,133,000        $  (423,000)
                                                                            -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payments) under line of credit                                      $(2,049,000)       $(3,690,000)
   Principal payments on mortgage debt                                         (220,000)           (22,000)
   Principal payments on capital lease obligations                              (34,000)           (26,000)
   Net proceeds of private placement of common stock                                  -          3,777,000
   Proceeds of stock option exercises                                            31,000             59,000
   Issuance of common stock                                                      43,000                  -
                                                                            -----------        -----------

    Net cash (used in) provided by financing activities                      (2,229,000)            98,000
                                                                            -----------        -----------

Net increase in cash and cash equivalents                                     3,411,000          2,404,000
Cash and cash equivalents, beginning of period                                  112,000            140,000
                                                                            -----------        -----------

Cash and cash equivalents, end of period                                    $ 3,523,000        $ 2,544,000
                                                                            ===========        ===========

Supplemental schedule of non-cash investing and financing activities:
    Equipment acquired with capital lease obligations                       $       -          $   120,000
                                                                            ===========        ===========

Supplemental disclosure of cash flow information:

    Cash paid for interest                                                  $    68,000        $   143,000
                                                                            ===========        ===========
    Cash paid for income taxes                                              $   240,000        $    45,000
                                                                            ===========        ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SENSYS TECHNOLOGIES INC. AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. Intercompany accounts and transactions have been eliminated in consolidation. For further information, refer to Sensys Technologies Inc.'s Annual Report on Form 10-KSB for the year ended September 30, 1998.

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

3.  INVENTORIES

Inventories are valued at the lower of cost or market using the first-in, first-out method and consisted of the following:

                      June 30,      September 30,
                        1999           1998
                      ---------      --------
Materials             $  9,000       $ 94,000
Work in process        180,000        442,000
                      --------       --------
                      $189,000       $536,000
                      ========       ========

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


4.     STOCK OPTIONS

On October 5, 1998, the Compensation Committee of the Board of Directors approved the award of 414,000 options to employees at a fair market value price of $3.00 per share. As of June 30, 1999, 40,000 of these options had been forfeited.

5.     PROPERTY HELD FOR SALE

At September 30, 1998, property held for sale consisted of land and a building acquired in connection with the merger with DEI. On December 1, 1998, the Company sold the property for cash of approximately $1,575,000, with net proceeds of approximately $1,446,000 of which approximately $220,000 was used to pay off the existing mortgage balance. Under terms of the sales agreement, the Company is leasing approximately fifty percent of the facility for five years with a five year renewal option. The annual rental approximates $112,000 for each of the next five years for an aggregate amount of $560,000.

6.     NOTE PAYABLE - LINE OF CREDIT

Effective February 28, 1999, the Company entered into a line of credit and related note payable with its bank. The agreement expires February 28, 2001, and provides a maximum available line of credit of $3,000,000. However, the total borrowing base generally cannot exceed the sum of 90 percent of qualified Government accounts receivable and 80 percent of qualified non-Government accounts receivable. The bank agreement establishes the interest rate at the LIBOR rate (5.2 percent at June 30, 1999) plus 225 to 300 basis points, determined by the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. All borrowings under the line of credit and the performance of the Company's obligations under the line of credit agreement are collateralized by the Company's accounts receivable, equipment, contracts, and general intangibles. The agreement also contains various covenants as to dividend restrictions, working capital, tangible net worth, earnings and debt-to-equity ratios. As of June 30, 1999, no amounts were outstanding. Unused commitment fees of one quarter of one percent per annum are required.

7.     EARNINGS PER SHARE

The computation of net earnings per share is based on the weighted average number of shares of common stock outstanding during the periods presented. The weighted average number of shares used in the basic earnings per share calculation was 3,981,131 and 3,539,374 for the three month periods ended June 30, 1999 and 1998, respectively, and 3,972,094 and 2,771,746 for the nine month periods ended June 30, 1999 and 1998, respectively. The weighted average number of shares used in the diluted earnings per share calculation was 4,201,956 and 3,539,374 for the three month periods ended June 30, 1999 and 1998, respectively. The weighted average number of shares used in the diluted earnings per share calculation was 4,180,504 and 2,771,746 for the nine month periods ended June 30, 1999 and 1998, respectively.

8.     LEASE COMMITMENT

The Company, effective June 30, 1999, signed a non-cancellable 15 year lease for the real estate at its principal location. Lease payments for the first five fiscal years of the lease and thereafter are shown below:

           Year                                                 Amount
           ----                                                 ------
           1999                                               $107,000
           2000                                               $425,000
           2001                                               $438,000
           2002                                               $451,000
           2003                                               $465,000
           Thereafter                                       $5,462,000

9.     NEW ACCOUNTING PRONOUNCEMENTS

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

The Company will adopt SFAS No. 133 effective October 1, 2000. The Company believes that the adoption of this statement will not have a material effect on the Company's consolidated financial position or results of operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998:

Revenue for the three months ended June 30, 1999 was $6,669,000 compared to $3,756,000 for the three months ended June 30, 1998, resulting in a $2,913,000 or a 77.6% increase. The revenue increase was primarily the result of low revenues in 1998 that resulted from the expiration of certain long term contracts and delays in the start-up of newly awarded contracts. U.S. government subcontract revenues increased $984,000 or 40.6%. Also, export revenue increased from approximately $19,000 to approximately $245,000.

Cost of revenue, as a percentage of revenue, decreased from 89.2% for the three months ended June 30, 1998 to 70.5% for the three months ended June 30, 1999. The decrease resulted from an improved mix of business, including export revenues, operating efficiencies related to business volume and productivity improvements in the operations. These gains are the result of the 1998 business restructuring to focus on the Company's core business and productivity gains in the current year.

For the three months ended June 30, 1999, general and administrative expenses increased from $933,000 to $1,075,000 or a 15.2% increase compared to the three month period ended June 30, 1998. The increase was due to an overall increase in traditional general and administrative expenses of approximately $304,000, offset by a reduction in Bid & Proposal/Independent Research and Development (B&P/IR&D) expenses of $162,000. The general and administrative increase was the result of an increase in wage and related benefit expense of approximately $100,000 and expenses of approximately $59,000 were incurred related to meeting the Company's obligations as a public company. Goodwill amortization, as a result of the DEI acquisition, accounted for approximately $19,000 of the increase.

Net interest income was $9,000 for the three months ended June 30, 1999, compared to net interest expense of $9,000 for the three months ended June 30, 1998. The change was the result of the pay down of debt from an improved cash position resulting from the sale of property held for resale and improved cash flow from operations.

Income tax expense consists of federal and state income tax. The Company's effective tax rate was 38.7% for the three months ended June 30, 1999, compared to an effective tax rate of 35.3% for the three months ended June 30, 1998. The principal cause of the change is non-deductible goodwill amortization in 1999 recorded in association with the Company's merger with DEI and the impact of the marginal tax bracket for the tax benefit from the loss in fiscal year 1998.

Net income for the three months ended June 30, 1999, was $551,000, compared to a net loss of $915,000 for the three months ended June 30, 1998. The loss of $915,000 was principally the result of a pretax restructuring charge of $879,000 in the 1998 period in addition to the items discussed above.

The total amount of funded contracts in backlog as of June 30, 1999 was approximately $13,900,000 compared to approximately $10,700,000 at June 30, 1998. The funded contract backlog at June 30, 1999 is expected to be completed within a year.

Exercisable options for subsequent production under existing contracts are approximately $40,000,000 at June 30, 1999, compared to $8,400,000 at June 30, 1998. The outstanding options at June 30, 1999 are primarily related to a first tier subcontract for engineering and production of components of the AIEWS systems for U.S. Navy surface ships. The Company currently anticipates that the options will be exercised during the period 2001 through 2005.

NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO NINE MONTHS ENDED JUNE 30, 1998:

Revenue for the nine months ended June 30, 1999 was $20,207,000 compared to $16,095,000 for the nine months ended June 30, 1998, resulting in a $4,112,000 or 25.5% increase. The increase was primarily the result of revenues of approximately $1,300,000 from the DEI acquisition on June 9, 1998, and a 109% increase in U.S. government subcontracts of $1,548,000.

Cost of revenue, as a percentage of revenue, decreased from 86.9% for the nine months ended June 30, 1998, to 73.9% for the nine months ended June 30, 1999. These gains are the result of productivity gains resulting from the 1998 restructuring and the Company focusing on its core business.

For the nine months ended June 30, 1999, general and administrative expenses increased from $2,431,000 to $3,191,000 or a 31.3% increase compared to the nine-month period ended June 30, 1998. The increase was due principally to an increase in traditional general and administrative expenses of approximately $627,000 and Bid & Proposal/Independent Research & Development expenses of $133,000. The $627,000 increase included an incentive compensation increase of approximately $150,000, and expenses of approximately $200,000 were incurred related to meeting the Company's obligations as a public company, which were offset by a reduction in bad debt expense of $155,000. Goodwill amortization, as a result of the DEI acquisition, accounted for approximately $56,000 of this increase.

Interest expense decreased from $156,000 for the nine months ended June 30, 1998 to $61,000, a decrease of $95,000, for the nine months ended June 30, 1999. The decrease is the result of lower average borrowings by the Company. In January 1998, the Company's private placement generated $3,783,000 which was used to pay down the line of credit. During the nine month period ended June 30, 1999, the Company used its improved operating performance and the net proceeds from the sale of real estate on December 1, 1998, to pay down its outstanding balance on its line of credit at June 30, 1999.

Income tax expense consists of federal and state income tax. The Company's effective tax rate was 38.8% for the nine months ended June 30, 1999, compared to an effective tax rate of 35.2% for the nine months ended June 30, 1998. The principal cause of the change is the nondeductible goodwill amortization in 1999 recorded in association with the Company's merger with DEI and the impact of the marginal tax bracket related to the losses in fiscal year 1998.

Net income for the nine months ended June 30, 1999 was $1,241,000, compared to a net loss of $883,000 for the nine months ended June 30, 1998. The change of $2,124,000 was the result of a pretax restructuring charge of $879,000 in the 1998 period in addition to the items discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

At June 30, 1999, the Company's cash and cash equivalents totaled $3,523,000 as compared to $112,000 at September 30, 1998. During the nine-month period ended June 30, 1999, the net cash provided to the company by its operating activities was $4,507,000, as compared to $2,729,000 for the first nine months of fiscal year 1998, an increase of $1,778,000. The improved cash flow was the result of the improved profitability and improved accounts receivable turnover.

The net cash provided to the Company by its investing activities during the nine-month period ended June 30, 1999 was $1,133,000, as compared to cash used for investing activities of $423,000 during the first nine months of fiscal year 1998. This increase is attributable to the realization of net proceeds from the sale of the real estate on December 1, 1998 of $1,446,000. Capital expenditures for the nine month period ended June 30, 1999 were $313,000. The Company anticipates that it will continue to incur capital expenditures at this approximate rate through the end of the fourth quarter of fiscal year 1999.

The net cash used by the Company in financing activities during the nine-month period ended June 30, 1999 was $2,229,000, compared to net cash provided by financing activities of $98,000 during the comparable nine-month period of fiscal year 1998. For the nine month period ended June 30, 1999, the net cash used was primarily devoted to reducing to zero the Company's line of credit borrowings and satisfying the mortgage on the real estate which was sold. The generation of cash during the 1998 period is attributable to the Company's private placement of common stock that occurred in January 1998, the proceeds of which were $3,783,000. The proceeds of the placement were primarily used to satisfy outstanding line of credit obligations of the Company.

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

The Company will adopt SFAS No. 133 effective October 1, 2000. The Company believes that the adoption of this statement will not have a material effect on the Company's consolidated financial position or results of operations.

IMPLICATIONS OF YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's internal business systems, facilities and products that have software, whether installed or embedded, may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. In addition, disruptions in the economy generally resulting from Year 2000 issues could have a material adverse affect on the Company.

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


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
  10.1                              Newington Lease Agreement
  27                                Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officers thereunto duly authorized.


                             SENSYS TECHNOLOGIES INC.


August 13, 1999              By:        /s/S. Kent Rockwell
                                -----------------------------------
                                          S. Kent Rockwell
                                       Chief Executive Officer




                             By:       /s/Robert R. Bower
                                -----------------------------------
                                         Robert R. Bower
                                Chief Financial Officer & Treasurer