Form 10KSB
period 1999-09-30
SENSYS TECHNOLOGIES INC
filed 1999-12-27
CIK 26537

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the transition period from _______ to _______

Commission File Number 000-08193

                                 SENSYTECH, INC.
                  (FORMERLY KNOWN AS SENSYS TECHNOLOGIES INC.)
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                 38-1873250
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)

               8419 TERMINAL ROAD, NEWINGTON, VIRGINIA 22122-1430
               (Address of principal executive offices) (Zip Code)

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

                                  Yes _X_ No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the fiscal year ended September 30, 1999 were $26,424,000. As of November 22, 1999, there were 4,002,667 shares of the Registrant's Common Stock, par value $.01 per share, outstanding. The aggregate market value of the voting and non-voting shares of the Common Stock held by non-affiliates and outstanding as of November 22, 1999, was $11,015,400. This amount was computed using the average bid and ask price as of November 22, 1999, as reported on the National Association of Securities Dealers, Inc. OTC Bulletin Board.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III information will appear in the Registrant's Proxy Statement in connection with its 2000 Annual Meeting of Stockholders. Such information will be incorporated by reference as of the date of the filing of such Proxy Statement.

           Transitional Small Business Disclosure Format (check one):

                                 Yes  X   No __

                         SENSYTECH, INC. AND SUBSIDIARY

                            FORM 10-KSB ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                                 --------------

                                TABLE OF CONTENTS


ITEM NO.                                                                                    PAGE NO.
--------                                                                                    --------

PART I

1.       Business                                                                                  4

2.       Properties                                                                                8

3.       Legal Proceedings                                                                         9

4.       Submission of Matters to a Vote of Security Holders                                       9

PART II

5.       Market for the Registrant's Common Stock and Related                                     10
         Security Holder Matters

6.       Management's Discussion and Analysis of Financial                                        10
         Condition and Results of Operations

7.       Financial Statements and Supplementary Data                                              15

8.       Changes in and Disagreements with Accountants on                                         15
         Accounting and Financial Disclosures

PART III

Part III, Items 9 through 12, information will appear in the Registrant's Proxy                   16
Statement in connection with its 2000 Annual Meeting of Stockholders.  Such
Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information will be incorporated herein by reference as of the date of such filing.

13.      Exhibits and Reports on Form 8-K                                                         17

Signatures                                                                                        18

                                     PART I


ITEM 1.  BUSINESS

GENERAL OVERVIEW

         Sensytech, Inc. (also referred to as the "Company" and formerly known as Sensys Technologies Inc.), a Delaware corporation, is the successor company to Daedalus Enterprises, Inc. ("DEI") which was organized in 1968, and S.T. Research Corporation ("STR") which was organized in 1972. On June 9, 1998, STR acquired DEI (the "Acquisition"), and as a result of this overall transaction, Sensytech, Inc. was organized. The transaction was accounted for as a reverse acquisition. As a result of the Acquisition, the outstanding STR shares were converted into approximately 86.5% of the issued and outstanding shares of DEI. In connection with the Acquisition, the DEI shareholders voted to amend the DEI Certificate of Incorporation to change the name of DEI to Sensys Technologies Inc. and to increase the Company's authorized shares from 2,000,000 to 5,000,000. On September 16, 1999, the Company adopted its present name.

         The Company defines, designs, develops and manufactures systems and equipment for integrated passive surveillance systems for military and commercial customers. Signals of interest within the electromagnetic spectrum are intercepted by the Company's or its partners' products. Pertinent information is then evaluated and the relevant situation is assessed. Those signals of interest may include radio waves, microwaves, infrared and light; the signals may be intentional, under the control of the emitting system as in radar or communication, or unintentional.

BASIC PRODUCTS AND SERVICES

         The Company operates in one segment, the passive surveillance system segment. The Company believes that its passive surveillance products and services are among the best in the world. The Company's goal is to provide its customers with total system surveillance solutions across the electromagnetic spectrum, using products manufactured by it and by others. Within this segment, the Company's principal products and services include:

o System engineering services which provide concept studies, system definition and services to aid in specification of customer requirements. These activities are performed for either present or prospective customers and are principally undertaken to assist the customer in the procurement of major integrated passive surveillance systems.

o Electronic support products which intercept, analyze, classify, identify, localize and track microwave signals from radars and weapons. The Company's electronic support measure systems are used on military platforms, such as ships, submarines, patrol aircraft, and at ground installations, to intercept, analyze and identify radar/weapon signals.

o Communication products which intercept signals, analyze the on-line communication, and identify and localize the involved parties. These systems are generally employed in aircraft, ships and ground installations to intercept transmissions occurring over established communications networks.

o Multispectral infrared and light imaging systems which are employed on land and on aircraft for the remote sensing of damage assessment, environmental pollution, facility inspection, utility monitoring, and situation awareness.

COMPETITION

         Historically, the Company's products have been sold largely in the United States, although its foreign business is increasing. The Company's products face substantial competition from both domestic and foreign companies, which range in size from highly resourceful small concerns, which engineer and produce specialized items, to large diversified firms, with vastly greater resources than the Company. In the domestic market, major competitors include companies such as Raytheon Company, Lockheed-Martin Corporation, Litton Industries, Inc., Condor Systems, Inc., TRW Inc., and the American subsidiary of Marconi Electric Systems. In the foreign market, a number of overseas companies are competitors, in addition to those named above, such as Racal Communications (United Kingdom), Electronica (Italy), Thompson-CFS and Dassault Electronique (France), and Daimler (Germany). The size and reputation of these companies give them a significant advantage in competing for contracts. The Company competes on the basis of product offerings, price, product and systems quality, technology and customer service, both before and after the sale. The Company has competed successfully as a prime contractor where it believes it has a customer solution advantage; otherwise, the Company has teamed with our traditional partners.

MATERIALS

         The Company's operations primarily require electronic, optical, and mechanical components and supplies, which are generally available from several commercial sources. Although certain items are only available from limited sources of supply, the Company believes that the loss of any single supplier would not have a material adverse effect on the Company.

PATENTS

         The Company holds several patents and has applied for others. The Company has registered no trademarks. However, the Company believes that the ownership of patents is not a significant factor in its business and that its success depends primarily on innovative skills, technical competence, and the ability to rapidly adapt commercially available new technology to emerging requirements from its customers. The Company believes that the loss of patent protection for any of its products would not materially adversely affect the Company.

MARKETING

         In the domestic market, business development of the Company's products and services is conducted by its staff who concentrate on developing an understanding of the customers particular requirements and maintaining close response.

         In the international market, the domestic model is complemented with marketing assistance for specific products from selected partners. All export systems must be approved by the U.S. Department of State, which limits the markets for such products and may result in delay or possible cancellation of an order.

PRODUCT DEVELOPMENT

         The Company believes that its continued success depends, in a large part, on its ability to develop and apply new technology to provide total system solutions for its customers. Funding for products and systems development comes from internally sponsored research and development as well as from customer funded development contracts. Total research and development expenditures over the past two years were as follows:

                                                                       YEAR ENDED SEPTEMBER 30,
                                                                       ------------------------
                                                                       1999               1998
                                                                       ----               ----

         Internal research and development                           $  540,000         $  994,000
         Customer funded development                                  7,694,000          5,368,000
                                                                      ---------          ---------
             Total                                                   $8,234,000         $6,362,000
                                                                     ==========         ==========

         Current funded programs include development of systems analysis, jamming resistance, emitter's identification, communications intercept capabilities, precision direction finding, and source localization.

BACKLOG

         Total backlog of $17,106,000 at September 30, 1999, included both unfilled firm orders for the Company's products for which funding has been authorized and appropriated by the customer including the remaining portion of contracts in progress, and firm orders for which funding has not been appropriated.

         The Company has options of $41,475,000 primarily resulting from a subcontract for engineering and production of components of the AIEWS systems for U.S. Navy surface ships. Following development, the prime contractor holds options for subsequent production. The Company anticipates the options will be exercised during the period 2000 through 2005.

GOVERNMENT CONTRACTS

         During the most recent fiscal year, approximately 91% of the Company's revenues were attributable to contracts with various departments and agencies of the U.S. Government or subcontracts with its prime contractors. The funding of Government programs is subject to Congressional appropriations. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis, even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations.

         Generally, Government contracts are subject to oversight audits by Government representatives and provisions permitting termination, in whole or in part, without prior notice at the Government's convenience upon the payment of compensation only for work done and commitments made at the time of termination. In the event of termination, the contractor will receive some allowance for profit on the work performed.

         The Company's federal government contracts include fixed price, cost plus fixed fee, cost plus incentive fee, cost plus award fee, and time and material contracts. The fixed price contracts are not subject to adjustment by reason of costs incurred in the performance of the contract. With this type of contract the Company assumes the risk that it will be able to perform at a cost below the fixed price except for costs incurred because of contract changes ordered by the customer.

         The Company is subject to various statutes and regulations governing Government contracts generally and defense contracts specifically, which carry substantial penalty provisions including suspension or debarment from Government contracting or subcontracting for a period of time, in the event the Company is found to have violated any of these regulations. Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, government security regulations, employment practices, the protection of the environment, the accuracy of records, and the recording of costs. The Company carefully monitors all of its contracts and contractual efforts to minimize the possibility of any abuses associated with its government contracts. The Company has experienced minimal audit adjustments over the past ten years. The Defense Contract Audit Agency ("DCAA") has completed its audit of the Company's contracts through the fiscal year ended September 30, 1996.

         Companies which are engaged in supply defense-related equipment to the Government are subject to certain business risks, some of which are peculiar to that industry. Among these are: the cost of obtaining trained and skilled employees; the uncertainty and instability of prices for raw materials and supplies; the problems associated with advanced designs, which may result in unforeseen technological difficulties and cost overruns; and the intense competition and the constant necessity for improvement in facilities and personnel training. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors.

         As a result of changing domestic and international conditions, the Department of Defense budgets have been subject to increasing pressure. However, the Company believes the passive surveillance markets in which it participates will continue to be important in future years, as the military branches and intelligence agencies continue to rely upon technological advances for defense and intelligence purposes. There can be no assurances; however, that federal appropriations will continue to exist at their current levels or that the Company's products will be utilized in the future.

FORWARD LOOKING STATEMENTS

         Statements in this filing which are not historical facts are forward looking statements under the provisions of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. These statements are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions or results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. In addition to those specifically mentioned above, such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update or revise these forward-looking statements to reflect future events or circumstances.

ENVIRONMENTAL

         The Company's operations do not include any activities which result in environmental issues. As a result, the Company has incurred no costs in the past two years related to environmental compliance.

EMPLOYEES

         At September 30, 1999, the Company employed 134 persons. Many of the Company's employees are highly skilled, with advanced degrees. The Company's continued success depends upon its ability to continue to attract and retain highly skilled employees. The Company has experienced low turnover of its employees. The Company has never had a work stoppage, and none of its employees are represented by a labor organization. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

         The Company believes that its leased facilities are suitable for their respective operations. Each facility is well maintained and capable of supporting higher levels of revenue. The table below sets forth certain information about the Company's principal facilities:

                                                     OWNED                                       PRINCIPAL
        ADDRESS                   SQUARE FEET      OR LEASED              DESCRIPTION            ACTIVITY
---------------------------      ------------      ---------       ------------------------     -----------
8419 Terminal Road                    67,000       Leased          Two 1-story and one          Engineering/
Newington, VA 22122                                                partial 2-story              Manufacturing/
                                                                   adjacent block               Administration
                                                                   buildings.  Buildings are
                                                                   in an industrial
                                                                   park

300 Parkland Plaza                    12,500       Leased          1-story facility in a        Engineering/
Ann Arbor, MI  48103                                               research park                Manufacturing/
                                                                                                Administration

         The Company's facilities in Newington and Ann Arbor are equipped with equipment used for the design, development and manufacture of its products. Facilities in Newington include a Sensitive Compartmented Information Facility ("SCIF"), anechoic chamber, secure test areas, environmental equipment, antennas, as well as general-purpose equipment required to manufacture and test its products.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended September 30, 1999, other than obtaining the consent of sufficient stockholders to change its name.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's Common Stock is traded on the NASDAQ under the symbol "STST". Prior to the Acquisition, the Company's stock representing the outstanding shares of DEI was traded on the over the counter market through the OTC Bulletin Board service under the symbol "DEDI".

         The following table sets forth the range of high and low actual sales prices of the Common Stock for the periods indicated. Sale prices include prices between dealers, may not reflect mark-ups, mark-downs or commissions and may not represent final actual transactions.

            QUARTER ENDED                             HIGH                LOW
            -------------                             ----                ---
            December 31, 1997                         3                   2 3/4
            March 31, 1998                            6 1/4               3
            June 30, 1998                             6 1/4               4 3/4
            September 30, 1998                        4 3/4               3 1/8
            December 31, 1998                         4 1/2               3
            March 31, 1999                            5 5/8               4
            June 30, 1999                             5 1/4               4
            September 30, 1999                        7 1/2               5 1/16

         No dividends have been paid on the Company's Common Stock during the last two fiscal years. Furthermore, the line of credit covenants contain restrictions on payment of dividends. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

         As of November 16, 1999, there were approximately 590 beneficial owners of the Company's Common Stock, including 208 holders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

         On June 9, 1998, S. T. Research Corporation ("STR") acquired Daedalus Enterprises, Inc. ("DEI"). See Item 1 "Business: General Overview." The Acquisition was accounted for as a reverse acquisition whereby STR was deemed to have acquired DEI for financial reporting purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements presented for periods prior to the Acquisition date are the financial statements of STR, except for stockholders' equity which has been retroactively restated for the equivalent number of shares of the legal acquirer and therefore, differ from the consolidated financial statements of DEI as previously separately reported. The operations of the former DEI business have been included in the financial statements from the date of the Acquisition. In connection with the

Acquisition, the Company changed its fiscal year-end from July 31 to September 30, which was the fiscal year end of STR.

OPERATING CYCLE

         In accordance with industry practice, the Company classifies as current assets amounts relating to long-term contracts which may have terms extending beyond one year but are expected to be realized during the normal operating cycle of the Company. The liabilities in the accompanying balance sheets which have been classified as current liabilities are those expected to be satisfied by the use of assets classified as current assets. At September 30, 1999, substantially all contracts to which the Company is a party will be completed within the next twelve months. Therefore, substantially all current assets and current liabilities are expected to be liquidated in the next twelve months.

RESULTS OF OPERATIONS

         Revenue for the year ended September 30, 1999 was $26,424,000 compared to $21,927,000 for the year ended September 30, 1998, a $4,497,000 or a 20.5%
increase. The increase primarily resulted from additional revenues from three significant contracts, the U.S. Navy Integrated Electronic Warfare System (AIEWS) subcontract from Lockheed-Martin Corporation, the U.S. Navy ESM Receiver Systems and Bobcat Systems. The AIEWS subcontract originated in late fiscal 1998, generating approximately 2% of the 1998 revenue compared to 13% of the 1999 revenue. The Bobcat contract also originated in late fiscal 1998, but generated no revenue in that year compared to 25% of the 1999 revenue. The ESM Receiver System generated 25% of the 1999 revenue compared to 20% of the 1998 revenue.

         Customer funded development which is included in revenues was $7,694,000 and $5,368,000 in fiscal years 1999 and 1998, respectively. The increase in customer funded development of $2,326,000 or 43.3% resulted from the U.S. Navy Integrated Electronic Warfare System (AIEWS) subcontract from Lockheed-Martin Corporation.

         The total amount of negotiated backlog, including both unfilled firm orders for the Company's products for which funding has been authorized and appropriated by the customer, and firm orders for which funding has not been appropriated as of September 30, 1999 and 1998 was $17,106,000 and $22,600,000, respectively. The majority of the authorized and appropriated unfilled orders at September 30, 1999 of $12,000,000 is expected to be completed within a year. Options on existing contracts approximated $41,475,000 at September 30, 1999. The principal amount of options is primarily the result of the subcontract for engineering and production of components of the Integrated Electronic Warfare Systems (AIEWS) for the U.S. Navy surface ships. The options are planned for exercise between the year 2000 and the year 2005 with potential deliveries extending for an additional two years.

         Cost of revenues, as a percentage of revenue, decreased from 84.5% for the year ended September 30, 1998 to 72.8% for the year ended September 30, 1999. The Company attributes this improvement to business refocusing and organizational restructuring resulting in operating efficiencies and productivity improvements in operations.

         During fiscal year 1999, general and administrative expenses increased from $3,424,000 to $4,251,000, a $827,000 or a 24.2% increase from fiscal 1998.
The increase was due principally to an increase in traditional general and administrative expenses of approximately $700,000 and Bid & Proposal/Independent Research & Development (B&P/IR&D) expenses of approximately $164,000. The general and administrative increase was the result of an increase in public company expenses of approximately $200,000 and severance pay and salary compensation expenses of approximately $488,000. These increases were offset to some extent by a reduction in bad debt expense of $155,000.

         During fiscal year 1998, the Company recorded nonrecurring charges of $1,096,000 in connection with the ongoing restructuring of the Company's operations primarily emanating from the Acquisition. The restructuring combined, integrated, and reengineered the Company's processes, policies and procedures. There were no such restructuring charges during fiscal year 1999.

         Net interest expense of $197,000 for the year ended September 30, 1998, decreased 79.7% to $40,000 for the year ended September 30, 1999. During the fiscal year ended September 30, 1999, the Company used its profits from operations and the net proceeds from the sale of real estate on December 1, 1998, to pay down its outstanding balance on its line of credit.

         Income tax expense for the year ended September 30, 1999, and the income tax benefit for the year ended September 30, 1998, consist of federal and state income taxes. The Company's effective income tax rate was 41.7% for the year ended September 30, 1999, and was 37.3% for the year ended September 30, 1998. The rate varied from the statutory rate primarily due to certain non-deductible expenses and the impact of the Company's marginal tax bracket related to the losses in fiscal year 1998.

         Net income for the year ended September 30, 1999, was $1,689,000, compared to a net loss of $822,000 for the year ended September 30, 1998. The change of $2,511,000 was the result of a pretax restructuring charge of $1,096,000 in fiscal year 1998 in addition to the items discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

         At September 30, 1999, the Company's cash and cash equivalents totaled $3,076,000 as compared to $112,000 at September 30, 1998. During the year ended September 30, 1999, the net cash provided to the Company by its operating activities was $4,193,000, as compared to the net cash used of $564,000 for the fiscal year 1998, an increase of $4,757,000. The improved cash flow was the result of the improved profitability and improved accounts receivable collections. Inventories decreased from September 30, 1998 to September 30, 1999 primarily due to the write down of aged parts and materials that may no longer be useful in future operations.

         The net cash provided to the Company by its investing activities during the year ended September 30, 1999 was $1,012,000, as compared to cash used for investing activities of $480,000 during the year ended September 30, 1998. This increase is attributable to the receipt of net proceeds from the sale of the real estate on December 1, 1998 of $1,446,000. Capital expenditures for the year ended September 30, 1999 were $434,000. The Company has currently budgeted $525,000 for capital expenditures during fiscal 2000 including $25,000 principally for machinery and equipment, $250,000 for computer hardware and software and $250,000 for facility improvements. The Company expects to be able to finance these expenditures with available working capital and credit facilities.

         The net cash used by the Company in financing activities during the year ended September 30, 1999 was $2,241,000, compared to net cash provided by financing activities of $1,016,000 during the year ended September 30, 1998. For fiscal year 1999, the net cash used was primarily devoted to reducing to zero the Company's line of credit borrowings and satisfying the mortgage on the real estate which was sold. The generation of cash during fiscal year 1998 is attributable to the Company's private placement of common stock that occurred in January 1998, the proceeds of which were $3,777,000. The net proceeds of the sale of stock were primarily used to satisfy outstanding line of credit obligations of the Company.

         The Company entered into a $3,000,000 line of credit and related note payable with its bank on February 28, 1999, which expires on February 28, 2001. At September 30, 1999, the Company was in compliance with the covenants contained in the line of credit agreement. There were no amounts outstanding under the line of credit at September 30, 1999. The Company believes that its existing funds, amounts generated by operations, and amounts available for borrowing under its line of credit will be sufficient to meet its working capital needs through fiscal 2000.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," for fiscal years beginning after December 15, 1997. The provisions of SFAS No. 130 establish standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements and displayed with the same prominence as other financial statements. The provisions of SFAS No. 131 establish standards for the way that enterprises report information about operating segments in annual financial statements and required that selected information about operating segments in interim financial statements be reported. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The adoption of SFAS No. 130 did not have a material effect on the Company's financial statements as the Company did not have any comprehensive income other than net income in fiscal years 1999 or 1998. The adoption of SFAS No. 131 did not have a material effect on the Company's financial statements as the Company operates as one business segment.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement significantly changes current financial statement disclosure requirements from earlier statements. Some of the more significant effects of SFAS No. 132 which will affect the Company's disclosures are that it:

1. Standardizes the disclosure requirements for pensions and other post retirement benefits and presents them in one footnote;

2. Requires that additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets;

3. Eliminates certain disclosures that are no longer considered useful, including general descriptions of the plans and; revises disclosures about defined-contribution plans.

         The adoption of SFAS No. 132 did not have a material effect on the Company's financial statements.

         On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes a new model for accounting for derivatives and hedging. The new standard requires enhanced disclosure of accounting policies for derivative financial instruments and derivative commodity instruments in the footnotes to the financial statements. In addition, the standard expands disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. Subsequently, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities," which delays implementation of FASB No. 133 to fiscal year 2001. Since the Company does not have any derivative transactions, SFAS No. 133 will not have an effect on the Company's financial statements.

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

         The Company began its assessment of the implications of the Year 2000 issue during March 1998, by developing plans and a program to address the potential impact of the Year 2000 on its internal business systems, facilities and products which might include embedded software. The Company has substantially completed its review of each of these areas for potential Year 2000 impact. Based on current information, the Company believes there are no material operational problems or anticipated expenses related to the Year 2000 problem and no material Year 2000 expenditures have been required or made. Certain versions of the Company's products require modifications, and it appears there may be opportunities to sell upgrades to its customer base. The Company does not believe that it has any contingent liabilities associated with any products it has previously manufactured which may not be Year 2000 fully compliant. Detailed implementation plans are in place for the required modifications or replacements. Products currently in production have been determined to be Year 2000 compliant and require no remediation. While initial assessments of Year 2000 implications are substantially complete, the Company plans to continually re-assess its software-embedded products and operational software applications to insure Year 2000 compliance. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers, vendors and subcontractors and continues to monitor their compliance. There have been no significant compliance issues identified. The Year 2000 review process and progress are monitored on a regular basis by a special task group of management. There appears to be no material financial risk to the Company as a result of the Year 2000 problem.

         The Company has contingency plans for certain critical applications. Such plans include, among other actions, manual workarounds, increasing inventories and adjusting staffing strategies.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is included in this report on pages F-1 through F-21.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         The Company's change in accountants was previously disclosed in its report on Form 8-K filed June 15, 1998, which report is incorporated herein by reference. There were no disagreements with the current or prior auditors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Information relating to the Directors and Executive Officers of the Company and compliance with section 16(a) of the Exchange Act will appear beneath the captions "Election of Directors," "Certain Information Regarding Nominees," "Meetings and Committees of the Board," "Business Experience of Executive Officers," "Compensation of Directors," and "Section 16(a), Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement which will be distributed in connection with its 2000 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information will be incorporated herein by reference as of the date of such filing.

ITEM 10. EXECUTIVE COMPENSATION

         Information relating to management remuneration and transactions will appear beneath the caption "Executive Compensation" and "Employment Agreements" in the Company's definitive Proxy Statement which will be distributed in connection with its 2000 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information will be incorporated herein by reference as of the date of such filing.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information relating to the ownership of equity securities by management and by beneficial owners of 5% or more of the Common Stock of the Company will be set forth under the caption "Stock Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement which will be distributed in connection with its 2000 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information will be incorporated herein by reference as of the date of such filing.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and transactions between the Company and its Officers and Directors will appear beneath the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which will be distributed in connection with its 2000 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information will be incorporated herein by reference as of the date of such filing.

         In the event that the Company's definitive Proxy Statement to be distributed in connection with its 2000 Annual Meeting of Stockholders is not filed, or mailed for filing, with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Company's most recent fiscal year, the Company will amend this Report within such time period to provide the information required by Part III hereof.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     (27) Financial Data Schedule (filed herewith)

(b)  REPORTS ON FORM 8-K

     No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Sensytech, Inc. and subsidiary:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Sensytech, Inc. and its subsidiary at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Pittsburgh, PA


December 3, 1999

                     SENSYTECH, INC. AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                  September 30,
                                                                    ----------------------------------------
                                                                        1999                        1998
                                                                        ----                        ----

CURRENT ASSETS
    Cash and cash equivalents (Notes 1 and 3)                       $ 3,076,000                  $   112,000
    Accounts receivable, net of allowance for
     doubtful accounts of $311,000 in 1999                            3,215,000                    5,082,000
    Unbilled contract costs (Note 4)                                  4,924,000                    4,238,000
    Inventories  (Note 5)                                                25,000                      536,000
    Deferred income taxes (Note 17)                                     717,000                      288,000
    Other current assets                                                151,000                       89,000
    Refundable and prepaid income taxes  (Note 17)                           --                      311,000
                                                                    -----------                  -----------
          TOTAL CURRENT ASSETS                                       12,108,000                   10,656,000

PROPERTY AND EQUIPMENT  (Note 6)                                      1,403,000                    1,647,000

OTHER ASSETS
    Deferred income taxes (Note 17)                                      54,000                      236,000
    Goodwill, net of accumulated amortization of
     $25,000 in 1999 and $20,000 in 1998  (Note 2)                      141,000                      782,000
    Property held for sale (Note 7)                                          --                    1,446,000
    Other assets                                                         81,000                       69,000
                                                                    -----------                  -----------
          TOTAL ASSETS                                              $13,787,000                  $14,836,000
                                                                    ===========                  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                  September 30,
                                                                                   -------------------------------------------
                                                                                       1999                           1998
                                                                                       ----                           ----

CURRENT LIABILITIES
    Note payable - line of credit (Note 8)                                         $         --                   $  2,049,000
    Accounts payable                                                                  1,486,000                      2,554,000
    Accrued salaries, benefits, and related expenses                                  1,267,000                      1,199,000
    Deferred compensation  (Note 9)                                                     356,000                        319,000
    Other accrued expenses  (Note 16)                                                   634,000                        619,000
    Income taxes payable  (Note 17)                                                     355,000                             --
    Mortgage payable (Note 11)                                                               --                        220,000
    Billings in excess of costs (Note 4)                                                466,000                        412,000
    Capital leases  (Note 12)                                                            42,000                         53,000
                                                                                   ------------                   ------------

          TOTAL CURRENT LIABILITIES                                                   4,606,000                      7,425,000

LONG-TERM LIABILITIES
    Capital leases  (Note 12)                                                            69,000                        104,000
                                                                                   ------------                   ------------


STOCKHOLDERS' EQUITY (Notes 2 and 13)
    Common Stock, at September 30, 1999, $.01 par value,
      authorized 5,000,000 shares; issued and outstanding 3,987,940 shares; at September 30, 1998, $.01 par value, authorized
      5,000,000 shares; issued and outstanding 3,961,271 shares                          40,000                         40,000
    Additional paid-in capital                                                        7,099,000                      6,858,000
    Unearned stock-based compensation (Note 15)                                        (125,000)                            --
    Retained earnings                                                                 2,098,000                        409,000
                                                                                   ------------                   ------------

                                                                                      9,112,000                      7,307,000
                                                                                   ------------                   ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 13,787,000                   $ 14,836,000
                                                                                   ============                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      For the Year Ended
                                                                         September 30,
                                                               1999                           1998
                                                               ----                           ----

REVENUE
  Contract revenue                                         $ 26,424,000                   $ 21,927,000
                                                           ------------                   ------------

COSTS AND EXPENSES
  Cost of revenues                                           19,237,000                     18,522,000
  General and administrative expenses                         4,251,000                      3,424,000
  Restructuring costs  (Note 16)                                     --                      1,096,000
                                                           ------------                   ------------

     Total costs and expenses                                23,488,000                     23,042,000
                                                           ------------                   ------------

INCOME (LOSS) FROM OPERATIONS                                 2,936,000                     (1,115,000)

OTHER EXPENSES
   Interest expense, net                                        (40,000)                      (197,000)
                                                           ------------                   ------------

INCOME (LOSS) BEFORE INCOME TAXES                             2,896,000                     (1,312,000)

INCOME TAX (PROVISION) BENEFIT  (Note 17)                    (1,207,000)                       490,000
                                                           ------------                   ------------

NET INCOME (LOSS)                                          $  1,689,000                   $   (822,000)
                                                           ============                   ============
PER SHARE AMOUNT (Note 1)
  Basic earnings (loss) per share                          $       0.42                   $      (0.27)
  Diluted earnings (loss) per share                        $       0.40                   $      (0.27)
                                                           ============                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                               Additional        Unearned                               Total
                                                Common          Paid-in         Stock-based         Retained        Stockholders'
                                                Stock           Capital         Compensation        Earnings           Equity
                                                -----           -------         ------------        --------           ------

BALANCE AT SEPTEMBER 30, 1997                  $ 19,000       $ 1,286,000                --        $ 1,231,000       $2,536,000
Net loss                                             --                --                --           (822,000)        (822,000)
Issuance of stock, net of
   related expenses of $6,000
   (Note 13)                                     15,000         3,762,000                --                 --        3,777,000
Acquisition, including par
  value adjustment (Note 2)                       5,000         1,752,000                --                 --        1,757,000
Exercise of stock options                         1,000            58,000                --                 --           59,000
                                               --------       -----------       -----------        -----------       ----------
BALANCE AT SEPTEMBER 30, 1998                  $ 40,000       $ 6,858,000                --        $   409,000       $7,307,000
                                               --------       -----------       -----------        -----------       ----------
Net income                                           --                --                --          1,689,000        1,689,000
Exercise of stock options                            --            74,000                --                 --           74,000
Unearned stock-based compensation
  (Note 15)                                          --           167,000       $  (167,000)                --               --
Amortization of stock-based compensation             --                --            42,000                 --           42,000
                                               --------       -----------       -----------        -----------       ----------
BALANCE AT SEPTEMBER 30, 1999                  $ 40,000       $ 7,099,000       $  (125,000)       $ 2,098,000       $9,112,000
                                               ========       ===========       ===========        ===========       ==========




The accompanying notes are an integral part of these consolidated financial statements.

                   SENSYTECH, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year Ended
                                                                                            September 30,
                                                                                 ------------------------------------
                                                                                     1999                    1998
                                                                                     ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                           $ 1,689,000             $  (822,000)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization                                               689,000                 426,000
         Bad debt expense                                                            311,000                 155,000
         Stock compensation                                                           42,000                      --
         Deferred tax expense                                                       (247,000)               (287,000)
         Inventory writedown                                                         391,000                      --
         Cash provided (used) by assets and liabilities:
            Accounts receivable                                                    1,556,000              (1,826,000)
            Unbilled contract costs                                                 (686,000)              2,417,000
            Inventories                                                              120,000                  83,000
            Other current assets                                                     (62,000)                 87,000
            Refundable and prepaid income taxes                                      311,000                (236,000)
            Income taxes payable                                                     661,000                      --
            Accounts payable                                                      (1,068,000)               (387,000)
            Other accrued expenses                                                   450,000                (127,000)
            Other                                                                     36,000                 (47,000)
                                                                                 -----------             -----------
     Net cash provided by (used in) operating activities                           4,193,000                (564,000)
                                                                                 -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition expenses, net of cash acquired                                           --                (115,000)
     Net acquisitions of property and equipment                                     (434,000)               (365,000)
     Proceeds from disposal of property held for sale                              1,446,000                      --
                                                                                 -----------             -----------
     Net cash provided by (used in) investing activities                           1,012,000                (480,000)
                                                                                 -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments under line of credit                                            (2,049,000)             (2,740,000)
     Principal payments on mortgage debt                                            (220,000)                 (5,000)
     Principal payments on capital lease obligations                                 (46,000)                (75,000)
     Net proceeds of private placement of common stock                                    --               3,777,000
     Proceeds of stock option exercises                                               74,000                  59,000
                                                                                 -----------             -----------
     Net cash (used in) provided by financing activities                          (2,241,000)              1,016,000
                                                                                 -----------             -----------
Net increase (decrease) in cash and cash equivalents                               2,964,000                 (28,000)
Cash and cash equivalents, beginning of period                                       112,000                 140,000
                                                                                 -----------             -----------
Cash and cash equivalents, end of period                                         $ 3,076,000             $   112,000
                                                                                 ===========             ===========
Supplemental schedule of non-cash investing and financing activities:
     Equipment acquired with capital lease obligations                                    --                 141,000

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                      $    71,000             $   177,000
                                                                                 ===========             ===========
     Cash paid for income taxes                                                  $   480,000             $    22,000
                                                                                 ===========             ===========



The accompanying notes are an integral part of these consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITIES:

         Sensytech, Inc. and subsidiary (the "Company") primarily defines, designs, develops and manufactures systems and equipment for integrated passive surveillance systems for military and commercial customers.

PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the accounts of Sensytech, Inc. and its wholly owned subsidiary, Daedalus Enterprises Export Corporation. All intercompany transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS:

         For purposes of the statement of cash flows, the Company considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES:

         Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis.

PROPERTY AND EQUIPMENT:

         Property and equipment are recorded at cost and are depreciated over estimated useful lives ranging from three to eight years using straight-line and double declining balance methods. Leasehold improvements are amortized over the life of the improvement or length of lease term, whichever is shorter, using the straight-line method. Amortization of leasehold improvements and capital lease obligations are included in depreciation expense. The cost and accumulated depreciation or amortization of assets sold or retired are removed from the respective accounts and any gain or loss is reflected in other income (expenses).

REVENUE RECOGNITION:

         The estimated revenue for performance under Government fixed-price and cost-type contracts, including customer funded research and development, is recognized under the percentage of completion method of accounting whereunder the estimated revenue is determined on the basis of completion to date (the total contract amount multiplied by percent of performance to date less revenue value recognized in previous periods). Revenues under cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain Government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties, which historically are not material, are included in revenue at the time the amounts can be determined reasonably. Anticipated losses are recognized at the time they become known. It is reasonably possible that future operating results may be effected if actual contract costs incurred differ from total contract costs currently estimated by management.

RESEARCH AND DEVELOPMENT:

         Internally funded research and development costs are included in general and administrative expenses in the consolidated statements of operations. The amount of internally funded research and development costs expensed during 1999 and 1998 was $540,000 and $994,000, respectively.

INCOME TAXES:

         Deferred tax assets and liabilities have been established for the temporary differences between financial statement and tax bases of assets and liabilities existing at the balance sheet date using expected tax rates. A valuation allowance is recorded to reduce deferred income taxes to that portion that is expected to more likely than not be realized.

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

OPERATING CYCLE:

         In accordance with industry practice, the Company classifies as current assets amounts relating to long-term contracts which may have terms extending beyond one year but are expected to be realized during the normal operating cycle of the Company. The liabilities in the accompanying balance sheets which have been classified as current liabilities are those expected to be satisfied by the use of assets classified as current assets. At September 30, 1999, substantially all contracts in progress are expected to be completed within the next twelve months. Therefore, substantially all current assets and current liabilities are expected to be liquidated in the next twelve months.

ACQUISITIONS:

         The Company's acquisition has been accounted for using the purchase method of accounting. The results of operations for the periods since the date of acquisition are included in the consolidated financial statements. Costs in excess of net assets acquired (goodwill) are amortized on the straight-line method principally over ten years. The Company regularly reviews the individual components of the balances of all of its long-term assets by analyzing the future recoverability of the assets and recognizes, on a current basis, any diminution in value.

EARNINGS PER SHARE:

         Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during each period. For the year ended September 30, 1998, the effect of shares issuable upon exercise of stock options was excluded from the diluted (loss) earnings per share calculation, as their effect would have been antidilutive. The weighted average shares outstanding were adjusted to reflect the conversion of S.T. Research Corporation stock in connection with the Acquisition discussed in Note 2. The following summary is presented for the years ended:

                                                                                   SEPTEMBER 30,
                                                                                   -------------
                                                                             1999                1998
                                                                             ----                ----


      Net income (loss)                                                  $1,689,000           $ (822,000)
      Weighted average shares outstanding - basic                         3,976,000            3,072,000
      Basic earnings (loss) per share                                    $      .42           $     (.27)
      Effect of dilutive securities:
      Shares issuable upon exercise of stock options                        233,000                   --
                                                                         ----------           ----------
      Weighted average shares outstanding - diluted                       4,209,000            3,072,000
      Diluted earnings (loss) per share                                  $      .40           $     (.27)

RECLASSIFICATIONS:

         Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

NOTE 2 - ACQUISITIONS

         On June 9, 1998, S.T. Research Corporation ("STR") acquired Daedalus Enterprises, Inc. ("DEI") in an acquisition whereby the outstanding STR shares were converted into approximately 86.5% of the issued and outstanding shares of DEI (the "Acquisition"). As part of this overall transaction, DEI changed its name to Sensytech, Inc. While DEI was the legal acquirer, the Acquisition was accounted for as a reverse acquisition whereby STR was deemed to have acquired DEI for financial reporting purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements presented for periods prior to the

Acquisition date are the financial statements of STR except for stockholders' equity which has been retroactively restated for the equivalent number of shares of the legal acquirer. An adjustment has also been made to adjust the par value with an offset to additional paid-in capital. The operations of the former DEI business have been included in the financial statements from the date of the Acquisition. In connection with the Acquisition, the Company changed its fiscal year-end from July 31 to September 30, which was the fiscal year end of STR.

         The average market value of the DEI Common Stock for a reasonable period of time before and after the announcement of the Acquisition determined the purchase price for accounting purposes. The average market value of DEI stock used to record the purchase was $3.25 per share and there were 540,751 shares issued and outstanding at the Acquisition date. As a result, the aggregate value of the stock used to record the purchase was approximately $1,757,000. In addition, direct expenses of the purchase of $131,000 consisting of legal, accounting and other fees, were included in the recorded purchase price.

         The Company recorded goodwill of $802,000, which is being amortized over a ten-year period on a straight-line basis. In addition, the Company repaid DEI's existing note payable to its bank in the amount of $879,000. During fiscal year 1999, goodwill was reduced by 629,000 for the utilization of acquired net operating loss carry forwards (NOLs), the gain on the sale of the property and the reversal of certain estimated liabilities recorded in connection with the Acquisition.

         The following unaudited pro forma information reflects the pro forma results of operations of the Company and DEI for the year ended September 30, 1998, assuming the companies had combined as of October 1, 1997.

                                                              1998
                                                              ----
            Revenue                                       $ 22,884,000
            Net (loss) income                             $ (1,640,000)
            Basic and diluted (loss) earnings per share   $       (.45)

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
                                                         -----------
                                                         $ 1,888,000
                                                         ===========

         At the Acquisition date, DEI had net operating loss carry forwards
(NOLs) of approximately $2,575,000 and tax credits of approximately $40,000. The acquired NOLs and tax credits are limited as to use under the Internal Revenue Code. Therefore, the amounts of acquired NOLs and tax credits have been fully reserved through the recording of a valuation allowance, except for approximately $90,000 in NOLs which management expects to realize in fiscal year 2000. To the extent that the remaining reserved NOLs become realized, the corresponding tax benefit will first be used to reduce goodwill to zero and thereafter will serve to reduce any provision for income taxes.

NOTE 3 - CASH HELD IN TRUST - RESTRICTED:

         On January 1, 1990, the Company established a health and disability benefit plan pursuant to the Employee Retirement Income Security Act of 1974 for employees and their dependents. The Company funds the plan by making monthly contributions to a trust established and administered by an independent third party. The monthly contribution is based on a predetermined rate for each enrolled employee. The excess contributions over claims are maintained in trust to cover future claims of the enrolled employees. The Company may terminate the trust at any time. Distribution of trust assets shall be determined by the Company. The Company maintains individual claim and aggregate stop loss coverage. The Company records a liability in the financial statements for known claims outstanding and an estimate, based on prior experience, of incurred but not reported claims in excess of amounts remaining in the trust fund. The trust cash account had a balance of $37,000 as of September 30, 1999 and such amount is included in cash and cash equivalents in the accompanying balance sheet. There were no amounts in the trust cash account at September 30, 1998. The Company accrued liabilities of $76,000 and $151,000 at September 30, 1999 and 1998, respectively, under its health and disability plan.

NOTE 4 - UNBILLED CONTRACT COSTS, NET:

         The status of accumulated costs incurred and progress billings on uncompleted contracts at September 30, 1999 and 1998 was as follows:

                                                                             SEPTEMBER 30,
                                                                             -------------
                                                                   1999                  1998
                                                                   ----                  ----
            Accumulated costs incurred and
               estimated earnings on uncompleted                $ 7,298,000          $ 6,359,000
               contracts

            Progress billings and advances on
               uncompleted contracts                             (2,840,000)          (2,533,000)
                                                                -----------          -----------
            Total                                               $ 4,458,000          $ 3,826,000
                                                                ===========          ===========

         The above amounts are included in the balance sheet at September 30, 1999 and 1998 as follows:

                                                                             SEPTEMBER 30,
                                                                             -------------
                                                                     1999                     1998
                                                                     ----                     ----
            Costs and estimated earnings in excess
               of billings (unbilled contract costs)
               on uncompleted contracts                           $4,924,000               $4,238,000

            Billings in excess of costs and estimated
               earnings on uncompleted contracts                    (466,000)                (412,000)
                                                                  ----------               ----------
            Total                                                 $4,458,000               $3,826,000
                                                                  ==========               ==========

         Unbilled costs and accrued profit on contracts in progress comprise principally amounts of revenue recognized on contracts for which billings had not been presented to the customer because the amounts were not billable at the balance sheet date. It is anticipated such unbilled amounts receivable at September 30, 1999 will be billed over the next 270 days as products and/or services are delivered. Retainages, which approximate $121,000 at September 30, 1999, will be billed and collected as contracts are finalized with the customer. At September 30, 1999 and 1998, there are no significant unrecovered costs or estimated profits subject to future negotiation.

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

NOTE 5 - INVENTORIES:

         Inventories consist of the following at September 30:

                                                    1999                1998
                                                    ----                ----
Materials                                               --            $ 94,000
Work in process                                     25,000             442,000
                                                  --------            --------
                                                  $ 25,000            $536,000
                                                  ========            ========

NOTE 6 - PROPERTY AND EQUIPMENT:

         Property and equipment are summarized as follows at September 30:

                                                                            1999                    1998
                                                                            ----                    ----
Furniture and fixtures                                                  $   123,000             $   123,000
Machinery and equipment                                                   3,195,000               3,054,000
Leasehold improvements                                                      504,000                 400,000
Equipment capitalized under capital leases                                  101,000                 156,000
                                                                        -----------             -----------
      Subtotal                                                            3,923,000               3,733,000
Less accumulated depreciation                                            (2,520,000)             (2,086,000)
                                                                        -----------             -----------

Total                                                                   $ 1,403,000             $ 1,647,000
                                                                        ===========             ===========


         Depreciation expense was approximately $677,000 and $406,000 for the years ended September 30, 1999 and 1998, respectively.

NOTE 7 - PROPERTY HELD FOR SALE:

         On September 30, 1998, property held for sale consisted of land and a building acquired in connection with the merger with DEI. On December 1, 1998, the Company sold the property for cash of approximately $1,575,000, with net proceeds of approximately $1,446,000 of which approximately $220,000 was used to pay off the existing mortgage balance. The small gain of approximately $11,000 resulting from the sale was offset against previously recorded goodwill. Under terms of the sales agreement, the Company is leasing approximately fifty percent of the facility for five years with a five-year renewal option. The annual rental approximates $112,000 for each of the next four years for an aggregate amount of $448,000.

NOTE 8 - NOTE PAYABLE - LINE OF CREDIT:

         Effective February 28, 1999, the Company entered into a new line of credit and related note payable with its bank. The agreement expires February 28, 2001, and provides a maximum available line of credit of $3,000,000. However, the total borrowing base generally cannot exceed the sum of 90 percent of qualified Government accounts receivable and 80 percent of qualified non-Government accounts receivable.

         The bank agreement establishes the interest rate at the LIBOR rate (5.4 percent at September 30, 1999) plus 225 to 300 basis points, determined by the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. All borrowings under the line of credit and the performance of the Company's obligations under the line of credit agreement are collateralized by the Company's accounts receivable, equipment, contracts, and general intangibles. The agreement also contains various covenants as to dividend restrictions, working capital, tangible net worth, earnings and debt-to-equity ratios. At September 30, 1999, no amounts were outstanding. Unused commitment fees of one quarter of one percent per annum are required.

NOTE 9 - DEFERRED COMPENSATION:

         The Company has a Non-Qualified Deferred Compensation Plan whereby employees may defer compensation with such deferrals taking the status of a general obligation of the Company. The balance bears interest at prime plus one half percent. The principal amount of the balance is due to an employee director.

NOTE 10 - EMPLOYEE BENEFIT PLANS:

         At September 30, 1999, the Company's sole qualified deferred compensation plan ("the Plan") consisted of two components. The Plan is comprised of a 401(k) plan and a profit sharing plan. Included in the Plan are the former DEI Defined Contribution Pension Plan assets and the former S.T. Research Corporation employee stock ownership plan ("ESOP") assets. In June 1998, the Plan was amended to merge with the employee stock ownership plan segment. Upon the amendment, the right afforded Plan participants to liquidate their ESOP shares at market prices and self-direct the proceeds. Also, in June of 1998, the Plan was amended to allow for self-direction investments of profit sharing contributions.

         To participate in the Plan, eligible employees must have attained 21 years of age. Eligible employees may elect to participate in the Company's 401(k) plan on January 1 and July 1. In 1999 and 1998, the Company matched 50 percent of the first six percent of employee contributions, which match amounted to $183,000 in 1999 and $174,000 in 1998.

         The total number of Company shares allocated to participants under the profit sharing plan at September 30, 1999 and 1998, including shares formerly in the ESOP and 401(k) Plans, was 514,888 and 615,918, respectively.

NOTE 11 - MORTGAGE PAYABLE:

         The Company had a mortgage bearing interest at prime (8.25% at September 30, 1998) plus 1.5%, with a balance of $220,000 as of September 30, 1998. The mortgage was associated with the property held for sale and was paid in full on December 1, 1998, in connection with the sale of the property.

NOTE 12 - LEASE COMMITMENTS:

OPERATING LEASES:

         The Company, effective June 30, 1999, signed a non-cancellable 15-year lease for the real estate at its principal location in Virginia. Prior to June 30, 1999, the facilities had been leased from partnerships (the "partnerships") in which an officer, employees and stockholders of the Company are partners. The risk and rewards associated with the facilities and the obligations imposed by the partnerships' debt and other general obligations resided with the partnerships. In 1993, the Company entered into a letter agreement to extend the lease commitment for 80% of its principal location through December 31, 1998. In 1995, the Company entered into a separate agreement to extend the lease on the remaining 20% of its principal location to December 14, 1998. On December 15, 1998, the Company entered into rolling six-month leases for these facilities effective upon the expiration of the respective leases. On June 30, 1999, the partnerships sold the facilities to an unrelated third party. These six-month leases were terminated by the parties due to the Company signing a non-cancellable 15-year lease agreement with the buyer of these facilities.

         On September 2, 1998, the Company entered into a sales agreement for the property held for sale in Michigan. The Company sold their Michigan facility on December 1, 1998. The Company entered into a five-year lease for a portion of the facility with the new owner.

         The Company leases various equipment under noncancellable operating leases.

         Rent expense for the years ended September 30, 1999 and 1998 was $835,000 and $852,000, respectively, which included $314,000 and $419,000, respectively, associated with leases from related parties. At September 30, 1999, minimum rental payments under operating leases for facilities and equipment are as follows:



                 2000                            $  848,000
                 2001                               876,000
                 2002                               854,000
                 2003                               822,000
                 2004                               634,000
                 Remainder                        5,479,000
                                                 ----------
                 Total                           $9,513,000
                                                ===========

         The Company subleases to a third party a portion of its facility at its principal location in Virginia. At September 30, 1999, minimum rentals to be received under the sublease through the expiration of the lease in fiscal year 2000 are $33,000.

CAPITAL LEASES:

         At September 30, 1999 and 1998, the Company was obligated under capital leases for equipment having aggregate book values of $101,000 and $156,000, respectively. The following schedule summarizes the future minimum lease payments:

YEARS ENDING SEPTEMBER 30,                                1999
--------------------------                                ----

2000                                                  $  51,000
2001                                                     51,000
2002                                                     22,000
2003                                                         --
2004                                                         --
                                                      ---------
Subtotal                                                124,000
Less amount representing interest                       (13,000)
                                                      ---------
Present value of minimum lease obligations              111,000
Less current portion                                    (42,000)
                                                      ---------

Capital leases payable - long-term portion            $  69,000
                                                      =========


NOTE 13 - STOCK ISSUANCE

         On January 30, 1998, prior to the Acquisition, the Company completed a private placement, whereby it issued 582,000 shares of common stock. The common stock was issued for cash of $6.50 per share for aggregate proceeds of $3,783,000. When restated for the exchange ratio used in the Acquisition of 2.58 shares, the equivalent number of shares issued was 1,501,560 and the issuance price was $2.52. The proceeds were used to repay outstanding bank borrowings under the Company's line of credit.

NOTE 14 - STOCK OPTIONS:

         The Company has an Incentive Stock Option Plan established in 1983 ("1983 Plan"), and a Long-Term Incentive Plan and a Non-Employee Director Stock Option Plan established in 1995 (collectively the "1995 Plans"). The Long-Term Incentive Plan provides for the granting of options, restricted stock and/or performance awards to key employees and the Non-Employee Director Stock Option Plan provides for the granting of options to outside members of the Board of Directors to purchase common stock of the Company at the fair market value at the date of the grant. There are 26,200 exercisable options outstanding at September 30, 1999 in the Long-Term Incentive Plan. There are no exercisable options or stock appreciation rights outstanding under the 1983 Plan at September 30, 1999. No additional options can be granted under the 1983 Plan. The Non-Employee Director Stock Option Plan was amended effective with the Acquisition to prohibit future granting of options.

         The Company also has a 1991 Stock Option Plan, the ("1991 Plan") and a 1996 Stock Option Plan, the ("1996 Plan"). The 1991 Plan and the 1996 Plan have 25,800 and 41,280 exercisable options that are outstanding at September 30, 1999, respectively.

         Options under all of the aforementioned Plans generally vest over a three to five year period and expire after ten years.

         Stock option activity is summarized as follows:

                                                       WEIGHTED AVERAGE                          WEIGHTED AVERAGE
                                      1983 PLAN         EXERCISE PRICE         1995 PLANS         EXERCISE PRICE
                                      ---------         --------------         ----------         --------------

Balance at Sept. 30, 1997              28,000            $   3.87                39,350            $   2.81
   Exercised                          (25,000)               4.00                    --                  --
   Granted                                 --                  --                    --                  --
   Expired                             (3,000)               2.75                  (375)               2.25
   Forfeited                               --                  --                    --                  --
                                      -------            --------              --------            --------
Balance at Sept. 30, 1998                  --                                    38,975                2.82
   Exercised                               --                  --               (12,400)               2.47
   Granted                                 --                  --               428,500                3.07
   Expired                                 --                  --                  (375)               2.25
   Forfeited                               --                  --              (103,000)               3.04
                                      -------            --------              --------            --------
Balance at Sept. 30, 1999                  --                  --               351,700            $   3.02


                                                       WEIGHTED AVERAGE                          WEIGHTED AVERAGE
                                      1991 PLAN         EXERCISE PRICE         1996 PLANS         EXERCISE PRICE
                                      ---------         --------------         ----------         --------------

Balance at Sept. 30, 1997             77,400             $   1.01                61,920             $   3.35
   Exercised                         (51,600)                1.14                    --                   --
   Granted                                --                   --                    --                   --
   Expired                                --                   --                    --                   --
   Forfeited                              --                   --               (20,640)                3.31
                                     -------             --------               -------             --------
Balance at Sept. 30, 1998             25,800                 0.75                41,280                 3.37
   Exercised                              --                   --                    --                   --
   Granted                                --                   --                    --                   --
   Expired                                --                   --                    --                   --
   Forfeited                              --                   --                    --                   --
                                     -------             --------               -------             --------
Balance at Sept. 30, 1999             25,800             $   0.75                41,280             $   3.37


         Total shares of common stock reserved pursuant to the aforementioned Plans and the non-qualified options are 461,780.

         The weighted average grant date fair value of options granted during 1999 was $2.47 for the 1995 Plans. There were no options granted in 1998.

         The Black-Scholes model was used to estimate the fair value of the options. Significant assumptions include a risk-free interest rate of 6.0 percent and an expected life equal to the term of the options.

         The following summarizes information about stock options outstanding at September 30, 1999:

                                          1999
                                          NUMBER                 RANGE OF             WEIGHTED AVERAGE
                                       OUTSTANDING           EXERCISES PRICES          REMAINING LIFE

       1983 Option Plan                       --                          --                      --
       1995 Option Plans                 351,700             $ 2.25 to $6.00               8.7 years
       1991 Option Plan                   25,800             $          0.75               1.3 years
       1996 Option Plan                   41,280             $          3.37               7.1 years
                                      ----------             ---------------               ---------
                                         418,780             $ 0.75 to $6.00                      --
                                      ==========             ===============               =========

         The Company continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation expense for the Company's five stock-based compensation plans been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended September 30, 1999 and 1998:

                                                                                          DILUTED
                                                             BASIC EARNINGS              EARNINGS
                                    NET INCOME                   (LOSS)                   (LOSS)
                                      (LOSS)                    PER SHARE                PER SHARE
                                    ----------                  ---------                ---------

        1999:
        As reported                  $1,689,000                 $ .42                     $ .40
        Pro forma                    $1,488,000                 $ .37                     $ .35

        1998:
        As reported                  $(822,000)                 $(.27)                    $(.27)
        Pro forma                    $(822,000)                 $(.27)                    $(.27)


NOTE 15 - STOCK PURCHASE PLAN AND UNEARNED COMPENSATION:

         The Company reserved 100,000 shares of common stock for sale to eligible employees through payroll deductions over six month periods pursuant to the 1983 Employee Stock Purchase Plan (the "Purchase Plan"). The purchase price is the lower of 90% of the fair market value of the stock on the first or last day of the purchase period. Under the Purchase Plan, 14,269 shares were issued in 1999, at an average price of $3.04. At September 30, 1999 and 1998, there were 50,199 and 64,468 shares, respectively, available for future purchase.

         The Company adopted an incentive bonus plan that provides for a portion of the annual award to be paid in the form of stock of the Company subject to vesting requirements. Unearned stock-based compensation consists of the remaining unamortized portion of such stock award.

NOTE 16 - RESTRUCTURING COSTS

         During fiscal 1998, the Company recorded nonrecurring charges of $1,096,000 in connection with the ongoing restructuring of the Company's operations. The restructuring combined, integrated, and reengineered the Company's processes, policies and procedures. Costs incurred consisted primarily of severance costs and other employee benefits, professional fees and relocation expenses. Total restructuring costs included in other accrued expenses at September 30, 1998 was $485,000. There were no restructuring costs included in other accrued expenses at September 30, 1999 as all amounts accrued were expended.

NOTE 17 - INCOME TAXES:

         The income tax provision (benefit) for the years ended September 30, 1999 and 1998 consisted of the following:

                                        1999                   1998
                                        ----                   ----

Current:
   Federal                          $ 1,261,000             $(163,000)
   State                                193,000               (40,000)
Deferred:
   Federal                             (223,000)             (242,000)
   State                                (24,000)              (45,000)
                                    -----------             ---------

                                    $ 1,207,000             $(490,000)
                                    ===========             =========

         The Company's deferred tax assets by tax jurisdiction are as follows:

                              SEPTEMBER 30,
                        1999                 1998
                        ----                 ----

Federal               $655,000            $442,000
State                  116,000              82,000
                      --------            --------

Total                 $771,000            $524,000
                      ========            ========

         Deferred tax assets (liabilities) consist of the following:

                                                            SEPTEMBER 30,
                                                    1999                     1998
                                                    ----                     ----

Deferred compensation                           $   136,000             $   121,000
Accrued vacation                                    110,000                 127,000
Inventory reserve                                   149,000                      --
Property held for sale                                   --                (287,000)
Deferred expenses                                    55,000                      --
Accrued severance                                    98,000                      --
Net operating losses and tax credits                698,000               1,294,000
Uncollectible accounts                              118,000                      --
Other, net                                           71,000                   1,000
                                                -----------             -----------
   Sub-total                                    $ 1,435,000             $ 1,256,000
Less:  Valuation allowance                         (664,000)               (732,000)
                                                -----------             -----------
                                                $   771,000             $   524,000
                                                ===========             ===========

         The provision (benefit) for income taxes from income (loss) from continuing operations in 1999 and 1998 varied from the U.S. statutory rate for the following reasons:

                                                  1999             1998
                                                  ----             ----

    Federal statutory rate                       34.0%             34.0%
    State income taxes, net of federal tax        4.0               4.0
    benefit
    Other, net                                    3.7               (.7)
                                                -----             ------
                                                 41.7%             37.3%
                                                =====             =====

         As a result of limitations under the Internal Revenue Code and uncertainties as to the Company's ability to generate sufficient taxable income in future periods, a portion of the NOLs acquired in the Acquisition have been reserved through a valuation allowance. To the extent that the remaining NOLs become realized, the corresponding tax benefits will first be used to reduce goodwill to zero and thereafter will serve to reduce any provision for income taxes.

         The Company's available net operating loss carryforwards and tax credits will expire from 2009 through 2018.

NOTE 18 - CONCENTRATIONS OF CREDIT RISK:

         As of September 30, 1999 and 1998, the Company had funds on deposit in excess of the federally insured amount with a bank. Approximately 91 percent of the Company's revenues are generated from contracts with U.S. Government agencies or U.S. Government contractors. During the years ended December 31, 1999 and 1998, the Company recorded revenues from three significant contracts. Those contracts include the U.S. Navy Integrated Electronic Warfare System (AIEWS) subcontract from Lockheed-Martin Corporation, the U.S. Navy ESM Receiver Systems contract, and the U.S. Navy Bobcat Systems contract. Revenues from these three contracts amounted to 13%, 25% and 25% of fiscal year 1999 total revenue and 2%, 0%, and 20% of fiscal year 1998 total revenue, respectively.

         Companies which are engaged in supply defense-related equipment to the Government are subject to certain business risks, some of which are peculiar to that industry. Among these are: the cost of obtaining trained and skilled employees; the uncertainty and instability of prices for raw materials and supplies; the problems associated with advanced designs, which may result in unforeseen technological difficulties and cost overruns; and the intense competition and the constant necessity for improvement in facilities and personnel training. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors.

NOTE 19 - RELATED PARTY TRANSACTIONS:

         Related party transactions related to facility leases are disclosed in
Note 12. In addition, the Company entered into agreements with a corporation in which certain of the principals were related to an officer of the Company's predecessor, S.T. Research Corporation. The customer was placed into receivership and did not possess the financial capacity to pay the Company, thereby resulting in bad debt losses of $155,000 in 1998. The total revenue recognized from these agreements during fiscal year 1998 was approximately $110,000. There were no transactions with this customer in 1999. The balance of the bad debt losses related to equipment which was purchased for the agreements and sold to the customer.

NOTE 20 - FAIR VALUES OF FINANCIAL INSTRUMENTS:

         Based on existing rates, economic conditions and the short maturities, the carrying amounts of all the financial instruments at September 30, 1999 and 1998 are reasonable estimates of their fair values. The Company's financial instruments include cash and cash equivalents, accounts receivable, the note payable - line of credit, accounts payable and the capital lease obligations.

NOTE 21 - NEW ACCOUNTING PRONOUNCEMENTS:

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," for fiscal years beginning after December 15, 1997. The provisions of SFAS No. 130 establish standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements and displayed with the same prominence as other financial statements. The provisions of SFAS No. 131 establish standards for the way that enterprises report information about operating segments in annual financial statements and required that selected information about operating segments in interim financial statements be reported. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The adoption of SFAS No. 130 did not have a material effect on the Company's financial statements as the Company did not have any comprehensive income other than net income in fiscal years 1999 or 1998. The adoption of SFAS No. 131 did not have a material effect on the Company's financial statements as the Company operates as one business segment.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement significantly changes current financial statement disclosure requirements from earlier statements. Some of the more significant effects of SFAS No. 132 which will affect the Company's disclosures are that it:

1. Standardizes the disclosure requirements for pensions and other post retirement benefits and presents them in one footnote;

2. Requires that additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets;

3. Eliminates certain disclosures that are no longer considered useful, including general descriptions of the plans and; revises disclosures about defined-contribution plans.

         The adoption of SFAS No. 132, effective October 1, 1997, did not have a material effect on the Company's financial statements.

         On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes a new model for accounting for derivatives and hedging. The new standard requires enhanced disclosure of accounting policies for derivative financial instruments and derivative commodity instruments in the footnotes to the financial statements. In addition, the standard expands disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. Subsequently, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities," which delays implementation of FASB No. 133 to fiscal year 2001. Since the Company does not have any derivative transactions, SFAS No. 133 will not have an effect on the Company's financial statements.

NOTE 22 - SEGMENTS AND EXPORT SALES/FOREIGN OPERATIONS:

         The Company operates in one segment, the passive surveillance system segment. The Company had export sales to various foreign countries which amounted to $1,474,000 and $335,000 in 1999 and 1998, respectively. The Company has no foreign operations.

SIGNATURES

    Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SENSYTECH, INC.
                               (Registrant)

                                 By:  /s/ S. Kent Rockwell
                                     ------------------------------------
                                     S. Kent Rockwell
                                     Chief Executive Officer, Chief Financial
                                     Officer and Vice Chairman of the Board of
                                     Directors (principal executive officer and
                                     principal financial and accounting officer)
Date: December 27, 1999

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                Title
---------                                                -----


/s/ S. R. Perrino                            Chairman of the Board of Directors
-----------------------------
S. R. Perrino
Date:  December 27, 1999

/s/ Admiral James B. Busey                   Director
-----------------------------
Admiral James B. Busey
Date:  December 27, 1999

/s/ Charles W. Bernard                       Director
-----------------------------
Charles W. Bernard
Date:  December 27, 1999

/s/ Thomas R. Ory                            Director
-----------------------------
Thomas R. Ory
Date:  December 27, 1999

/s/ Philip H. Power                          Director
-----------------------------
Philip H. Power
Date:  December 27, 1999

/s/ John D. Sanders                          Director
-----------------------------
John D. Sanders
Date:  December 27, 1999