Form 10QSB
period 1999-12-31
SENSYTECH INC
filed 2000-02-15
CIK 26537

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                     ------

                                  FORM 10-QSB

Mark One

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For Quarterly Period Ended December 31, 1999

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

       As of February 8, 2000, there were 4,003,667 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                        SENSYTECH, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                                                                  Pages
                                                                                  -----

Condensed Consolidated Balance Sheets at
     December 31, 1999 and September 30, 1999...................................    3-4

Condensed Consolidated Statements of Income for the
     Three Months Ended December 31, 1999 and December 31, 1998................       5

Condensed Consolidated Statements of Cash Flows for the
     Three Months Ended December 31, 1999 and December 31, 1998................       6

Notes to Condensed Consolidated Financial Statements............................      7

Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition...................................    7-9

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.....................................      9


Signatures .....................................................................     10

                         SENSYTECH, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             December 31,                       September 30,
                                                                                1999                               1999
                                                                           --------------                      ---------------
                                                                              (Unaudited)                            *
CURRENT ASSETS
    Cash and cash equivalents                                               $  1,587,000                        $   3,076,000
    Accounts receivable, net of allowance for doubtful
     accounts of $617,000 at December 31,1999 and
     $311,000 at September 30, 1999                                            3,482,000                            3,215,000
    Unbilled contract costs, net                                               5,744,000                            4,924,000
    Inventories  (Note 2)                                                         24,000                               25,000
    Deferred income taxes                                                        863,000                              717,000
    Refundable income taxes                                                      228,000                                    -
    Other current assets                                                          91,000                              151,000
                                                                           --------------                      ---------------

             TOTAL CURRENT ASSETS                                             12,019,000                           12,108,000

PROPERTY AND EQUIPMENT                                                         1,365,000                            1,403,000

OTHER ASSETS

    Deferred income taxes                                                         54,000                               54,000
    Goodwill, net of accumulated amortization of
     $29,000 at December 31, 1999 and $25,000 at
     September 30, 1999                                                          137,000                              141,000
    Other assets                                                                  76,000                               81,000
                                                                           --------------                      ---------------
             TOTAL ASSETS                                                   $ 13,651,000                        $  13,787,000
                                                                           ==============                      ===============

*The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    December 31,                September 30,
                                                                                       1999                          1999
                                                                                  --------------               ---------------
                                                                                   (Unaudited)                        *
CURRENT LIABILITIES
    Accounts payable                                                               $  1,327,000                 $   1,486,000
    Accrued salaries, benefits, and related expenses                                    741,000                     1,267,000
    Deferred compensation                                                               368,000                       356,000
    Other accrued expenses                                                            1,125,000                       634,000
    Income taxes payable                                                                 91,000                       355,000
    Billings in excess of costs                                                         368,000                       466,000
    Capital leases                                                                       43,000                        42,000
                                                                                  --------------               ---------------
             TOTAL CURRENT LIABILITIES                                                4,063,000                     4,606,000

LONG-TERM LIABILITIES
    Capital leases                                                                       57,000                        69,000
                                                                                  --------------               ---------------


STOCKHOLDERS' EQUITY
    Common stock, at December 31, 1999, $.01 par value, authorized 5,000,000 shares; issued and outstanding 4,003,667 shares; at September 30, 1999,
       $.01 par value, authorized
       5,000,000 shares; issued and outstanding 3,987,940 shares                         40,000                        40,000
    Additional paid-in capital                                                        7,169,000                     7,099,000
    Unearned stock-based compensation                                                  (115,000)                     (125,000)
    Retained earnings                                                                 2,437,000                     2,098,000
                                                                                  --------------               ---------------

                                                                                      9,531,000                     9,112,000
                                                                                  --------------               ---------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 13,651,000                 $  13,787,000
                                                                                  ==============               ===============

*The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months Ended
                                                                     December 31,
                                                             1999                   1998
                                                        --------------          -------------
                                                          (Unaudited)           (Unaudited)
REVENUE
  Contract revenue                                       $  5,494,000            $ 6,022,000
                                                        --------------          -------------

COSTS AND EXPENSES
  Cost of revenues                                          4,132,000              4,630,000
  General and administrative expenses                         844,000                890,000
                                                        --------------          -------------

     Total costs and expenses                               4,976,000              5,520,000
                                                        --------------          -------------

INCOME FROM OPERATIONS                                        518,000                502,000

OTHER INCOME (EXPENSES)
   Interest income (expense), net                              29,000                (46,000)
                                                        --------------          -------------

INCOME BEFORE INCOME TAXES                                    547,000                456,000

INCOME TAX PROVISION                                         (208,000)              (180,000)
                                                        --------------          -------------

NET INCOME                                               $    339,000            $   276,000
                                                        ==============          =============

PER SHARE AMOUNTS (Note 3)

  Basic earnings per share                               $       0.08            $      0.07
                                                        ==============          =============
  Diluted earnings per share                             $       0.08            $      0.07
                                                        ==============          =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three Months Ended
                                                                               December 31,
                                                                         1999                 1998
                                                                    --------------       -------------
                                                                      (Unaudited)          (Unaudited)
Net cash used in operating activities                                $ (1,435,000)        $  (630,000)
                                                                    --------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net acquisitions of property and equipment                              (100,000)           (102,000)
 Proceeds from disposal of property held for sale                               -           1,446,000
                                                                    --------------       -------------

 Net cash (used in) provided by investing activities                 $   (100,000)        $ 1,344,000
                                                                    --------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments under line of credit                                 $          -         $  (438,000)
   Principal payments on mortgage debt                                          -            (220,000)
   Principal payments on capital lease obligations                        (11,000)             (7,000)
   Proceeds of stock option exercises                                      57,000              17,000
                                                                    --------------       -------------

  Net cash provided by (used in) financing activities                      46,000            (648,000)
                                                                    --------------       -------------

Net (decrease) increase in cash and cash equivalents                   (1,489,000)             66,000
Cash and cash equivalents, beginning of period                          3,076,000             112,000
                                                                    --------------       -------------

Cash and cash equivalents, end of period                             $  1,587,000         $   178,000
                                                                    ==============       =============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                           $      2,000         $    42,000
                                                                    ==============       =============
    Cash paid for income taxes                                       $    700,000         $         -
                                                                    ==============       =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SENSYTECH, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended December 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. Intercompany accounts and transactions have been eliminated in consolidation. For further information, refer to Sensytech, Inc.'s Annual Report on Form 10-KSB for the year ended September 30, 1999.

2.   INVENTORIES

Inventories are valued at the lower of cost or market using the first-in, first-out method and consisted of component parts.

3.   EARNINGS PER SHARE

The computation of net earnings per share is based on the weighted average number of shares of common stock outstanding during the periods presented. The weighted average number of shares used in the basic earnings per share calculation was 3,998,582 and 3,968,271 for the three-month periods ended December 31, 1999 and 1998, respectively. The weighted average number of shares used in the diluted earnings per share calculation was 4,217,258 and 4,142,348 for the three-month periods ended December 31, 1999 and 1998, respectively.

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

RESULTS OF OPERATIONS

Revenue for the three months ended December 31, 1999, was $5,494,000 compared to $6,022,000 for the three months ended December 31, 1998, resulting in a $528,000 or 8.8% decrease. The decrease was primarily due to the expiration of certain long-term contracts. The Omnibus contract and a contract for a model STR-16807 products with the U.S. Government originated in fiscal years 1996 and 1998, respectively. In the three months ended December 31, 1999, no revenue was generated from these contracts compared to generating 10% of the total revenue for the three months ended December 31, 1998.

The total amount of negotiated backlog, including both unfilled firm orders for the Company's products for which funding had been authorized and appropriated by the customer, and firm orders for which funding had not been appropriated as of December 31, 1999 and 1998, was $12,600,000 and $19,600,000, respectively. This decrease is principally the result of reduced unauthorized backlog. The Company is in negotiation for an additional authorization of approximately $5,000,000 on a major subcontract with the U.S. Navy. The majority of the authorized and appropriated unfilled orders at December 31, 1999 are expected to be completed within a year. Orders for new business for the Company's products and services improved by 15% as of December 31, 1999, from December 31, 1998.

Cost of revenue, as a percentage of revenue, decreased from 76.9% for the three months ended December 31, 1998 to 75.2% for the three months ended December 31, 1999. The decrease resulted from an improved mix of business and productivity improvements in the operations. These gains are the result of the 1998 business restructuring to focus on the Company's core business and productivity gains in the current year.

For the three months ended December 31, 1999, general and administrative expenses decreased from $890,000 to $844,000 or a 5.2% decrease. The decrease was due principally to a decrease in salaries and related benefit expense.

Net interest income was $29,000 for the three months ended December 31, 1999, compared to net interest expense of $46,000 for the three months ended December 31, 1998. The Company used the net proceeds from the sale of real estate on December 1, 1998, to pay down its outstanding balance on its line of credit.

Income tax expense consists of federal and state income tax. The Company's effective tax rate was 38.0% for the three months ended December 31, 1999, compared to an effective tax rate of 39.5% for the three months ended December 31, 1998. The rate varied from the statutory rate primarily due to state taxes.

Net income for the three months ended December 31, 1999, increased to $339,000, compared to net income of $276,000 for the three months ended December 31, 1998. The increase of $63,000 was the result of the items discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flows used in operating activities were $1,435,000 for the three months ended December 31, 1999, compared to $630,000 for the three months ended December 31, 1998. This increase was principally due to increased unbilled receivables of $820,000 and $1,152,000 at December 31, 1999 and 1998,
respectively, relative to the initiation of new contracts. Also, in the three months ended December 31, 1999, there was an increase in accounts receivable of approximately $884,000 due to delayed turnover.

Cash flows used in investing activities were $100,000 for the three months ended December 31, 1999, compared to cash provided by investing activities of $1,344,000 for the three months ended December 31, 1998. In the three months ended December 31, 1998, the Company disposed of property held for sale for $1,446,000. The current quarter expenditures were related to the acquisition of property and equipment. The Company anticipates that it will continue to incur capital expenditures at this approximate rate through the end of the fourth quarter of fiscal year 2000.

Net cash provided by financing activities was $46,000 for the three months ended December 31, 1999, compared to cash used of $648,000 in the three months ended December 31, 1998. The 1999 activity was principally the result of the proceeds of stock option exercises offset by the payment of capital lease obligations. The cash used in the three months ended December 31, 1998, principally consisted of payments on the line of credit and mortgage debt. The Company's existing $3,000,000 line of credit and related note payable with its bank expires on February 28, 2001. At December 31, 1999, the Company was in compliance with the covenants contained in the line of credit agreement, and there were no amounts outstanding.

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

                                                  SENSYTECH, INC.

February 14, 2000                        By:   /s/S. Kent Rockwell
                                            ------------------------------
                                                  S. Kent Rockwell
                                                Chief Executive Officer
                                              & Chief Financial Officer

                                         By:  /s/Darla A. Cavaliere
                                            ------------------------------
                                               Darla A. Cavaliere
                                                   Controller