Form 10QSB
period 2000-03-31
SENSYTECH INC
filed 2000-05-15
CIK 26537

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

Mark One

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For Quarterly Period Ended March 31, 2000

                                       or

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from              to
                              -------------    ----------------

Commission File Number 000-08193

                                 SENSYTECH, INC.

                  (FORMERLY KNOWN AS SENSYS TECHNOLOGIES INC.)
              ----------------------------------------------------
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

                             Yes  [X]          No  [ ]

           As of May 10, 2000, there were 4,021,547 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

           Transitional Small Business Disclosure Format (check one):

                              Yes [ ]         No  [X]

                        SENSYTECH, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                           Page
------                                                                              ----
Condensed Consolidated Balance Sheets at
        March 31, 2000 and September 30, 1999 ......................                3-4

Condensed Consolidated Statements of Income for the
        Three Months Ended March 31, 2000 and March 31, 1999,
        And Six Months Ended March 31, 2000 and March 31, 1999.......               5-6

Condensed Consolidated Statements of Cash Flows for the
        Six Months Ended March 31, 2000 and March 31, 1999 ..........                 7

Notes to Condensed Consolidated Financial Statements ................                 8


Item 2. Management's Discussion and Analysis of Results of
------  Operations and Financial Condition ..........................              9-11

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings ...........................................                11
------

Item 4. Submission of Matters to a Vote of Security Holders .........             11-12
------

Item 6. Exhibits and Reports on Form 8-K ............................                12
------


Signatures............................................................               13

                         SENSYTECH, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          March 31,        September 30,
                                                           2000               1999
                                                          ---------        ------------
                                                         (Unaudited)           (*)
CURRENT ASSETS
  Cash and cash equivalents ........................     $ 2,501,000       $ 3,076,000
  Accounts receivable, net of allowance for doubtful
  accounts of $372,000 at March 31, 2000 and
  $311,000 at September 30, 1999 ...................       3,103,000         3,215,000
  Unbilled contract costs, net .....................       5,265,000         4,924,000
  Inventories (Note 2) .............................          24,000            25,000
  Deferred income taxes ............................         596,000           717,000
  Prepaid income taxes .............................         551,000                 -
  Other current assets .............................          70,000           151,000
                                                          ----------        ----------
    TOTAL CURRENT ASSETS ...........................      12,110,000        12,108,000

PROPERTY AND EQUIPMENT .............................       1,434,000         1,403,000

OTHER ASSETS
  Deferred income taxes ............................          54,000            54,000
  Goodwill, net of accumulated amortization of
  $33,000 at March 31, 2000 and $25,000 at
  September 30, 1999 ...............................         133,000           141,000
  Other assets .....................................          75,000            81,000
                                                          ----------        ----------
    TOTAL ASSETS ...................................     $13,806,000       $13,787,000
                                                         ===========       ===========



*The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      March 31,         September 30,
                                                                       2000                 1999
                                                                    ------------        ------------
                                                                     (Unaudited)             (*)
CURRENT LIABILITIES
  Accounts payable                                                  $  1,744,000        $  1,486,000
  Accrued salaries, benefits, and related expenses                     1,008,000           1,267,000
  Deferred compensation                                                        -             356,000
  Other accrued expenses                                                 623,000             634,000
  Income taxes payable                                                         -             355,000
  Billings in excess of costs                                            234,000             466,000
  Capital leases                                                          44,000              42,000
                                                                    ------------        ------------

    TOTAL CURRENT LIABILITIES                                          3,653,000           4,606,000

LONG-TERM LIABILITIES
  Capital leases                                                          46,000              69,000
                                                                    ------------        ------------

STOCKHOLDERS' EQUITY
  Common stock, at March 31, 2000, $.01 par value,
    authorized 5,000,000 shares; issued and outstanding 4,019,147 shares; at September 30, 1999, $.01 par value, authorized
    5,000,000 shares; issued and outstanding 3,987,940 shares             40,000              40,000
  Additional paid-in capital                                           7,235,000           7,099,000
  Unearned stock-based compensation                                     (104,000)           (125,000)
  Retained earnings                                                    2,936,000           2,098,000
                                                                    ------------        ------------

                                                                      10,107,000           9,112,000
                                                                    ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 13,806,000        $ 13,787,000
                                                                    ============        ============



*The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                               Three Months Ended
                                                    March 31,
                                              2000               1999
                                          -----------        ------------
                                           (Unaudited)        (Unaudited)
REVENUE
  Contract revenue                        $ 6,002,000        $ 7,515,000
                                          -----------        ------------
COSTS AND EXPENSES
  Cost of revenues                          4,197,000          5,591,000
  General and administrative expenses       1,023,000          1,225,000
                                          -----------        ------------

    Total costs and expenses                5,220,000          6,816,000
                                          -----------        ------------

INCOME FROM OPERATIONS                        782,000            699,000

OTHER INCOME (EXPENSES)
  Interest income (expense), net               13,000            (24,000)
                                          -----------        ------------

INCOME BEFORE INCOME TAXES                    795,000            675,000

INCOME TAX PROVISION                         (297,000)          (260,000)
                                          -----------        ------------

NET INCOME                                $   498,000        $   415,000
                                          ===========        ============

PER SHARE AMOUNTS (Note 3)
  Basic earnings per share                $      0.12        $      0.10
                                          ===========        ============
  Diluted earnings per share              $      0.12        $      0.10
                                          ===========        ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                  Six Months Ended
                                                      March 31,
                                              2000                 1999
                                          ------------        ------------
                                           (Unaudited)         (Unaudited)
REVENUE
  Contract revenue                        $ 11,495,000        $ 13,538,000
                                          ------------        ------------

COSTS AND EXPENSES
  Cost of revenues                           8,375,000          10,221,000
  General and administrative expenses        1,820,000           2,116,000
                                          ------------        ------------

    Total costs and expenses                10,195,000          12,337,000
                                          ------------        ------------

INCOME FROM OPERATIONS                       1,300,000           1,201,000

OTHER INCOME (EXPENSES)
  Interest income (expense), net                43,000             (70,000)
                                          ------------        ------------

INCOME BEFORE INCOME TAXES                   1,343,000           1,131,000

INCOME TAX PROVISION                          (505,000)           (440,000)
                                          ------------        ------------

NET INCOME                                $    838,000        $    691,000
                                          ============        ============

PER SHARE AMOUNTS (Note 3)
  Basic earnings per share                $       0.21        $       0.17
                                          ============        ============
  Diluted earnings per share              $       0.20        $       0.17
                                          ============        ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Six Months Ended
                                                                       March 31,
                                                               2000              1999
                                                           ------------       ------------
                                                            (Unaudited)       (Unaudited)
Net cash (used in) provided by operating activities        $  (374,000)       $ 1,797,000
                                                           ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net acquisitions of property and equipment                    (274,000)          (237,000)
Proceeds from disposal of property held for sale                     -          1,446,000
                                                           ------------       ------------

Net cash (used in) provided by investing activities        $  (274,000)       $ 1,209,000
                                                           ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under line of credit                          $         -        $(2,049,000)
Principal payments on mortgage debt                                  -           (220,000)
Principal payments on capital lease obligations                (21,000)           (21,000)
Proceeds of stock option exercises                              94,000             21,000
                                                           ------------       ------------

Net cash provided by (used in) financing activities             73,000         (2,269,000)

Net (decrease) increase in cash and cash equivalents          (575,000)           737,000
Cash and cash equivalents, beginning of period               3,076,000            112,000
                                                           ------------       ------------

Cash and cash equivalents, end of period                   $ 2,501,000        $   849,000
                                                           ============       ============

Supplemental disclosure of cash flow information:

Cash received for income taxes                             $     4,000        $    24,000
                                                           ============       ============
Cash paid for interest                                     $     5,000        $    65,000
                                                           ============       ============
Cash paid for income taxes                                 $ 1,290,000        $         -
                                                           ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SENSYTECH, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. Intercompany accounts and transactions have been eliminated in consolidation. For further information, refer to Sensytech, Inc.'s Annual Report on Form 10-KSB for the year ended September 30, 1999.

2.     INVENTORIES

Inventories are valued at the lower of cost or market using the first-in, first-out method and consisted of component parts.

3.     EARNINGS PER SHARE

The computation of net earnings per share is based on the weighted average number of shares of common stock outstanding during the periods presented. The weighted average number of shares used in the basic earnings per share calculation was 4,012,513 and 3,968,554 for the three month periods ended March 31, 2000 and 1999, respectively, and 4,005,509 and 3,967,576 for the six month periods ended March 31, 2000 and 1999, respectively. The weighted average number of shares used in the diluted earnings per share calculation was 4,185,065 and 4,177,764 for the three-month periods ended March 31, 2000 and 1999, respectively. The weighted average number of shares used in the diluted earnings per share calculation was 4,201,022 and 4,159,775 for the six-month periods ended March 31, 2000 and 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes.

Forward-looking Statements

       Statements in this filing which are not historical facts are forward-looking statements under the provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. These statements are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions or results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. In addition to those specifically mentioned above, such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update or revise these forward-looking statements to reflect future events or circumstances.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999:

Revenue for the three months ended March 31, 2000 was $6,002,000 compared to $7,515,000 for the three months ended March 31, 1999, resulting in a $1,513,000 or a 20.1% decrease. The decrease was primarily the result of reduced revenues on the ESM Receiver contract with the U.S. Navy. This contract generated 28.6% of the revenue for the three months ended March 31, 1999 compared to 5.7% of the revenue for the three months ended March 31, 2000.

The total amount of negotiated backlog, including both unfilled firm orders for the Company's products for which funding had been authorized and appropriated by the customer, and firm orders for which funding had not been appropriated as of March 31, 2000 and 1999 was $15,000,000 and $17,000,000 respectively. This decrease is principally the result of reduced unappropriated backlog. The Company is in negotiation for an additional authorization of approximately $5,000,000 on a major subcontract with the U.S. Navy. However, there can be no assurance that the negotiations will be successful.

Cost of revenue, as a percentage of revenue, decreased from 74.4% for the three months ended March 31, 1999 to 69.9% for the three months ended March 31, 2000. The decrease primarily resulted from continuing productivity improvements in the operations and in the profit margins under current contracts.

For the three months ended March 31, 2000, general and administrative expenses decreased from $1,225,000 to $1,023,000 resulting in a $202,000 or a 16.5%
decrease compared to the three month period ended March 31, 1999. The decrease was due principally to shedding of inefficiencies in the current year.

Net interest income was $13,000 for the three months ended March 31, 2000, compared to net interest expense of $24,000 for the three months ended March 31, 1999. The Company was able to utilize its improved operating performance and the net proceeds from the sale of real estate on December 1, 1998, to reduce to zero its outstanding balance on its line of credit throughout the three-month period ended March 31, 2000, and earned interest on temporary cash investments.

Income tax expense consists of federal and state income tax. The Company's effective tax rate was 37.3% for the three months ended March 31, 2000, compared to an effective tax rate of 38.5% for the three months ended March 31, 1999. The rate varied from the statutory rate primarily due to state taxes.

Net income for the three months ended March 31, 2000 increased to $498,000, compared to a net income of $415,000 for the three months ended March 31, 1999. The increase of $83,000 was the result of the items discussed above.

SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999:

Revenue for the six months ended March 31, 2000 was $11,495,000 compared to $13,538,000 for the six months ended March 31, 1999, resulting in a $2,043,000 or 15.1% decrease. The decrease was primarily the result of reduced revenues on the ESM Receiver contract with the U.S. Navy. This contract generated 33.0% of the revenue for the six months ended March 31, 1999 compared to 10.8% of the revenue for the six months ended March 31, 2000.

Cost of revenue, as a percentage of revenue, decreased from 75.5% for the six months ended March 31, 1999 to 72.9% for the six months ended March 31, 2000. The decrease primarily resulted from an improved mix of business and productivity improvements in the operations.

For the six months ended March 31, 2000, general and administrative expenses decreased from $2,116,000 to $1,820,000 or a 14.0% decrease compared to the six-month period ended March 31, 1999. The decrease was due principally to a decrease in salaries and related benefit expense.

Net interest income was $43,000 for the six months ended March 31, 2000, compared to net interest expense of $70,000 for the six months ended March 31,1999. The Company was able to utilize its improved operating performance and the net proceeds from the sale of real estate on December 1, 1998, to pay down its outstanding balance on its line of credit throughout the three-month period ended March 31, 2000, and earned interest on temporary cash investments.

Income tax expense consists of federal and state income tax. The Company's effective tax rate was 37.6% for the six months ended March 31, 2000, compared to an effective tax rate of 38.9% for the six months ended March 31, 1999. The rate varied from the statutory rate primarily due to state taxes.

Net income for the six months ended March 31, 2000 increased to $838,000, compared to a net income of $691,000 for the six months ended March 31, 1999. The increase of $147,000 was the result of the items discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flows used in operating activities were $374,000 for the six months ended March 31, 2000, compared to cash flows provided by operating activities of $1,797,000 during the comparable six month period of fiscal year 1999. This decrease was principally due to the prepayment of income taxes, an increase in unbilled receivables, and terminating a deferred compensation plan, which resulted in a payout to participants.

The net cash used for investing activities during the six-month period ended March 31, 2000 was $274,000, compared to net cash provided to the Company by its investing activities of $1,209,000 during the first six months of fiscal year 1999. In the six months ended March 31, 1999, the Company disposed of property held for sale for $1,446,000. The current period expenditures were related to the acquisition of property and equipment. The Company anticipates that it will continue to incur capital expenditures at this approximate rate through the end of the fourth quarter of fiscal year 2000.

The net cash provided by the Company in financing activities during the six-month period ended March 31, 2000 was $73,000, compared to net cash used by the Company in financing activities of $2,269,000 during the comparable six-month period of fiscal year 1999. The 2000 activity was principally the result of the proceeds of stock option exercises offset by the payment of capital lease obligations. For the six month period ended March 31, 1999, the net cash used was primarily devoted to reducing to zero the Company's line of credit and satisfying the mortgage on the real estate which was sold. At March 31, 2000, the Company was in compliance with the covenants contained in the line of credit agreement, and there were no amounts outstanding.

The Company believes that its existing funds, amounts generated by operations, and amounts available for borrowings under its line of credit will be sufficient to meet its working capital needs through the next 12 months.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to, nor is any of its property the subject of, any pending legal proceedings other than that which is incidental to the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the period covered by this report, the Company filed with the Securities and Exchange Commission and delivered to its shareholders the Company's Proxy Statement for its Annual Meeting of Stockholders held February 9, 2000.

(a)    The Company's Annual Meeting of Stockholders was held on February 9,
       2000.

(b)    The nominees for the Board of Directors are identified below.

(c) The inspector of election tabulated the following votes for the election of directors:

                              Election of Directors

                                               Number of Votes   Abstentions and Broker
Nominee for Office     Number of Votes "For"       "Against"           Non-Votes
------------------     ---------------------        -------            ---------
Charles W. Bernard           2,504,067               7,559               - 0 -
John Irving                  2,504,067               7,559               - 0 -
Thomas R. Ory                2,503,638               7,989               - 0 -
S. R. Perrino                2,499,867              11,760               - 0 -
Philip H. Power              2,504,067               7,559               - 0 -
S. Kent Rockwell             2,504,067               7,559               - 0 -
John D. Sanders              2,507,067               7,559               - 0 -

The inspector of election tabulated the following votes for the ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the 2000 fiscal year:


                                                              Abstentions and Broker
   Number of Votes "For"       Number of Votes "Against"             Non-Votes
         2,503,989                        -0-                         7,638


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

27     Financial Data Schedule

(b)    The Company did not file any Reports on Form 8-K during this period.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SENSYTECH, INC.

May 15, 2000                 By:          /s/S. Kent Rockwell
                                  -----------------------------------
                                               S. Kent Rockwell
                                            Chief Executive Officer

                             By:            /s/Lloyd B. Johnston
                                  ------------------------------------
                                               Lloyd B. Johnston
                                         Principal Accounting Officer