Form 10-Q
period 2000-06-30
SENSYTECH INC
filed 2000-08-14
CIK 26537

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  -------------

                                   FORM 10-QSB


Mark One
   [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For Quarterly Period Ended June 30, 2000

                                         or

   [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from _______________ to ________________

Commission File Number 000-08193


                                 SENSYTECH, INC.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

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

                      Issuer's telephone number (703)550-7000
                                                -------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X          No
                                -----           -------

      As of July 28, 2000, there were 3,961,547 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

      Transitional Small Business Disclosure Format (check one):

                             Yes             No    X
                                 -----          -------

                       SENSYTECH, INC. AND SUBSIDIARIES

                                    INDEX



PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)
------

                                                                           Pages
                                                                           -----

Condensed Consolidated Balance Sheets at
    June 30, 2000 and September 30, 1999...............................    3-4

Condensed Consolidated Statements of Income for the
    Three Months Ended June 30, 2000 and June 30, 1999,
    And Nine Months Ended June 30, 2000 and June 30, 1999..............    5-6

Condensed Consolidated Statements of Cash Flows for the
    Nine Months Ended June 30, 2000 and June 30, 1999..................    7

Notes to Condensed Consolidated Financial Statements...................    8


Item 2.  Management's Discussion and Analysis of Results of
-------  Operations and Financial Condition............................    9-11



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................    11
-------

Item 4.  Submission of Matters to a Vote of Security Holders...........    11-12
-------

Item 6.  Exhibits and Reports on Form 8-K..............................    12
-------


Signatures.............................................................    13


                         SENSYTECH, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS




                                                            June 30,     September 30,
                                                              2000           1999
                                                          ------------  ---------------
                                                          (Unaudited)         *

CURRENT ASSETS
 Cash and cash equivalents                                $  2,156,000   $  3,076,000
 Accounts receivable, net of allowance for doubtful
  accounts of $190,000 at June 30, 2000 and
  $311,000 at September 30, 1999                             2,646,000      3,215,000
 Unbilled contract costs, net                                6,628,000      4,924,000
 Inventories (Note 2)                                           24,000         25,000
 Deferred income taxes                                         609,000        717,000
 Prepaid income taxes                                          794,000              -
 Other current assets                                          184,000        151,000
                                                          -------------  ---------------

        TOTAL CURRENT ASSETS                                13,041,000     12,108,000

PROPERTY AND EQUIPMENT                                       1,383,000      1,403,000


OTHER ASSETS
 Deferred income taxes                                          54,000         54,000
 Goodwill, net of accumulated amortization of
  $37,000 at June 30, 2000 and $25,000 at
  September 30, 1999                                           129,000        141,000
 Other assets                                                   75,000         81,000
                                                          -------------  ---------------

        TOTAL ASSETS                                      $ 14,682,000   $ 13,787,000
                                                          =============  ===============


*The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               June 30,                       September 30,
                                                                 2000                             1999
                                                       -----------------------           ---------------------
                                                             (Unaudited)                           *

CURRENT LIABILITIES
 Accounts payable                                            $      1,299,000                $      1,486,000
 Accrued salaries, benefits, and related expenses                   1,153,000                       1,267,000
 Deferred compensation                                                      -                         356,000
 Other accrued expenses                                             1,059,000                         634,000
 Income taxes payable                                                       -                         355,000
 Billings in excess of costs                                          664,000                         466,000
 Capital leases                                                        44,000                          42,000
                                                       -----------------------           ---------------------

         TOTAL CURRENT LIABILITIES                                  4,219,000                       4,606,000

LONG-TERM LIABILITIES
 Capital leases                                                        34,000                          69,000
                                                       -----------------------           ---------------------

STOCKHOLDERS' EQUITY
 Common stock, at June 30, 2000, $.01 par value,
  authorized 5,000,000 shares; issued and outstanding
  4,021,500 shares; at September 30, 1999, $.01 par
  value, authorized 5,000,000 shares; issued and
  outstanding 3,987,940 shares                                         40,000                          40,000
 Additional paid-in capital                                         7,228,000                       7,099,000
 Unearned stock-based compensation                                    (77,000)                       (125,000)
 Retained earnings                                                  3,448,000                       2,098,000
 Treasury stock, 54,000 shares in 2000, at
  cost                                                               (210,000)                              -
                                                       -----------------------           ---------------------

                                                                   10,429,000                       9,112,000
                                                       -----------------------           ---------------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $    14,682,000               $      13,787,000
                                                       ======================            =====================

*The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME






                                                          Three Months Ended
                                                              June 30,
                                                 2000                               1999
                                         ---------------------      -----------------------------------
                                             (Unaudited)                         (Unaudited)
REVENUE
  Contract revenue                        $      6,257,000           $             6,669,000
                                         --------------------       -----------------------------------

COSTS AND EXPENSES
  Cost of revenues                               4,080,000                         4,704,000
  General and administrative expenses            1,396,000                         1,075,000
                                         --------------------       -----------------------------------

    Total costs and expenses                     5,476,000                         5,779,000
                                         --------------------       -----------------------------------

INCOME FROM OPERATIONS                             781,000                           890,000

OTHER INCOME
  Interest income, net                              43,000                             9,000
                                         --------------------       -----------------------------------

INCOME BEFORE INCOME TAXES                         824,000                           899,000

INCOME TAX PROVISION                              (312,000)                         (348,000)
                                         --------------------       -----------------------------------

NET INCOME                                $        512,000           $               551,000
                                         ====================       ===================================

PER SHARE AMOUNTS (Note 3)
 Basic earnings per share                 $           0.13           $                  0.14
                                         ====================       ===================================
 Diluted earnings per share               $           0.12           $                  0.13
                                         ====================       ===================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 SENSYTECH, INC. AND SUBSIDIARY

                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME






                                                     Nine Months Ended
                                                         June 30,
                                        2000                                1999
                                 -------------------                  ---------------
                                    (Unaudited)                          (Unaudited)
REVENUE
  Contract revenue               $    17,752,000                      $   20,207,000
                                 -------------------                  ---------------

COSTS AND EXPENSES
  Cost of revenues                    12,455,000                          14,926,000
  General and
   administrative expenses             3,216,000                           3,191,000
                                 -------------------                  ---------------

     Total costs and expenses         15,671,000                          18,117,000
                                 -------------------                  ---------------

INCOME FROM OPERATIONS                 2,081,000                           2,090,000

OTHER INCOME (EXPENSES)
  Interest income (expense),
   net                                    86,000                             (61,000)
                                 -------------------                  ---------------

INCOME BEFORE INCOME
TAXES                                  2,167,000                           2,029,000

INCOME TAX PROVISION                    (817,000)                           (788,000)
                                 -------------------                  ---------------

NET INCOME                       $     1,350,000                      $    1,241,000
                                 ===================                  ===============

PER SHARE AMOUNTS (Note 3)
  Basic earnings per share       $          0.34                      $         0.31
                                 ===================                  ===============
  Diluted earnings per share     $          0.32                      $         0.30
                                 ===================                  ===============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                        Nine Months Ended
                                                                             June 30,
                                                            2000                                 1999
                                              ---------------------------------    ---------------------------------
                                                         (Unaudited)                          (Unaudited)

Net cash (used in) provided by
 operating activities                                 $     (582,000)                      $      4,507,000
                                              ---------------------------------    ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net acquisitions of property and equipment                 (224,000)                              (313,000)
 Proceeds from disposal of property held
  for sale                                                         -                              1,446,000
                                              ---------------------------------    ---------------------------------

Net cash (used in) provided by
 investing activities                                 $     (224,000)                      $      1,133,000
                                              ---------------------------------    ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under line of credit                   $            -                       $     (2,049,000)
  Principal payments on mortgage debt                              -                               (220,000)
  Principal payments on capital lease
   obligations                                               (33,000)                               (34,000)
  Proceeds of stock option exercises,
   including tax benefit                                     129,000                                 31,000
  Purchase of treasury stock                                (210,000)                                     -
  Issuance of common stock                                         -                                 43,000
                                              ---------------------------------    ---------------------------------

Net cash used in financing activities                       (114,000)                            (2,229,000)
                                              ---------------------------------    ---------------------------------
Net (decrease) increase in cash and cash
 equivalents                                                (920,000)                             3,411,000
Cash and cash equivalents, beginning
 of period                                                 3,076,000                                112,000
                                              ---------------------------------    ---------------------------------

Cash and cash equivalents, end of period              $    2,156,000                       $      3,523,000
                                              =================================    =================================

Supplemental disclosure of cash flow
 information:
 Cash received for income taxes                       $        4,000                       $              -
                                              =================================    =================================
 Cash paid for interest                               $        5,000                       $         68,000
                                              =================================    =================================
 Cash paid for income taxes                           $    1,745,000                       $        240,000
                                              =================================    =================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SENSYTECH, INC. AND SUBSIDIARIES


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. Intercompany accounts and transactions have been eliminated in consolidation. For further information, refer to SenSyTech, Inc.'s Annual Report on Form 10-KSB for the year ended September 30, 1999.

2.    INVENTORIES

Inventories are valued at the lower of cost or market using the first-in, first-out method and consisted of component parts.

3.    EARNINGS PER SHARE

The computation of net earnings per share is based on the weighted average number of shares of common stock outstanding during the periods presented. The weighted average number of shares used in the basic earnings per share calculation was 4,002,565 and 3,981,131 for the three-month periods ended June 30, 2000 and 1999, respectively, and 4,005,001 and 3,972,094 for the nine-month periods ended June 30, 2000 and 1999, respectively. The weighted average number of shares used in the diluted earnings per share calculation was 4,139,373 and 4,201,956 for the three-month periods ended June 30, 2000 and 1999, respectively. The weighted average number of shares used in the diluted earnings per share calculation was 4,181,490 and 4,180,504 for the nine-month periods ended June 30, 2000 and 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes.

Forward-looking Statements

      Statements in this filing which are not historical facts are forward-looking statements under the provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. These statements are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions or results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. In addition to those specifically mentioned above, such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation, and does not intend, to update or revise these forward-looking statements to reflect future events or circumstances.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999:

Revenue for the three months ended June 30, 2000 was $6,257,000 compared to $6,669,000 for the three months ended June 30, 1999, resulting in a $412,000 or a 6.2% decrease. The decrease was primarily the result of reduced revenues on the ESM Receiver contract with the U.S. Navy. This contract generated 18.1% of the revenue for the three months ended June 30, 1999 compared to 1.3% of the revenue for the three months ended June 30, 2000.

The total amount of negotiated backlog, including both unfilled firm orders for the Company's products for which funding had been authorized and appropriated by the customer, and firm orders for which funding had not been appropriated as of June 30, 2000 and 1999 was $6,632,000 and $13,900,000,
respectively. This decrease is principally the result of delays in receiving newly negotiated contract funding and the substantial completion of the ESM Receiver contract.

Cost of revenue, as a percentage of revenue, decreased from 70.5% for the three months ended June 30, 1999 to 65.2% for the three months ended June 30, 2000. The decrease primarily resulted from continuing productivity improvements in the operations and in the profit margins under current contracts.

For the three months ended June 30, 2000, general and administrative expenses increased from $1,075,000 to $1,396,000 resulting in a $321,000 or a 29.8%
increase compared to the three-month period ended June 30, 1999. The increase was due to an increase in severance costs in the current quarter.

Net interest income was $43,000 for the three months ended June 30, 2000, compared to net interest income of $9,000 for the three months ended June 30, 1999. The increase was due to the absence of any outstanding debt in higher daily cash equivalent balances during the current quarter.

Income tax expense consists of federal and state income tax. The Company's effective tax rate was 37.8% for the three months ended June 30, 2000, compared to an effective tax rate of 38.7% for the three months ended June 30, 1999. The rate varied from the statutory rate primarily due to state taxes.

Net income for the three months ended June 30, 2000 decreased to $512,000, compared to a net income of $551,000 for the three months ended June 30, 1999. The decrease of $39,000 was the result of the items discussed above.

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999:

Revenue for the nine months ended June 30, 2000 was $17,752,000 compared to $20,207,000 for the nine months ended June 30, 1999, resulting in a $2,455,000 or 12.1% decrease. The decrease was primarily the result of reduced revenues on the ESM Receiver contract with the U.S. Navy. This contract generated 28.0% of the revenue for the nine months ended June 30, 1999, compared to 7.4% of the revenue for the nine months ended June 30, 2000.

Cost of revenue, as a percentage of revenue, decreased from 73.8% for the nine months ended June 30, 1999 to 70.1% for the nine months ended June 30, 2000. The decrease primarily resulted from an improved mix of business and productivity improvements in the operations.

For the nine months ended June 30, 2000, general and administrative expenses increased from $3,191,000 to $3,216,000 or a .7% increase compared to the nine-month period ended June 30, 1999. The increase is due to a one-time severance cost of $461,500 recorded in the third quarter. Without consideration of this one-time non-recurrent severance cost, the general and administrative expense would have been $2,754,500, a decrease of 13.7%, compared to the nine-month period ending June 30, 1999.

Net interest income was $86,000 for the nine months ended June 30, 2000, compared to net interest expense of $61,000 for the nine months ended June 30,1999. The Company was able to utilize its improved operating performance and the net proceeds from the sale of real estate on December 1, 1998, to pay down its outstanding balance on its line of credit throughout the three-month period ended June 30, 2000, and earned interest on temporary cash investments.

Income tax expense consists of federal and state income tax. The Company's effective tax rate was 37.7% for the nine months ended June 30, 2000, compared to an effective tax rate of 38.8% for the nine months ended June 30,
1999.   The rate varied from the statutory rate primarily due to state taxes.

Net income for the nine months ended June 30, 2000 increased to $1,350,000, compared to a net income of $1,241,000 for the nine months ended June 30, 1999. The increase of $109,000 was the result of the items discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flows used in operating activities were $582,000 for the nine months ended June 30, 2000, compared to cash flows provided by operating activities of $4,507,000 during the comparable nine-month period of fiscal year 1999. This decrease was principally due to the payment of income taxes, an increase in unbilled receivables, and terminating a deferred compensation plan, which resulted in a payout to participants.

The net cash used for investing activities during the nine-month period ended June 30, 2000 was $224,000, compared to net cash provided to the Company by its investing activities of $1,133,000 during the first nine months of fiscal year 1999. In the nine months ended June 30, 1999, the Company disposed of property held for sale for $1,446,000. The current period expenditures were related to the acquisition of property and equipment. The Company anticipates that it will continue to incur capital expenditures at this approximate rate through the end of the fourth quarter of fiscal year 2000.

The net cash used by the Company in financing activities during the nine-month period ended June 30, 2000 was $114,000, compared to net cash used by the Company in financing activities of $2,229,000 during the comparable nine-month period of fiscal year 1999. The 2000 activity was principally the result of the proceeds of stock option exercises offset by the payment of capital lease obligations. For the nine-month period ended June 30, 1999, the net cash used was primarily devoted to reducing to zero the Company's line of credit and satisfying the mortgage on the real estate which was sold. At June 30, 2000, the Company was in compliance with the covenants contained in the line of credit agreement, and there were no amounts outstanding thereunder.

The Company currently believes that its existing funds, amounts generated by operations, and amounts available for borrowings under its line of credit will be sufficient to meet its working capital needs through the next 12 months.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to, nor is any of its property the subject of, any pending legal proceedings other than those which are incidental to the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period covered by this report, the Company filed with the Securities and Exchange Commission and delivered to its shareholders the Company's Proxy Statement for its Annual Meeting of Stockholders held February 9, 2000.

(a)   The Company's Annual Meeting of Stockholders was held on February 9,
      2000.

(b)   The nominees for the Board of Directors are identified below.

(c) The inspector of election tabulated the following votes for the nominees for the Board of Directors, each of whom was elected:

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

The inspector of election tabulated the following votes for the ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the 2000 fiscal year:


                                                          Abstentions and Broker
   Number of Votes "For"     Number of Votes "Against"           Non-Votes
   ---------------------     -------------------------           ---------
         2,503,989                      -0-                        7,638


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

27    Financial Data Schedule

(b)   The Company did not file any Reports on Form 8-K during this period.

                                  SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SENSYTECH, INC.


August 14, 2000                     By:
                                            /s/S. Kent Rockwell
                                       --------------------------------
                                              S. Kent Rockwell
                                           Chief Executive Officer





                                   By:      /s/Lloyd B. Johnston
                                        -------------------------------
                                              Lloyd B. Johnston
                                                 Controller