Form 10KSB
period 2000-09-30
SENSYTECH INC
filed 2000-12-22
CIK 26537

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-KSB

   [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

   [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _______ to _______

Commission File Number 000-08193

                                 SENSYTECH, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

                        Delaware               38-1873250
                        --------               ----------
             (State or other jurisdiction       (I.R.S.
                          of                    Employer
                   incorporation or          Identification
                     organization)                No.)

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

                              Yes _X_    No ___

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        Issuer's revenues for the fiscal year ended September 30, 2000 were $22,706,000. As of November 16, 2000, there were 3,934,767 shares of the Registrant's Common Stock, par value $.01 per share, outstanding. The aggregate market value of the voting and non-voting shares of the Common Stock held by non-affiliates and outstanding as of November 16, 2000, was $14,263,530. This amount was computed using the average bid and ask price as of November 16, 2000, as reported on the National Association of Securities Dealers, Inc. OTC Bulletin Board.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Part III information will appear in the Registrant's Proxy Statement in connection with its 2001 Annual Meeting of Stockholders. Such information will be incorporated by reference as of the date of the filing of such Proxy Statement.

           Transitional Small Business Disclosure Format (check one):

                            Yes ___       No _X_

                         SENSYTECH, INC. AND SUBSIDIARY

                            FORM 10-KSB ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                 --------------

                                TABLE OF CONTENTS

   ITEM NO.                                                                        PAGE NO.
   --------                                                                        --------
  PART I

  1.  Business................................................................           4

  2.  Properties..............................................................           8

  3.  Legal Proceedings.......................................................           9

  4.  Submission of Matters to a Vote of Security Holders.....................           9

  PART II

  5.  Market for the Registrant's Common Stock and Related Security Holder
      Matters.................................................................          10

  6.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations...................................................          10

  7.  Financial Statements and Supplementary Data.............................          13

  8.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosures...................................................          13

  PART III

  Part III, Items 9 through 12, information will appear in the Registrant's
  Proxy Statement in connection with its 2001 Annual Meeting of Stockholders.
  Such Proxy Statement will be filed with the Securities and Exchange
  Commission pursuant to Regulation 14A, and such information will be
  incorporated herein by reference as of the date of such filing..............          14

  13. Exhibits and Reports on Form 8-K........................................          15

  Signatures..................................................................          16

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

        The Company defines, designs, develops and manufactures systems and equipment for integrated passive surveillance systems for military and commercial customers. Signals of interest within the electromagnetic spectrum are intercepted by the Company's products. Pertinent information is then evaluated and the relevant situation is assessed. Those signals of interest may include radio waves, microwaves, infrared and light; the signals may be intentional, under the control of the emitting system as in radar or communication, or unintentional.

BASIC PRODUCTS AND SERVICES

        The Company operates in one segment, the passive surveillance system segment. The Company believes that its passive surveillance products and services are among the best in the world. The Company's goal is to provide its customers with total system surveillance solutions across the electromagnetic spectrum, using products manufactured by it and by others. Within this segment, the Company's principal products and services include:

- System engineering services which provide concept studies, system definition and services to aid in specification of customer requirements. These activities are performed for either present or prospective customers and are principally undertaken to assist the customer in the procurement of major integrated passive surveillance systems.

- Electronic support products which intercept, analyze, classify, identify, localize and track microwave signals from radars and weapons. The Company's electronic support measure systems are used on military platforms, such as ships, submarines, patrol aircraft, and at ground installations, to intercept, analyze and identify radar/weapon signals.

- Communication products which intercept signals, analyze the on-line communication, and identify and localize the involved parties. These systems are generally employed in aircraft, ships and ground installations to intercept transmissions occurring over established communications networks.

- Multispectral infrared and light imaging systems which are employed on land and on aircraft for the remote sensing of damage assessment, environmental pollution, facility inspection, utility monitoring, and situation awareness.

COMPETITION

        Historically, the Company's products have been sold largely in the United States, although its foreign business is increasing. The Company's products face substantial competition from both domestic and foreign companies, which range in size from highly resourceful small concerns, which engineer and produce specialized items, to large diversified firms, with vastly greater resources than the Company. In the domestic market, major competitors include companies such as Raytheon Company, Lockheed Martin Corporation, Litton Industries, Inc., Condor Systems, Inc., TRW Inc., and British Aerospace. In the foreign market, a number of overseas companies are competitors, in addition to those named above, such as Racal Communications (United Kingdom), Electronica (Italy), Thompson-CFS and Dassault Electronique (France), and Daimler (Germany). The size and reputation of these companies give them a significant advantage in competing for contracts. The Company competes on the basis of product offerings, price, product and systems quality, technology and pre- and post-sale customer service. The Company has competed successfully as a prime contractor where it believes it has a customer solution advantage; otherwise, the Company has teamed with its traditional partners.

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

        In the international market, the domestic model is complemented with marketing assistance for specific products from selected partners. Generally, sales of systems for export must be approved by the U.S. Department of State, which limits the markets for such products and may result in delay or possible cancellation of an order.

PRODUCT DEVELOPMENT

        The Company believes that its continued success depends, in a large part, on its ability to develop and apply new technology to provide total system solutions for its customers. Funding for products and systems development comes from internally sponsored research with the majority of development being funded through development contracts. Total research and development expenditures over the past two years were as follows:

                                                            YEAR ENDED SEPTEMBER 30,
                                                            ------------------------
                                                             2000              1999
                                                             ----              ----
             Internal research and development              $   932,000     $  540,000
             Customer-funded development                     10,364,000      7,694,000
                                                            -----------     ----------
                 Total                                      $11,296,000     $8,234,000
                                                            ===========     ==========

        Current funded programs include development of systems analysis, jamming resistance, emitter's identification, communications intercept capabilities, precision direction finding, and source localization.

BACKLOG

        Total backlog of $7,033,000 at September 30, 2000, included both unfilled firm orders for the Company's products for which funding has been authorized and appropriated by the customer, including the remaining portion of contracts in progress, and firm orders for which funding has not been appropriated.

        The Company has options of $44,265,000 primarily resulting from a subcontract for engineering and production of components of the AIEWS systems for U.S. Navy surface ships. Following development, the prime contractor holds options for subsequent production. The Company anticipates that a portion of the options will be exercised during the period 2002 through 2007. However, the Company has no assurances that the options will be exercised.

GOVERNMENT CONTRACTS

        During the most recent fiscal year, approximately 90% of the Company's revenues were attributable to contracts with various departments and agencies of the U.S. Government or subcontracts with its prime contractors. The funding of Government programs is subject to Congressional appropriations. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis, even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations.

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

        The Company's federal government contracts include fixed price, cost plus fixed fee, cost plus incentive fee, cost plus award fee, and time and material contracts. The fixed price contracts are not subject to adjustment by reason of costs incurred in the performance of the contract. With this type of contract, the Company assumes the risk that it will be able to perform at a cost below the fixed price, except for costs incurred because of contract changes ordered by the customer.

        The Company is subject to various statutes and regulations governing Government contracts generally and defense contracts specifically, which carry substantial penalty provisions including suspension or debarment from Government contracting or subcontracting for a period of time, in the event the Company is found to have violated any of these regulations. Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, government security regulations, employment practices, the protection of the environment, the accuracy of records, and the recording of costs. The Company carefully monitors all of its contracts and contractual efforts to minimize the possibility of any abuse in connection with its government contracts. The Company has experienced minimal audit adjustments over the past ten years. The Defense Contract Audit Agency ("DCAA") has completed its audit of the Company's contracts through the fiscal year ended September 30, 1998.

        Companies which are engaged in supplying defense-related equipment to the Government are subject to certain business risks, some of which are peculiar to that industry. Among these are: the cost of obtaining trained and skilled employees; the uncertainty and instability of prices for raw materials and supplies; the problems associated with advanced designs, which may result in unforeseen technological difficulties and cost overruns; and the intense competition and the constant necessity for improvement in facilities and personnel training. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, social and economic developments abroad and other factors.

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

FORWARD-LOOKING STATEMENTS

        Statements in this filing which are not historical facts are forward-looking statements under the provisions of the Private Securities Litigation Reform Act of 1995. All forward- looking statements involve risks and uncertainties. These statements are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions or results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. In addition to those specifically mentioned above, such risks and uncertainties include, but are not limited to, the existence of, demand for, and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update or revise these forward-looking statements to reflect future events or circumstances.

ENVIRONMENTAL

        The Company's operations do not include any activities which result in material environmental issues. As a result, the Company has incurred no material costs in the past two years related to environmental compliance.

EMPLOYEES

        At September 30, 2000, the Company employed 114 persons. Many of the Company's employees are highly skilled, with advanced degrees. The Company's continued success depends upon its ability to continue to attract and retain highly skilled employees. The Company has never had a work stoppage, and none of its employees are represented by a labor organization. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

        The Company believes that its leased facilities are suitable for their respective operations. Each facility is well maintained and capable of supporting higher levels of revenue. The table below sets forth certain information about the Company's principal facilities:

                                           OWNED                                PRINCIPAL
      ADDRESS              SQUARE FEET   OR LEASED           DESCRIPTION        ACTIVITY
-------------------        -----------   ---------      -------------------   --------------
8419 Terminal Road            67,000     Leased,        Two 1-story and one   Engineering/
Newington, VA 22122                      Expiration     partial 2-story       Manufacturing/
                                         Date:          adjacent block        Administration
                                         6/30/2014      buildings. Buildings
                                                        are in an industrial
                                                        park

300 Parkland Plaza            12,500     Leased,        1-story facility in   Engineering/
Ann Arbor, MI 48103                      Expiration     a research park       Manufacturing/
                                         Date:                                Administration
                                         11/30/2003

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended September 30, 2000.

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

                   QUARTER ENDED                     HIGH            LOW
                   -------------                     ----            ---
                December 31, 1998                    4 1/2            3
                March 31, 1999                       5 5/8            4
                June 30, 1999                        5 1/4            4
                September 30, 1999                   7 1/2            5 1/16
                December 31, 1999                    6                3 17/32
                March 31, 2000                       5                4 1/2
                June 30, 2000                        4                3 13/16
                September 30, 2000                   5 1/2            3 3/4

        No dividends have been paid on the Company's Common Stock during the last two fiscal years. Furthermore, the Company's line of credit contains certain restrictions on payment of dividends. The Company currently intends to retain all of its earnings to finance the growth and development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

        As of November 16, 2000, there were approximately 580 beneficial owners of the Company's Common Stock, including 199 holders of record.

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

OPERATING CYCLE

        In accordance with industry practice, the Company classifies as current assets amounts relating to long-term contracts which may have terms extending beyond one year but are expected to be realized during the normal operating cycle of the Company. The liabilities in the accompanying balance sheets which have been classified as current liabilities are those expected to be satisfied by the use of assets classified as current assets. At September 30, 2000, substantially all contracts to which the Company is a party will be completed within the next 12 months. Therefore, substantially all current assets and current liabilities are expected to be liquidated in the next 12 months.

RESULTS OF OPERATIONS

        Revenue for the year ended September 30, 2000 was $22,706,000 compared to $26,424,000 for the year ended September 30, 1999, a $3,718,000 or a 14%
decrease. The decrease primarily resulted from the substantial completion of the U.S. Navy ESM Receiver Systems and the Bobcat contracts. The Bobcat contract generated 28% of the 1999 revenue compared to 15% in 2000. The U.S. Navy ESM Receiver contract generated 44% of the 1999 revenue compared to 7% in 2000. The decrease in revenue experienced on the U.S. Navy ESM Receiver and Bobcat contracts was in part replaced with additional revenue received primarily from the U.S. Navy AN/BLQ-10 (V)1 and (V)2 and U.S. Navy Integrated Electronic Warfare System (AIEWS) subcontracts from Lockheed Martin Corporation. The AIEWS subcontract originated in late fiscal 1998, generating approximately 15% of the 1999 revenue compared to 25% of the 2000 revenue. The AN/BLQ-10 (V)1 and (V)2 subcontract originated in 2000 generating 8% of the 2000 revenue.

        Customer funded development which is included in revenues was $10,364,000 and $7,694,000 in fiscal years 2000 and 1999, respectively. The increase in customer-funded development of $2,670,000 or 34.7% resulted from the U.S. Navy Integrated Electronic Warfare System (AIEWS) subcontract from Lockheed Martin Corporation and other government agency contract efforts.

        The total amount of negotiated backlog, including both unfilled firm orders for the Company's products for which funding has been authorized and appropriated by the customer, and firm orders for which funding has not been appropriated as of September 30, 2000 and 1999 was $7,033,000 and $17,106,000, respectively. The majority of the authorized and appropriated unfilled orders at September 30, 2000 of $7,033,000 are expected to be completed within a year. Options on existing contracts approximated $44,265,000 at September 30, 2000. The principal amount of options is primarily the result of the subcontract for engineering and production of components of the Integrated Electronic Warfare Systems (AIEWS) for the U.S. Navy surface ships. A portion of the options are planned for exercise between the year 2002 and the year 2007 with potential deliveries extending for an additional two years. However, the Company has no assurances that the options will be exercised.

        Cost of revenues, as a percentage of revenue, decreased from 72.8% for the year ended September 30, 1999 to 71.3% for the year ended September 30, 2000. The Company attributes this decrease to refocusing on international market penetration and staffing realignments.

        During fiscal year 2000, general and administrative expenses decreased from $4,251,000 to $3,974,000, a $277,000 or a 6.5% decrease from fiscal 1999.

The decrease was due principally to decrease in traditional general and administrative expenses resulting from efficiencies gained in automating infrastructure support tools and staffing realignment.

        Net interest expense of $40,000 for the year ended September 30, 1999, compared to net interest income of $155,000 for the year ended September 30, 2000. During fiscal year 2000, the Company had no debt and invested its cash balances in interest bearing cash equivalents.

        Income tax expense for the years ended September 30, 2000 and 1999, consist of federal and state income taxes. The Company's effective income tax rate was 38.1% for the year ended September 30, 2000, and was 41.7% for the year ended September 30, 1999. The rate varied from the statutory rate primarily due to certain non-deductible expenses, and a reduction in valuation allowance which resulted from changes in uncertainties in the Company's ability to generate future taxable income based on the Company's sustained profitability in 2000 and 1999 and future projections of taxable income.

        Net income for the year ended September 30, 2000 was $1,666,000, compared to net income of $1,689,000 for the year ended September 30, 1999. The decrease of $23,000 was the result of decreased revenue not fully offset by gains in operations efficiency and interest income in 2000.

LIQUIDITY AND SOURCES OF CAPITAL

        At September 30, 2000, the Company's cash and cash equivalents totaled $1,512,000 as compared to $3,076,000 at September 30, 1999. During the year ended September 30, 2000, the net cash used by the Company by its operating activities was $544,000, as compared to the net cash provided of $4,193,000 for the fiscal year 1999, a decrease of $4,737,000. The decrease was attributable to an increase in receivables, prepayment of federal and state income taxes, and a pay-down of trade payables.

        The net cash used by its investing activities during the year ended September 30, 2000 was $784,000, as compared to cash provided for investing activities of $1,012,000 during the year ended September 30, 1999. This decrease is attributable to renovation of office and lab space at its Company headquarters as well as modernization of its computer facilities. Capital expenditures for the year ended September 30, 2000 were $784,000. The Company has currently budgeted $556,000 for capital expenditures during fiscal 2001 including $56,000 principally for machinery and equipment, $210,000 for computer hardware and software and $290,000 for facility improvements. The Company expects to be able to finance these expenditures with available working capital and credit facilities. During 1999 the Company received cash of $1,446,000 from the sale of its building in Michigan.

        The net cash used by the Company in financing activities during the year ended September 30, 2000 was $236,000, compared to net cash used by financing activities of $2,241,000 during the year ended September 30, 1999. For fiscal year 2000, the net cash used was attributable to the repurchase of outstanding Company stock and the pay-down of capital leases. For fiscal year 1999, the net cash used was primarily devoted to reducing to zero the Company's line of credit, borrowing and satisfying the mortgage on the real estate which was sold.

        The Company entered into a $3,000,000 line of credit and related note payable with its bank on February 28, 1999, which expires on February 28, 2001. At September 30, 2000, the Company was in compliance with the covenants contained in the line of credit agreement. There were no amounts outstanding under the line of credit at September 30, 2000. The Company believes that its existing funds and amounts generated by operations will be sufficient to meet its working capital needs through 2001. In addition, the Company plans to renegotiate the $3,000,000 line of credit specified above, however, no assurance can presently be made that it will obtain such financing.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Under the statement, every derivative is recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and, based on the present nature of our operations, is not anticipated to have a material impact on our results of operations or financial position.

        In December 1999, the staff of the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. This guidance is required to be implemented in the fourth quarter of fiscal 2001. The Company is currently reviewing this guidance in order to determine the impact of its provisions, if any, on the consolidated financial statements.

IMPACT OF INFLATION

        The Company's operations were not significantly affected by inflation.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is included in this report on pages F-1 through F-20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        There were no disagreements with the auditors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Information relating to the Directors and Executive Officers of the Company and compliance with Section 16(a) of the Exchange Act will appear beneath the captions "Election of Directors," "Certain Information Regarding Nominees," "Meetings and Committees of the Board," "Business Experience of Executive Officers," "Compensation of Directors," and "Section 16(a), Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement which will be distributed in connection with its 2001 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information will be incorporated herein by reference as of the date of such filing.

ITEM 10. EXECUTIVE COMPENSATION

        Information relating to management remuneration and transactions will appear beneath the caption "Executive Compensation" and "Employment Agreements" in the Company's definitive Proxy Statement which will be distributed in connection with its 2001 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information will be incorporated herein by reference as of the date of such filing.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information relating to the ownership of equity securities by management and by beneficial owners of 5% or more of the Common Stock of the Company will be set forth under the caption "Stock Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement which will be distributed in connection with its 2001 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information will be incorporated herein by reference as of the date of such filing.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and transactions between the Company and its Officers and Directors will appear beneath the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which will be distributed in connection with its 2001 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information will be incorporated herein by reference as of the date of such filing.

        In the event that the Company's definitive Proxy Statement to be distributed in connection with its 2001 Annual Meeting of Stockholders is not filed, or mailed for filing, with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Company's most recent fiscal year, the Company will amend this Report within such time period to provide the information required by Part III hereof.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    (27) Financial Data Schedule (filed herewith)

(b) REPORTS ON FORM 8-K

    No Reports on Form 8-K were filed during the quarter ended September 30, 2000.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Sensytech, Inc. and subsidiary:

        In our opinion, the accompanying consolidated balance sheets and the related statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Sensytech, Inc. and its subsidiary at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP



Pittsburgh, PA
December 14, 2000

                         SENSYTECH, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                       September 30,
                                                            ------------------------------------
                                                                 2000                 1999
                                                            ----------------     ---------------

CURRENT ASSETS
   Cash and cash equivalents (Notes 1 and 3)                   $  1,512,000         $ 3,076,000
   Accounts receivable, net of allowance for
    doubtful accounts of $215,000 in 2000 and $311,000
    in 1999                                                       5,460,000           3,215,000
   Unbilled contract costs, net  (Note 4)                         3,625,000           4,924,000
   Refundable and prepaid income taxes                            1,057,000                   -
   Inventories                                                       24,000              25,000
   Deferred income taxes  (Note 13)                                 459,000             717,000
   Other current assets                                             119,000             151,000
                                                            ----------------     ---------------

         TOTAL CURRENT ASSETS                                    12,256,000          12,108,000

PROPERTY AND EQUIPMENT  (Note 5)                                  1,627,000           1,403,000

OTHER ASSETS
   Deferred income taxes  (Note 13)                                 426,000              54,000
   Goodwill, net of accumulated amortization of
    $25,000 in 1999  (Notes 2 and 13)                                     -             141,000
   Other assets                                                      75,000              81,000
                                                            ----------------     ---------------

         TOTAL ASSETS                                          $ 14,384,000         $13,787,000
                                                            ================     ===============


  The accompanying notes are an integral part of these consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                September 30,
                                                                   ----------------------------------------
                                                                         2000                  1999
                                                                   -----------------     ------------------

CURRENT LIABILITIES
   Accounts payable                                                    $    888,000           $  1,486,000
   Accrued salaries, benefits, and related expenses                       1,185,000              1,267,000
   Deferred compensation  (Note 7)                                                -                356,000
   Accrued severance pay-current                                            420,000                257,000
   Other accrued expenses                                                   325,000                377,000
   Income taxes payable  (Note 13)                                                -                355,000
   Billings in excess of costs (Note 4)                                     485,000                466,000
   Capital leases  (Note 9)                                                  38,000                 42,000
                                                                   -----------------     ------------------

         TOTAL CURRENT LIABILITIES                                        3,341,000              4,606,000

LONG-TERM LIABILITIES
   Accrued severance pay                                                    289,000                      -
   Capital leases  (Note 9)                                                       -                 69,000
                                                                   -----------------     ------------------
                                                                            289,000                 69,000

STOCKHOLDERS' EQUITY (Notes 2 and 11)
   Common Stock, $.01 par value; 5,000,000 shares authorized,
      September 30, 2000 and 1999; 4,021,347 and 3,987,940
      shares issued and outstanding, September 30, 2000 and 1999             40,000                 40,000
   Additional paid-in capital                                             7,290,000              7,099,000
   Unearned stock-based compensation (Note 11)                              (55,000)              (125,000)
   Treasury stock at cost, 72,000 shares (Note 12)                         (285,000)                     -
   Retained earnings                                                      3,764,000              2,098,000
                                                                   -----------------     ------------------

                                                                         10,754,000              9,112,000
                                                                   -----------------     ------------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 14,384,000           $ 13,787,000
                                                                   =================     ==================


  The accompanying notes are an integral part of these consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY

                          CONSOLIDATED INCOME STATEMENT


                                                                For the Year Ended
                                                                   September 30,
                                                          2000                      1999
                                                     ----------------          ----------------
REVENUE
  Contract revenue                                      $ 22,706,000              $ 26,424,000
                                                     ----------------          ----------------

COSTS AND EXPENSES
  Cost of revenues                                        16,195,000                19,237,000
  General and administrative expenses                      3,974,000                 4,251,000
                                                     ----------------          ----------------

     Total costs and expenses                             20,169,000                23,488,000
                                                     ----------------          ----------------

INCOME FROM OPERATIONS                                     2,537,000                 2,936,000

OTHER EXPENSES
   Interest income (expense), net                            155,000                   (40,000)
                                                     ----------------          ----------------

INCOME BEFORE INCOME TAXES                                 2,692,000                 2,896,000

INCOME TAX PROVISION (Note 13)                            (1,026,000)               (1,207,000)
                                                     ----------------          ----------------

NET INCOME                                              $  1,666,000              $  1,689,000
                                                     ================          ================

PER SHARE AMOUNT (Note 1)
  Basic earnings per share                              $       0.42              $       0.42
  Diluted earnings per share                            $       0.40              $       0.40
                                                     ================          ================


  The accompanying notes are an integral part of these consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                       Additional    Unearned
                                                   Common Stock         Paid-in     Stock-based    Treasury     Retained
                                                Shares      Amount      Capital     Compensation    Stock       Earnings
                                             ------------  ---------  ------------  ------------  -----------  -----------
BALANCE AT SEPTEMBER 30, 1998                  3,961,271   $ 40,000   $ 6,858,000             -            -    $ 409,000
Net income                                             -          -             -             -            -    1,689,000
Exercise of stock options                         12,400          -        74,000             -            -            -
Unearned stock-based compensation (Note 11)       14,269          -       167,000      (167,000)           -            -
Amortization of stock-based compensation               -          -             -        42,000            -            -
                                             ------------  ---------  ------------  ------------  -----------  -----------
BALANCE AT SEPTEMBER 30, 1999                  3,987,940   $ 40,000   $ 7,099,000    $ (125,000)  $        -   $2,098,000
Net income                                             -          -             -             -            -    1,666,000
Employee stock purchase                            9,927          -        42,000             -            -            -
Exercise of stock options                         23,480          -        80,000             -            -            -
Unearned stock-based compensation (Note 11)            -          -       110,000      (110,000)           -            -
Amortization of stock-based compensation,              -          -             -       139,000            -            -
    net of forfeitures of $11,000
Forfeiture of stock options                            -          -       (41,000)       41,000            -            -
Purchase of treasury shares                            -          -             -             -     (285,000)           -
                                             ------------  ---------  ------------  ------------  -----------  -----------
BALANCE AT SEPTEMBER 30, 2000                  4,021,347   $ 40,000   $ 7,290,000     $ (55,000)  $ (285,000)  $3,764,000
                                             ============  =========  ============  ============  ===========  ===========


                                                    Total
                                                Stockholders'
                                                    Equity
                                               ---------------
BALANCE AT SEPTEMBER 30, 1998                     $ 7,307,000
Net income                                          1,689,000
Exercise of stock options                              74,000
Unearned stock-based compensation (Note 11)                 -
Amortization of stock-based compensation               42,000
                                               ---------------
BALANCE AT SEPTEMBER 30, 1999                     $ 9,112,000
Net income                                          1,666,000
Employee stock purchase                                42,000
Exercise of stock options                              80,000
Unearned stock-based compensation (Note 11)                 -
Amortization of stock-based compensation,             139,000
    net of forfeitures of $11,000
Forfeiture of stock options                                 -
Purchase of treasury shares                          (285,000)
                                               ---------------
BALANCE AT SEPTEMBER 30, 2000                    $ 10,754,000
                                               ===============


  The accompanying notes are an integral part of these consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Year Ended
                                                                                       September 30,
                                                                            ---------------------------------
                                                                                 2000               1999
                                                                            --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                          $    1,666,000     $    1,689,000
        Adjustments to reconcile net income to net cash (used in)
               provided by operating activities:
               Depreciation and amortization                                       576,000            689,000
               Provision (credit) for doubtful accounts                            (96,000)           311,000
               Amortization of deferred compensation                               139,000             42,000
               Deferred taxes                                                       11,000           (247,000)
               Inventory writedown                                                       -            391,000
               Cash provided (used) by assets and liabilities:
                     Accounts receivable                                        (2,149,000)         1,556,000
                     Unbilled contract costs                                     1,299,000           (686,000)
                     Inventories                                                     1,000            120,000
                     Other current assets                                           32,000            (62,000)
                     Refundable and prepaid income taxes                        (1,412,000)           311,000
                     Income taxes payable                                                -            661,000
                     Accounts payable                                             (598,000)        (1,068,000)
                     Other accrued expenses                                        (19,000)           450,000
                     Other                                                           6,000             36,000
                                                                            --------------     --------------
        Net cash (used in)  provided by operating activities                      (544,000)         4,193,000
                                                                            --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisitions of property and equipment                                    (784,000)          (434,000)
        Proceeds from disposal of property held for sale                                 -          1,446,000
                                                                            --------------     --------------
        Net cash (used in) provided by investing activities                       (784,000)         1,012,000
                                                                            --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net payments under line of credit                                                -         (2,049,000)
        Principal payments on mortgage debt                                              -           (220,000)
        Principal payments on capital lease obligations                            (73,000)           (46,000)
        Proceeds from employee stock purchases                                      42,000                  -
        Proceeds of stock option exercises                                          80,000             74,000
        Payments on purchase of Treasury Stock                                    (285,000)                 -
                                                                            --------------     --------------
        Net cash (used in) financing activities                                   (236,000)        (2,241,000)
                                                                            --------------     --------------

Net (decrease) increase in cash and cash equivalents                            (1,564,000)         2,964,000
Cash and cash equivalents, beginning of period                                   3,076,000            112,000
                                                                            --------------     --------------
Cash and cash equivalents, end of period                                    $    1,512,000     $    3,076,000
                                                                            ==============     ==============
Supplemental disclosure of cash flow information:
        Cash received for income taxes                                               7,000                  -
                                                                            ==============     ==============
        Cash paid for interest                                                       5,000             71,000
                                                                            ==============     ==============
        Cash paid for income taxes                                          $    2,435,000     $      480,000
                                                                            ==============     ==============



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

INVENTORIES:

        Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Inventories consist of component parts.

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

REVENUE RECOGNITION:

        The estimated revenue for performance under Government fixed-price and cost-type contracts, including customer-funded research and development, is recognized under the percentage of completion method of accounting whereunder the estimated revenue is determined on the basis of completion to date (the total contract amount multiplied by percent of performance to date less revenue value recognized in previous periods). Revenues under cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain Government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties, which historically are not material, are included in revenue at the time the amounts can be determined reasonably. Anticipated losses are recognized at the time they become known. It is reasonably possible that future operating results may be effected if actual contract costs incurred differ from total contract costs currently estimated by management.

RESEARCH AND DEVELOPMENT:

        Internally funded research and development costs are included in general and administrative expenses in the consolidated income statements. The amount of internally funded research and development costs expensed during 2000 and 1999 was $932,000 and $540,000, respectively.

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

OPERATING CYCLE:

        In accordance with industry practice, the Company classifies as current assets amounts relating to long-term contracts which may have terms extending beyond one year but are expected to be realized during the normal operating cycle of the Company. The liabilities in the accompanying balance sheets which have been classified as current liabilities are those expected to be satisfied by the use of assets classified as current assets. At September 30, 2000, substantially all contracts in progress are expected to be completed within the next 12 months. Therefore, substantially all current assets and current liabilities are expected to be liquidated in the next 12 months.

LONG-LIVED ASSETS:

        Costs in excess of net assets acquired (goodwill) are amortized on the straight-line method over ten years. The Company regularly reviews the individual components of the balances of all of its long-term assets by analyzing the future recoverability of the assets and recognizes, on a current basis, any diminution in value.

EARNINGS PER SHARE:

        Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during each period. The following summary is presented for the years ended:

                                                             SEPTEMBER 30,
                                                             -------------
                                                         2000             1999
                                                         ----             ----

Net income                                            $1,666,000       $1,689,000
Weighted average shares outstanding - basic            3,997,000        3,976,000
Basic earnings per share                              $      .42       $      .42
Effect of dilutive securities:
Shares issuable upon exercise of stock options           148,000          233,000
                                                      ----------       ----------
Weighted average shares outstanding - diluted          4,145,000        4,209,000
Diluted earnings per share                            $      .40       $      .40

RECLASSIFICATIONS:

        Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

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

        At the Acquisition date, DEI had net operating loss carryforwards
(NOLs) of approximately $2,575,000 and tax credits of approximately $40,000. The acquired NOLs and tax credits are limited as to use under the Internal Revenue Code. A portion of the NOLs were reserved through a recording of a valuation reserve at the acquisition date. To the extent that the remaining reserved NOLs become realized, the corresponding tax benefit will first be used to reduce goodwill to zero and thereafter will serve to reduce any provision for income taxes.

        The Company recorded goodwill of $802,000 in connection with the acquisition. During fiscal year 1999, goodwill was reduced by $629,000 for the utilization of acquired net operating loss carryforwards (NOLs), the gain on the sale of the Michigan facility (Note 9) and the reversal of certain estimated liabilities recorded in connection with the Acquisition. During fiscal year 2000, goodwill was further reduced by $125,000 for the utilization of acquired NOLs and reversal of the valuation allowance on the acquired NOLs.

NOTE 3 - CASH HELD IN TRUST - RESTRICTED

        On January 1, 1990, the Company established a health and disability benefit plan pursuant to the Employee Retirement Income Security Act of 1974 for employees and their dependents. The Company funds the plan by making periodic deposits to a zero balance account administered by an independent third party administrator (TPA). The Company is responsible for funding all proper claims adjudicated or processed by the TPA. The Company maintains individual claim and aggregate stop loss coverage. The Company records a liability in the financial statements for known claims outstanding and an estimate based on prior experience, of incurred but not reported claims. During 1999, a trust account was maintained which had a balance of $37,000 as of September 30, 1999, and such amount is included in cash and cash equivalents in the accompanying balance sheet. There were no amounts in the trust or zero balance cash accounts at September 30, 2000. The Company accrued liabilities of $130,000 and $76,000 at September 30, 2000 and 1999, respectively, under its health and disability plan.

NOTE 4 - UNBILLED CONTRACT COSTS, NET

        The status of accumulated costs incurred and progress billings on uncompleted contracts at September 30, 2000 and 1999 was as follows:

                                                     SEPTEMBER 30,
                                                     -------------
                                                 2000              1999
                                                 ----              ----
Accumulated costs incurred and
   estimated earnings on uncompleted
   contracts                               $ 3,774,000       $ 7,298,000

Progress billings and advances on
   uncompleted contracts                      (634,000)       (2,840,000)
                                           -----------       -----------
Total                                      $ 3,140,000       $ 4,458,000
                                           ===========       ===========

        The above amounts are included in the balance sheet at September 30, 2000 and 1999 as follows:



                                                    SEPTEMBER 30,
                                                    -------------
                                               2000                1999
                                               ----                ----
Costs and estimated earnings in excess
   of billings (unbilled contract costs)
   on uncompleted contracts                $  3,625,000        $  4,924,000

Billings in excess of costs and estimated
   earnings on uncompleted contracts           (485,000)           (466,000)
                                           ------------        ------------
Total                                      $  3,140,000        $  4,458,000
                                           ============        ============

        Unbilled costs and accrued profit on contracts in progress comprise principally amounts of revenue recognized on contracts for which billings had not been presented to the customer because the amounts were not billable at the balance sheet date. It is anticipated such unbilled amounts receivable at September 30, 2000 will be billed over the next 270 days as products and/or services are delivered. Retainages, which approximate $131,000 at September 30, 2000, will be billed and collected as contracts are finalized with the customer. At September 30, 2000 and 1999, there are no significant unrecovered costs or estimated profits subject to future negotiation.

        Receivables under certain Government contracts are based on provisional rates that permit recovery of overhead not exceeding certain limits. These overhead rates are subject to audit on an annual basis by the Defense Contract Audit Agency (DCAA). When final determination and approval of the allowable rates have been made, receivables may be adjusted accordingly. In management's opinion, any adjustments will not be material. The DCAA has completed their audit of the rates through September 30, 1998.

NOTE 5 - PROPERTY AND EQUIPMENT

        Property and equipment are summarized as follows at September 30:

                                                     2000           1999
                                                  -----------   ------------
Furniture and fixtures                            $   130,000   $    123,000
Machinery and equipment                             3,642,000      3,195,000
Leasehold improvements                                795,000        504,000
Equipment capitalized under capital
leases                                                 51,000        101,000
                                                  -----------   ------------
      Subtotal                                      4,618,000      3,923,000
Less accumulated depreciation                      (2,991,000)    (2,520,000)
                                                  -----------   ------------

Total                                             $ 1,627,000   $  1,403,000
                                                  ===========   ============

        Depreciation expense was approximately $560,000 and $677,000 for the years ended September 30, 2000 and 1999, respectively.

NOTE 6 - NOTE PAYABLE - LINE OF CREDIT

        Effective February 28, 1999, the Company entered into a line of credit and related note payable with its bank. The agreement expires February 28, 2001, and provides a maximum available line of credit of $3,000,000. However, the total borrowing base generally cannot exceed the sum of 90% of qualified Government accounts receivable and 80% of qualified non-Government accounts receivable.

        The bank agreement establishes the interest rate at the LIBOR rate (6.6% at September 30, 2000) plus 225 to 300 basis points, determined by the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. All borrowings under the line of credit and the performance of the Company's obligations under the line of credit agreement are collateralized by the Company's accounts receivable, equipment, contracts, and general intangibles. The agreement also contains various covenants as to dividend restrictions, working capital, tangible net worth, earnings and debt-to-equity ratios. At September 30, 2000 and 1999, respectively, no amounts were outstanding. Unused commitment fees of one quarter of one percent per annum are required.

NOTE 7 - DEFERRED COMPENSATION

        The Company has a Non-Qualified Deferred Compensation Plan whereby certain employees may defer compensation with such deferrals taking the status of a general obligation of the Company. The balance bears interest at prime plus one-half percent. Benefits under this plan were paid in full during 2000.

        At September 30, 2000, accrued severance pay relates to amounts payable to two former officers of the Company. Such amounts are payable monthly through May 2002.

NOTE 8 - EMPLOYEE BENEFIT PLANS

        At September 30, 2000, the Company's sole qualified deferred compensation plan ("the Plan") consisted of two components. The Plan is comprised of a 401(k) plan and a profit sharing plan. Included in the Plan are the former DEI Defined Contribution Pension Plan assets and the former S.T. Research Corporation employee stock ownership plan ("ESOP") assets. In June 1998, the Plan was amended to merge with the employee stock ownership plan. The amendment afforded Plan participants to liquidate their ESOP shares at market prices and self-direct the proceeds. Also, in June of 1998, the Plan was amended to allow for self-direction investments of profit sharing contributions.

        To participate in the Plan, eligible employees must have attained 21 years of age. Eligible employees may elect to participate in the Company's 401(k) plan on January 1 and July 1. In 2000 and 1999, the Company matched 50% of the first six percent of employee contributions, which match amounted to $132,000 in 2000 and $183,000 in 1999.

        The total number of Company shares allocated to participants under the profit sharing plan at September 30, 2000 and 1999, including shares formerly in the ESOP and 401(k) Plans, was 408,612 and 514,888, respectively.

NOTE 9 - LEASE COMMITMENTS

OPERATING LEASES:

        The Company, effective June 30, 1999, signed a non-cancelable 15-year lease with a third party for the real estate at its principal location in Virginia. Prior to June 30, 1999, the facilities had been leased from partnerships (the "partnerships") in which an officer, employees and stockholders of the Company are partners. The risk and rewards associated with the facilities and the obligations imposed by the partnerships' debt and other general obligations resided with the partnerships.

        On September 2, 1998, the Company entered into a sales agreement for a property held for sale in Michigan. The Company sold their Michigan facility on December 1, 1998. The Company entered into a five-year lease for a portion of the facility with the new owner.

        The Company also leases various equipment under non-cancelable operating leases.

        Rent expense for the years ended September 30, 2000 and 1999 was $897,000 and $835,000, respectively, which included $314,000 in 1999, associated with leases from related parties. At September 30, 2000, minimum rental payments under operating leases for facilities and equipment are as follows:

                        2001                     $    806,000
                        2002                          807,000
                        2003                          814,000
                        2004                          613,000
                        2005                          498,000
                        Remainder                   5,096,000
                                                 ------------
                        Total                    $  8,634,000
                                                 ============

        The Company subleases to a third party a portion of its facility at its principal location in Virginia. At September 30, 2000, minimum rentals to be received under the sublease through the expiration of the lease in fiscal year 2001 are $33,000.

CAPITAL LEASES:

        At September 30, 2000 and 1999, the Company was obligated under capital leases for equipment having net book values of $51,000 and $101,000, and accumulated depreciation of $92,000 and $42,000,respectively. The following schedule summarizes the future minimum lease payments:

                YEARS ENDING SEPTEMBER 30,                            2000
                --------------------------                         ----------
                2001                                               $   39,000
                2002                                                       --
                2003                                                       --
                2004                                                       --
                2005                                                       --
                                                                   ----------
                Subtotal                                               39,000
                Less amount representing interest                      (1,000)
                                                                   ----------
                Present value of minimum lease obligations             38,000
                Less current portion                                  (38,000)
                                                                   ----------


                Capital leases payable - long-term portion         $        0
                                                                   ==========

NOTE 10 - STOCK OPTIONS

        The Company has an Incentive Stock Option Plan established in 1983 ("1983 Plan"), and a Long-Term Incentive Plan and a Non-Employee Director Stock Option Plan established in 1995 (collectively the "1995 Plans"). The Long-Term Incentive Plan provides for the granting of options, restricted stock and/or performance awards to key employees and the Non-Employee Director Stock Option Plan provides for the granting of options to outside members of the Board of Directors to purchase common stock of the Company at the fair market value at the date of the grant. There are 149,200 exercisable options outstanding at September 30, 2000 in the Long-Term Incentive Plan. There are no exercisable options or stock appreciation rights outstanding under the 1983 Plan at September 30, 2000. No additional options can be granted under the 1983 Plan. The Non-Employee Director Stock Option Plan was amended to prohibit future granting of options.

        The Company also has a 1991 Stock Option Plan, the ("1991 Plan") and a 1996 Stock Option Plan, the ("1996 Plan"). The 1991 Plan and the 1996 Plan have 25,800 and 25,800 exercisable options that are outstanding at September 30, 2000, respectively.

        Options under all of the aforementioned Plans generally vest over a three to five year period and expire after ten years.

        Stock option activity is summarized as follows:


                                                      1995        WEIGHTED AVERAGE
                                                      PLANS        EXERCISE PRICE
                                                      -----        --------------
                 Balance at Sept. 30, 1998            38,975            $ 2.82
                    Exercised                        (12,400)             2.47
                    Granted                          428,500              3.07
                    Expired                             (375)             2.25
                    Forfeited                       (103,000)             3.04
                                                -------------          -------
                 Balance at Sept. 30, 1999           351,700              3.02
                    Exercised                         (9,400)             2.91
                    Granted                           30,500              4.58
                    Expired                               --                --
                    Forfeited                       (158,200)             3.15
                                                -------------          -------
                 Balance at Sept. 30, 2000           214,600            $ 3.15


                                             WEIGHTED AVERAGE       1996      WEIGHTED AVERAGE
                                  1991 PLAN   EXERCISE PRICE        PLAN       EXERCISE PRICE
                                  ---------   --------------        ----       --------------
     Balance at Sept. 30, 1998       25,800      $ 0.75           41,280           $ 3.37
        Exercised                        --          --               --               --
        Granted                          --          --               --               --
        Expired                          --          --               --               --
        Forfeited                        --          --               --               --
                                  ---------  ----------        ----------          ------
     Balance at Sept. 30, 1999       25,800        0.75            41,280            3.37
        Exercised                        --          --           (15,480)           3.37
        Granted                          --          --                --              --
        Expired                          --          --                --              --
        Forfeited                        --          --                --              --
                                  ---------  ----------        ----------          ------
     Balance at Sept. 30, 2000       25,800      $ 0.75            25,800          $ 3.37

        Total shares of common stock reserved pursuant to the aforementioned plans and the non-qualified options are 461,780.

        The weighted average grant date fair value of options granted for the 1995 Plans during 2000 was $4.58 and during 1999 was $2.47. Total shares exercisable at September 30, 2000 and 1999 were 149,200 and 136,280 with a weighted average exercise price of $2.47 and $2.45, respectively.

        The Black-Scholes model was used to estimate the fair value of the options. Significant assumptions include a risk-free interest rate of 6.0%, a volatility rate of 67.8%, and an expected life equal to the term of the options.

        The following summarizes information about stock options outstanding at September 30, 2000:

                                   2000
                                  NUMBER            RANGE OF         WEIGHTED AVERAGE
                               OUTSTANDING      EXERCISES PRICES      REMAINING LIFE
                               -----------      ----------------      --------------
      1995 Option Plans            176,800      $2.25 to $3.25          7.7 years
      1995 Option Plans             34,300      $3.50 to $5.25          5.7 years
      1995 Option Plans              3,500      $5.88 to $6.00          7.7 years
      1991 Option Plan              25,800      $         0.75           .3 years
      1996 Option Plan              25,800      $         3.37          6.2 years
                                ----------      --------------          ---------
                                   266,200      $0.75 to $6.00          6.6 years
                                ==========      ==============          =========

        The Company continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation expense for the Company's five stock-based compensation plans been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended September 30, 2000 and 1999:

                                                                   DILUTED
                                           BASIC EARNINGS          EARNINGS
                        NET INCOME           PER SHARE            PER SHARE
                        ----------           ---------            ---------
2000:
As reported             $1,666,000             $.42                 $.40
Pro forma               $1,571,000             $.39                 $.38

1999:
As reported             $1,689,000             $.42                 $.40
Pro forma               $1,488,000             $.37                 $.35

NOTE 11 - STOCK PURCHASE PLAN AND UNEARNED COMPENSATION

        The Company reserved 100,000 shares of common stock for sale to eligible employees through payroll deductions over six month periods pursuant to the 1983 Employee Stock Purchase Plan (the "Purchase Plan"). The purchase price is the lower of 90% of the fair market value of the stock on the first or last day of the purchase period. Under the Purchase Plan, 9,927 shares were issued in 2000 and 14,269 were issued in 1999, at an average price of $4.13 and $3.04 per share, respectively. At September 30, 2000 and 1999, there were 40,272 and 50,199 shares, respectively, available for future purchase.

        The Company adopted an incentive bonus plan that provides for a portion of the annual award to be paid in the form of stock of the Company subject to vesting requirements. In 1999, 21,141 shares were issued at a weighted average fair market value of $5.88 per share. As part of the 2000 incentive bonus compensation, 47,717 shares have been reserved for issuance at a weighted average fair market value of $3.63 per share. These shares will be issued upon the completion of the vesting period. Unearned stock-based compensation consists of the remaining unamortized portion of such stock award. The Company amortized $150,000 and $42,000 in 2000 and 1999, respectively.

NOTE 12 - TREASURY STOCK

        During 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in May 2000. That program authorizes the Company to purchase up to 500,000 common shares from time to time on the open market. The Company purchased 72,000 shares of common stock at an aggregate cost of $285,000. The purpose of the stock repurchase is to help the Company achieve its goal of enhancing stockholder value.

NOTE 13 - INCOME TAXES

        The income tax provision (benefit) for the years ended September 30, 2000 and 1999 consisted of the following:

                                                   2000            1999
                                                ---------       ---------
                  CURRENT:
                     Federal                   $  831,000       $1,261,000
                     State                        184,000          193,000
                  DEFERRED:
                     Federal                        6,000         (223,000)
                     State                          5,000          (24,000)
                                               ----------       ----------

                                               $1,026,000       $1,207,000
                                               ==========       ==========

        The Company's deferred tax assets by tax jurisdiction are as follows:

                                             SEPTEMBER 30,
                                        2000              1999
                                     ----------        ----------
     Federal                          $796,000          $655,000
     State                              89,000           116,000
                                      --------          --------

     Total                            $885,000          $771,000
                                      ========          ========

        Deferred tax assets (liabilities) consist of the following:

                                         SEPTEMBER 30,
                                     2000             1999
                                 -----------      -----------
Deferred compensation            $        --      $   136,000
Accrued vacation                      95,000          110,000
Inventory reserve                      2,000          149,000
Deferred expenses                         --           55,000
Accrued severance                    269,000           98,000
Net operating losses and tax
credits                              323,000          354,000
Uncollectible accounts                82,000          118,000
Other, net                           114,000           71,000
                                 -----------      -----------
  Sub-total                      $   885,000      $ 1,091,000
Less: Valuation allowance                 --         (320,000)
                                 -----------      -----------
                                 $   885,000      $   771,000
                                 ===========      ===========

        The provision for income taxes from income from operations in 2000 and 1999 varied from the U.S. statutory rate for the following reasons:


                                   2000        1999
                                  ------      ------
Federal statutory rate             34.0%       34.0%
State income taxes, net of
federal tax benefit                 4.6         4.0
Change in valuation allowance      (7.2)         --
Prior year items                    6.2          --
Other, net                           .5         3.7
                                  ------      ------
                                   38.1%       41.7%
                                  ======      ======

        The net operating loss carryforwards (NOLs) expire principally in 2011, 2012, and 2013. The NOLs were acquired in the Acquisition and are subject to limitations as to their utilization under the Internal Revenue Code. As a result of uncertainties as to the Company's ability to generate sufficient taxable income in future periods, the Company provided a valuation allowance on the opening balance sheet for a portion of the NOLs acquired in the Acquisition. To the extent that these NOLs become realized, or that the valuation allowance on these NOLs is reduced, the corresponding tax benefits are first used to reduce goodwill to zero and thereafter will serve to reduce any provision for income taxes.

        During 2000 and 1999, the Company reduced the valuation allowance by $320,000 and $68,000, respectively. The reduction in the valuation allowance resulted from changes in the uncertainties surrounding the Company's ability to generate future taxable income based on the Company's sustained profitability in 2000 and 1999 and future projections of taxable income.

        The change in the valuation allowance in 1999 and $125,000 of the change in 2000 was used to reduce goodwill. The remaining change in the valuation allowance in 2000 of $195,000 served to reduce income tax expense.

NOTE 14 - CONCENTRATIONS OF CREDIT RISK

        As of September 30, 2000 and 1999, the Company had funds on deposit in excess of the federally insured amount with a bank. Approximately 90% of the Company's revenues are generated from contracts with U.S. Government agencies or U.S. Government contractors. During the years ended September 30, 2000 and 1999, the Company recorded revenues from three significant contracts. For 2000, those contracts include the U.S. Navy Integrated Electronic Warfare Systems (AIEWS) subcontract from Lockheed Martin Corporation, the U.S. Navy AN/BLQ-10 (V)1 and
(V)2 contract, and the U.S. Navy Bobcat Systems contract. For 1999, those contracts included the U.S. Navy Integrated Electronic Warfare System (AIEWS) subcontract from Lockheed Martin Corporation, the U.S. Navy ESM Receiver Systems contract, and the U.S. Navy Bobcat Systems contract. Revenues from these contracts amounted to 25%, 8%, and 15% of fiscal year 2000 total revenue and 15%, 44%, and 28% of fiscal year 1999 total revenue, respectively.

        Companies which are engaged in the supply of defense-related equipment to the Government are subject to certain business risks, some of which are peculiar to that industry. Among these are: the cost of obtaining trained and skilled employees; the uncertainty and instability of prices for raw materials and supplies; the problems associated with advanced designs, which may result in unforeseen technological difficulties and cost overruns; and the intense competition and the constant necessity for improvement in facilities and personnel training. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, social and economic developments abroad and other factors.

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

        Based on existing rates, economic conditions and the short maturities, the carrying amounts of all the financial instruments at September 30, 2000 and 1999 are reasonable estimates of their fair values. The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and the capital lease obligations.

NOTE 16 - NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Under the statement, every derivative is recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and, based on the present nature of our operations, is not anticipated to have a material impact on our results of operations or financial position.

        In December 1999, the staff of the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. This guidance is required to be implemented in the fourth quarter of fiscal 2001. The Company is currently reviewing this guidance in order to determine the impact of its provisions, if any, on the consolidated financial statements.

NOTE 17 - SEGMENTS AND EXPORT SALES/FOREIGN OPERATIONS

        The Company operates in one segment, the passive surveillance system segment. The Company had export sales to various foreign countries which amounted to $1,734,000 and $1,474,000 in 2000 and 1999, respectively. The Company has no foreign operations.

SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SENSYTECH, INC.
                                      (Registrant)

                                     By:  /s/ S. Kent Rockwell
                                     ----------------------------
                                     S. Kent Rockwell
                                     Chairman of the Board of Directors, Chief
                                     Executive Officer, and President

Date:  December 22, 2000

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                          Title
---------                                          -----
/s/ S. Kent Rockwell                               Director and Chief Executive Officer
------------------------------------
S. Kent Rockwell
Date: December 22, 2000

/s/ Donald F. Fultz                                Chief Financial Officer
------------------------------------               (Principal Financial & Accounting Officer)
Donald F. Fultz
Date: December 22, 2000

/s/ S. R. Perrino                                  Director
------------------------------------
S. R. Perrino
Date: December 22, 2000

/s/ Charles W. Bernard                             Director
------------------------------------
Charles W. Bernard
Date: December 22, 2000

/s/ Philip H. Power                                Director
------------------------------------
Philip H. Power
Date: December 22, 2000

/s/ John D. Sanders                                Director
------------------------------------
John D. Sanders
Date: December 22, 2000

/s/ John Irvin                                     Director
------------------------------------
John Irvin
Date: December 22, 2000