Form 10QSB
period 2000-12-31
SENSYTECH INC
filed 2001-02-13
CIK 26537

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    ---------

                                   FORM 10-QSB


Mark One
   [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For Quarterly Period Ended December 31, 2000

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

                            Yes  X           No
                               -----           -----

       As of February 2, 2001, there were 3,967,186 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

       Transitional Small Business Disclosure Format (check one):

                            Yes              No  X
                               -----           -----

                        SENSYTECH, INC. AND SUBSIDIARIES

                                      INDEX



PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)
-------
                                                                                        Pages
                                                                                        -----

Condensed Consolidated Balance Sheets at
     December 31, 2000 and September 30, 2000......................................     3-4

Condensed Consolidated Statements of Income for the
     Three Months Ended December 31, 2000 and December 31, 1999...................        5

Condensed Consolidated Statements of Cash Flows for the
     Three Months Ended December 31, 2000 and December 31, 1999...................        6

Notes to Condensed Consolidated Financial Statements...............................       7


Item 2.    Management's Discussion and Analysis of Results of
------     Operations and Financial Condition......................................     7-9


PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K........................................       9
-------


Signatures ........................................................................      10

                         SENSYTECH, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                    December 31,   September 30,
                                                        2000           2000
                                                  --------------   -------------
                                                     (Unaudited)          *

CURRENT ASSETS
     Cash and cash equivalents                    $  2,257,000     $  1,512,000
     Accounts receivable, net of allowance for
     doubtful  accounts of $215,000 at
      December 31, 2000 and September
      30, 2000                                       5,310,000        5,460,000
     Unbilled contract costs, net                    2,583,000        3,625,000
     Refundable income taxes                           853,000        1,057,000
     Deferred income taxes                             478,000          459,000
     Other current assets                              136,000          143,000
                                                  --------------   -------------

                   TOTAL CURRENT ASSETS             11,617,000       12,256,000

PROPERTY AND EQUIPMENT                               1,587,000        1,627,000

OTHER ASSETS
     Deferred income taxes                             407,000          426,000
     Other assets                                       75,000           75,000
                                                  --------------   -------------

                   TOTAL ASSETS                   $ 13,686,000     $ 14,384,000
                                                  ==============   =============

*The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SENSYTECH, INC. AND SUBSIDIARY

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           December 31,      September 30,
                                                                              2000               2000
                                                                        -----------------  -----------------
                                                                           (Unaudited)               *
CURRENT LIABILITIES
      Accounts payable                                                   $     672,000      $     888,000
      Accrued salaries, benefits, and related expenses                         671,000          1,185,000
      Accrued severance pay-current                                            376,000            420,000
      Other accrued expenses                                                   243,000            325,000
      Billings in excess of costs                                              354,000            485,000
      Capital leases                                                            26,000             38,000
                                                                        -----------------  -----------------

                   TOTAL CURRENT LIABILITIES                                 2,342,000          3,341,000

LONG-TERM LIABILITIES
      Accrued severance pay                                                    238,000            289,000
                                                                        -----------------  -----------------

STOCKHOLDERS' EQUITY
      Common stock                                                              40,000             40,000
      Additional paid-in capital                                             7,326,000          7,290,000
      Unearned stock-based compensation                                        (41,000)           (55,000)
      Treasury stock, at cost                                                 (290,000)          (285,000)
      Retained earnings                                                      4,071,000          3,764,000
                                                                        -----------------  -----------------

                                                                            11,106,000         10,754,000
                                                                        -----------------  -----------------

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  13,686,000      $  14,384,000
                                                                        =================  =================


*The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SENSYTECH, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                             Three Months Ended

                                                December 31,
                                          2000               1999
                                     ----------------   ----------------
                                       (Unaudited)        (Unaudited)

REVENUE
  Contract revenue                    $   4,265,000      $   5,494,000
                                     ----------------   ----------------

COSTS AND EXPENSES
  Cost of revenues                        3,270,000          4,132,000
  General and administrative
   expenses                                 526,000            844,000
                                     ----------------   ----------------

     Total costs and expenses             3,796,000          4,976,000
                                     ----------------   ----------------

INCOME FROM OPERATIONS                      469,000            518,000

OTHER INCOME
   Interest income, net                      43,000             29,000
                                     ----------------   ----------------

INCOME BEFORE INCOME TAXES                  512,000            547,000

INCOME TAX PROVISION                       (205,000)          (208,000)
                                     ----------------   ----------------

NET INCOME                            $     307,000      $     339,000
                                     ================   ================

PER SHARE AMOUNTS (Note 2)
  Basic earnings per share            $        0.08      $        0.08
                                     ================   ================
  Diluted earnings per share          $        0.08      $        0.08
                                     ================   ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three Months Ended

                                                                         December 31,
                                                                    2000                1999
                                                             ----------------   -----------------
                                                                 (Unaudited)       (Unaudited)

Net cash provided by (used in) operating activities           $     807,000      $   (1,435,000)
                                                             ----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Net acquisitions of property and equipment                         (81,000)           (100,000)
                                                             ----------------   -----------------

 Net cash (used in) investing activities                      $     (81,000)     $     (100,000)
                                                             ----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payments on purchase of treasury stock                     $      (5,000)     $            -

   Principal payments on capital lease obligations                  (12,000)            (11,000)

   Proceeds of stock option exercises                                36,000              57,000
                                                             ----------------   -----------------

  Net cash provided by financing activities
                                                                     19,000              46,000
                                                             ----------------   -----------------

Net increase (decrease) in cash and cash equivalents                745,000          (1,489,000)

Cash and cash equivalents, beginning of period                    1,512,000           3,076,000
                                                             ----------------   -----------------

Cash and cash equivalents, end of period                      $   2,257,000      $    1,587,000
                                                             ================   =================

Supplemental disclosure of cash flow information:

   Cash paid for interest                                     $           -      $        2,000
                                                             ================   =================
   Cash paid for income taxes                                 $           -      $      700,000
                                                             ================   =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SENSYTECH, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.     BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended December 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. Intercompany accounts and transactions have been eliminated in consolidation. For further information, refer to Sensytech, Inc.'s Annual Report on Form 10-KSB for the year ended September 30, 2000.

2.     EARNINGS PER SHARE

The computation of net earnings per share is based on the weighted average number of shares of common stock outstanding during the periods presented. The weighted average number of shares used in the basic earnings per share calculation were 3,955,122 and 3,998,582 for the three-month periods ended December 31, 2000 and 1999, respectively. The weighted average number of shares used in the diluted earnings per share calculation were 4,035,402 and 4,217,258 for the three-month periods ended December 31, 2000 and 1999, respectively.

                                                              DECEMBER 31,
                                                              ------------
                                                          2000            1999
                                                          ----            ----

Net income                                            $  307,000       $  339,000
                                                      ==========       ==========
Weighted average shares outstanding - basic            3,955,122        3,998,582
Effect of dilutive securities:
Shares issuable upon exercise of stock options            80,280          218,676
                                                      ----------       ----------
Weighted average shares outstanding - diluted          4,035,402        4,217,258
Basic earnings per share                              $      .08       $      .08
Diluted earnings per share                            $      .08       $      .08


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

RESULTS OF OPERATIONS

Revenue for the three months ended December 31, 2000, was $4,265,000 compared to $5,494,000 for the three months ended December 31, 1999, resulting in a $1,229,000 or 22.4% decrease. The decrease was primarily due to the expiration of certain long-term contracts. The U.S. Navy ESM Receiver and the Bobcat contracts generated approximately 36% of the fiscal year 2000 revenue compared to approximately 11% of the fiscal year 2001 revenue for the three months ended December 31, 2000.

The total amount of negotiated backlog, including both unfilled firm orders for the Company's products for which funding had been authorized and appropriated by the customer, and firm orders for which funding had not been appropriated as of December 31, 2000 and 1999, was $6,658,747 and $12,600,000, respectively. This decrease is the result of the substantial completion of two major production contracts mentioned above. The majority of the authorized and appropriated unfilled orders at December 31, 2000 are expected to be completed within a year.

Cost of revenue, as a percentage of revenue, increased from 75.2% for the three months ended December 31, 1999 to 76.7% for the three months ended December 31, 2000. The increase primarily resulted from the mix of U.S. Government contract vehicles from which revenue was generated, whereby the opportunity to improve margins are limited by the contract terms.

For the three months ended December 31, 2000, general and administrative expenses decreased from $844,000 to $526,000 or a 37.6% decrease. The decrease was due principally to a decrease in salaries and related benefit expense achieved through staffing efficiencies in the Company's administrative and support functions.

Net interest income was $43,000 for the three months ended December 31, 2000, compared to net interest income of $29,000 for the three months ended December 31, 1999. The change was the result of improved cash flow from operations, which led to higher daily invested balances.

Income tax expense consists of federal and state income tax. The Company's effective tax rate was 40% for the three months ended December 31, 2000, compared to an effective tax rate of 38.0% for the three months ended December 31, 1999. The rate varied from the statutory rate primarily due to state taxes.

Net income for the three months ended December 31, 2000, decreased to $307,000, compared to net income of $339,000 for the three months ended December 31, 1999. The decrease of $32,000 was the result of the items discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flows provided by operating activities were $807,000 for the three months ended December 31, 2000, compared to cash flows used in operating activities of $1,435,000 for the three months ended December 31, 1999. This increase was principally due to a decrease in unbilled receivables of $1,042,000 at December 31, 2000. For 1999, the cash used in operations was due to an increase in unbilled receivables of $820,000 from September 30, 1999 to December 31, 1999.

Cash flows used in investing activities were $81,000 and $100,000 for the three months ended December 31, 2000 and 1999, respectively. The current quarter expenditures were related to the acquisition of property and equipment. The Company anticipates that it will continue to incur capital expenditures at this approximate rate through the end of the fourth quarter of fiscal year 2001.

Net cash provided by financing activities was $19,000 and $46,000 for the three months ended December 31, 2000 and 1999, respectively. The 2000 and 1999 activities were principally the result of the proceeds of stock option exercises offset by the payment of capital lease obligations. The Company's existing $3,000,000 line of credit and related note payable with its bank expires on February 28, 2001. At December 31, 2000, the Company was in compliance with the covenants contained in the line of credit agreement, and there were no amounts outstanding. The Company is currently renegotiating to extend its line of credit for an additional twelve months.

The Company believes that its existing funds, amounts generated by operations, and amounts available for borrowing under its line of credit will be sufficient to meet its working capital needs through the next twelve months.

SEGMENT REPORTING

The Company is organized into three groups: Electronic Warfare, Communications and Imaging Group for which all three groups are engaged in passive surveillance markets. The Company is currently evaluating its segment reporting structure, although it currently believes it is operating in only one segment. Separate financial statement information for each group is not currently prepared or available. As the Company continues to evaluate changes in its reporting structure, other segments may be reported.


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K. The Company did not file any Reports on Form 8-K during this period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officers thereunto duly authorized.


                                    SENSYTECH, INC.


February 13, 2001                   By:  /s/ S. Kent Rockwell
                                        ----------------------------------------
                                        S. Kent Rockwell
                                        Chairman, Chief Executive Officer
                                        & President




                                    By:  /s/ Donald F. Fultz
                                        ----------------------------------------
                                        Donald F. Fultz
                                        Treasurer, Chief Financial Officer &
                                        Director of Business Operations