Form 10QSB
period 2001-03-31
SENSYTECH INC
filed 2001-05-11
CIK 26537

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    ---------

                                   FORM 10-QSB

Mark One

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For Quarterly Period Ended March 31, 2001

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

        As of May 03, 2001, there were 4,000,586 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

        Transitional Small Business Disclosure Format (check one):

                           Yes             No    X
                              -----           -------

                        SENSYTECH, INC. AND SUBSIDIARIES

                                      INDEX



PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)
------
                                                                                                                Pages
                                                                                                                -----
Condensed Consolidated Balance Sheets at
      March 31, 2001 and September 30, 2000...............................................................        3-4

Condensed Consolidated Statements of Income for the
      Three Months Ended March 31, 2001 and March 31, 2000,
      And Six Months Ended March 31, 2001 and March 31, 2000.............................................         5-6

Condensed Consolidated Statements of Cash Flows for the
      Six Months Ended March 31, 2001 and March 31, 2000.................................................           7

Notes to Condensed Consolidated Financial Statements......................................................          8

Item 2.       Management's Discussion and Analysis of Results of
-------       Operations and Financial Condition..........................................................       9-11

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings...........................................................................         12
-------

Item 4.       Submission of Matters to a Vote of Security Holders.........................................         12
-------

Item 6.       Exhibits and Reports on Form 8-K............................................................         12
-------

Signatures    ............................................................................................         13

                         SENSYTECH, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                March 31,          September 30,
                                                                  2001                 2000
                                                               -----------         -------------
                                                               (Unaudited)               *
CURRENT ASSETS
   Cash and cash equivalents                                   $ 4,376,000          $ 1,512,000
   Accounts receivable, net of allowance for doubtful
    accounts of $215,000 at March 31, 2001 and
    September 30, 2000                                           6,940,000            5,460,000
   Unbilled contract costs, net                                  1,224,000            3,625,000
   Deferred income taxes                                           436,000              459,000
   Prepaid income taxes                                            874,000            1,057,000
   Other current assets                                            125,000              143,000
                                                               -----------          -----------

            TOTAL CURRENT ASSETS                                13,975,000           12,256,000

PROPERTY AND EQUIPMENT                                           1,563,000            1,627,000

OTHER ASSETS
   Deferred income taxes                                           296,000              426,000
   Other assets                                                     75,000               75,000
                                                               -----------          -----------

            TOTAL ASSETS                                       $15,909,000          $14,384,000
                                                               ===========          ===========

*The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       March 31,           September 30,
                                                                          2001                  2000
                                                                      -----------          ------------
                                                                      (Unaudited)                *
CURRENT LIABILITIES
   Accounts payable                                                   $   801,000          $   888,000
   Accrued salaries, benefits, and related expenses                     1,037,000            1,185,000
   Accrued severance pay-current                                          361,000              420,000
   Other accrued expenses                                                 155,000              325,000
   Billings in excess of costs                                          2,106,000              485,000
   Capital leases                                                          14,000               38,000
                                                                      -----------          -----------

         TOTAL CURRENT LIABILITIES                                      4,474,000            3,341,000

LONG-TERM LIABILITIES
   Accrued severance pay                                                   34,000              289,000
                                                                      -----------          -----------
STOCKHOLDERS' EQUITY
   Common stock                                                            41,000               40,000
   Additional paid-in capital                                           7,444,000            7,290,000
   Unearned stock-based compensation                                      (28,000)             (55,000)
   Treasury stock, at cost                                               (303,000)            (285,000)
   Retained earnings                                                    4,247,000            3,764,000
                                                                      -----------          -----------

                                                                       11,401,000           10,754,000
                                                                      -----------          -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $15,909,000          $14,384,000
                                                                      ===========          ===========

*The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                   Three Months Ended
                                                                        March 31,
                                                            2001                            2000
                                                      ----------------               ------------------
                                                         (Unaudited)                    (Unaudited)
REVENUE
  Contract revenue                                       $ 4,188,000                    $ 6,002,000
                                                         -----------                    -----------
COSTS AND EXPENSES
  Cost of revenues                                         3,133,000                      4,197,000
  General and administrative expenses                        832,000                      1,023,000
                                                         -----------                    -----------

     Total costs and expenses                              3,965,000                      5,220,000
                                                         -----------                    -----------

INCOME FROM OPERATIONS                                       223,000                        782,000

OTHER INCOME
   Other income (expense), net                                38,000                         (3,000)
   Interest income, net                                       46,000                         16,000
                                                         -----------                    -----------

INCOME BEFORE INCOME TAXES                                   307,000                        795,000

INCOME TAX PROVISION                                        (131,000)                      (297,000)
                                                         -----------                    -----------

NET INCOME                                               $   176,000                    $   498,000
                                                         ===========                    ===========

PER SHARE AMOUNTS (Note 2)
  Basic earnings per share                               $      0.04                    $      0.12
                                                         ===========                    ===========
  Diluted earnings per share                             $      0.04                    $      0.12
                                                         ===========                    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                      Six Months Ended
                                                                          March 31,
                                                             2001                           2000
                                                        ---------------             --------------------
                                                          (Unaudited)                   (Unaudited)
REVENUE
  Contract revenue                                       $ 8,453,000                   $ 11,495,000
                                                         -----------                   ------------
COSTS AND EXPENSES
  Cost of revenues                                         6,403,000                      8,375,000
  General and administrative expenses                      1,358,000                      1,820,000
                                                         -----------                   ------------

     Total costs and expenses                              7,761,000                     10,195,000
                                                         -----------                   ------------

INCOME FROM OPERATIONS                                       692,000                      1,300,000

OTHER INCOME
   Other income (expense), net                                66,000                        (11,000)
   Interest income, net                                       61,000                         54,000
                                                         -----------                   ------------

INCOME BEFORE INCOME TAXES                                   819,000                      1,343,000

INCOME TAX PROVISION                                        (336,000)                      (505,000)
                                                         -----------                   ------------

NET INCOME                                               $   483,000                   $    838,000
                                                         ===========                   ============

PER SHARE AMOUNTS (Note 2)
  Basic earnings per share                               $      0.12                   $       0.21
                                                         ===========                   ============
  Diluted earnings per share                             $      0.12                   $       0.20
                                                         ===========                   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  SENSYTECH, INC. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Six Months Ended
                                                                                    March 31,
                                                                           2001                  2000
                                                                      --------------        ---------------
                                                                        (Unaudited)           (Unaudited)

Net cash provided by (used in) operating activities                    $ 2,964,000           $  (374,000)
                                                                       -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net acquisitions of property and equipment                               (213,000)             (274,000)
                                                                       -----------           -----------

Net cash used in investing activities                                     (213,000)             (274,000)
                                                                       -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease obligations                         (24,000)              (21,000)
   Proceeds of stock option exercises                                      155,000                94,000
   Payments on purchase of treasury stock                                  (18,000)                    -
                                                                       -----------           -----------

Net cash provided by financing activities                                  113,000                73,000
                                                                       -----------           -----------

Net increase (decrease) in cash and cash equivalents                     2,864,000              (575,000)
Cash and cash equivalents, beginning of period                           1,512,000             3,076,000
                                                                       -----------           -----------

Cash and cash equivalents, end of period                               $ 4,376,000           $ 2,501,000
                                                                       ===========           ===========

Supplemental disclosure of cash flow information:

   Cash received for income taxes                                      $         -           $     4,000
                                                                       ===========           ===========
   Cash paid for interest                                              $     3,000           $     5,000
                                                                       ===========           ===========
   Cash paid for income taxes                                          $         -           $ 1,290,000
                                                                       ===========           ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SENSYTECH, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. Intercompany accounts and transactions have been eliminated in consolidation. For further information, refer to Sensytech, Inc.'s Annual Report on Form 10-KSB for the year ended September 30, 2000.

2.       EARNINGS PER SHARE

The computation of net earnings per share is based on the weighted average number of shares of common stock outstanding during the periods presented. The weighted average number of shares used in the basic earnings per share calculation was 3,986,126 and 4,012,513 for the three month period ended March 31, 2001 and 2000, respectively, and 3,970,592 and 4,005,509 for the six month period ended March 31, 2001 and 2000, respectively. The weighted average number of shares used in the diluted earnings per share calculation was 4,056,978 and 4,185,065 for the three month period ended March 31, 2001 and 2000, respectively. The weighted average number of shares used in the diluted earnings per share calculation was 4,030,185 and 4,201,022 for the six month period ended March 31, 2001 and 2000, respectively.


                                                                            QUARTER ENDED
                                                                               MARCH 31,
                                                                               ---------
                                                                      2001                  2000
                                                                      ----                  ----
Net income                                                         $  176,000            $  498,000
                                                                   ==========            ==========
Weighted average shares outstanding - basic                         3,986,126             4,012,513
Effect of dilutive securities:
Dilutive shares upon exercise of stock options                         70,852               172,552
                                                                   ----------            ----------
Weighted average shares outstanding - diluted                       4,056,978             4,185,065
Basic earnings per share                                           $      .04            $      .12
Diluted earnings per share                                         $      .04            $      .12

                                                                            SIX MONTHS ENDED
                                                                                MARCH 31,
                                                                                ---------

                                                                      2001                   2000
                                                                      ----                   ----
Net income                                                         $  483,000            $  838,000
                                                                   ==========            ==========
Weighted average shares outstanding - basic                         3,970,592             4,005,509
Effect of dilutive securities:
Dilutive shares upon exercise of stock options                         59,593               195,513
                                                                   ----------            ----------
Weighted average shares outstanding - diluted                       4,030,185             4,201,022
Basic earnings per share                                           $      .12            $      .21
Diluted earnings per share                                         $      .12            $      .20


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000:

Revenue for the three months ended March 31, 2001 was $4,188,000 compared to $6,002,000 for the three months ended March 31, 2000, resulting in a $1,814,000 or a 30.2% decrease. The decrease was primarily due to the expiration of certain long-term contracts. The U.S. Navy ESM Receiver and the Bobcat contracts generated approximately 23% of the revenue for the three months ended March 31, 2000 compared to approximately 7% of the revenue for the three months ended March 31, 2001.

The total amount of negotiated backlog, including both unfilled firm orders for the Company's products for which funding had been authorized and appropriated by the customer, and firm orders for which funding had not been appropriated as of March 31, 2001 and 2000 was $ 4,300,000 and $15,000,000, respectively. This decrease is principally the result of reduced unappropriated backlog. The

Company is in negotiation for an additional authorization of approximately $2,400,000 on a major subcontract for the U.S. Navy, and in negotiations for additional production orders. However, there can be no assurance that the negotiations will be successful.

Cost of revenue, as a percentage of revenue, increased from 69.9% for the three months ended March 31, 2000 to 74.8% for the three months ended March 31, 2001. The Company attributes the increase to lower volume of sales during fiscal year 2001.

For the three months ended March 31, 2001, general and administrative expenses decreased from $1,023,000 to $832,000 resulting in a $191,000 or a 18.7%
decrease compared to the three month period ended March 31, 2000. The decrease was due principally to a decrease in salaries and related benefit expense achieved through staffing efficiencies in the Company's administrative and support functions. However, G&A expense increased as a percent of revenue due to lower volume during fiscal year 2001.
 .
Net interest income was $46,000 for the three months ended March 31, 2001, compared to $16,000 for the three months ended March 31, 2000. The change was the result of improved cash flow from operations, which led to higher daily invested balances.

Income tax expense consists of federal and state income taxes. The Company's effective tax rate was 42.7% for the three months ended March 31, 2001, compared to an effective tax rate of 37.4% for the three months ended March 31, 2000. The rate varied from the statutory rate primarily due to state taxes and other nondeductible expenses.

Net income for the three months ended March 31, 2001 decreased to $176,000, compared to net income of $498,000 for the three months ended March 31, 2000. The decrease of $322,000 was the result of the items discussed above.

SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000:

Revenue for the six months ended March 31, 2001 was $8,453,000 compared to $11,495,000 for the six months ended March 31, 2000, resulting in a $3,042,000 or 26.5% decrease. The decrease was primarily the result of reduced revenues on the ESM Receiver contract with the U.S. Navy and the Bobcat contract. These contracts generated 29% of the revenue for the six months ended March 31, 2000 compared to 9% of the revenue for the six months ended March 31, 2001.

Cost of revenue, as a percentage of revenue, increased from 72.9% for the six months ended March 31, 2000 to 75.7% for the six months ended March 31, 2001. The Company attributes the increase to the cost of planned international business development activities in our core business areas.

For the six months ended March 31, 2001, general and administrative expenses decreased from $1,820,000 to $1,358,000 or a 25.4% decrease compared to the six-month period ended March 31, 2000. The decrease was due principally to a decrease in salaries and related benefit expense achieved through staffing efficiencies in the Company's administrative and support functions. However, G&A expense increased as a percent of revenue due to lower volume during fiscal year 2001.

Net interest income was $61,000 for the six months ended March 31, 2001, compared to $54,000 for the six months ended March 31, 2000. The change was the result of improved cash flow from operations, which led to higher daily invested balances.

Income tax expense consists of federal and state income taxes. The Company's effective tax rate was 41% for the six months ended March 31, 2001, compared to an effective tax rate of 37.6% for the six months ended March 31, 2000. The rate varied from the statutory rate primarily due to state taxes and other nondeductible expenses.

Net income for the six months ended March 31, 2001 decreased to $483,000, compared to net income of $838,000 for the six months ended March 31, 2000. The decrease of $355,000 was the result of the items discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flows provided by operating activities were $2,964,000 for the six months ended March 31, 2001, compared to cash flows used by operating activities of $374,000 during the comparable six month period of fiscal year 2000. This increase was principally due to an improvement in cash collections and more timely billing during this period.

The net cash used for investing activities during the six-month period ended March 31, 2001 was $213,000, compared to net cash used by the Company by its investing activities of $274,000 during the first six months of fiscal year 2000. The current period expenditures were related to the acquisition of property and equipment. The Company anticipates that it will continue to incur capital expenditures at this approximate rate through the end of the fourth quarter of fiscal year 2001.

The net cash provided by the Company in financing activities during the six-month period ended March 31, 2001 was $113,000, compared to $73,000 during the comparable six-month period of fiscal year 2000. The 2001 activity was principally the result of the proceeds of stock option exercises offset by the payment of capital lease obligations and payments for the purchase of treasury stock. The Company's existing $3,000,000 line of credit and related note payable with its bank expired on February 28, 2001. The Company has renewed the line of credit for $5,000,000 for an additional year. The line of credit was increased to accommodate stand-by letters of credit required for anticipated international contracts.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period covered by this report, the Company filed with the Securities and Exchange Commission and delivered to its shareholders the Company's Proxy Statement for its Annual Meeting of Stockholders held February 14, 2001.

        (a) The Company's Annual Meeting of Stockholders was held on February 14, 2001.

        (b)     The nominees for the Board of Directors are identified below.

        (c) The inspector of election tabulated the following votes for the election of directors:


                                                 Election of Directors

                                                                                                Abstentions and Broker
Nominee for Office                  Number of Votes "For"       Number of Votes "Against"             Non-Votes
------------------                  ---------------------       -------------------------             ---------
Charles W. Bernard                        3,426,708                        6,421                        18,350
John Irvin                                3,433,129                          -0-                        18,350
S. R. Perrino                             3,433,129                          -0-                        18,350
Philip H. Power                           3,424,343                        8,786                        18,350
S. Kent Rockwell                          3,426,451                        6,678                        18,350
John D. Sanders                           3,424,343                        8,786                        18,350

The inspector of election tabulated the following votes for the ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the 2001 fiscal year:

                                                                                           Abstentions and Broker
          Number of Votes "For"                  Number of Votes "Against"                       Non-Votes
          ---------------------                  -------------------------                       ---------
                3,463,008                                   -0-                                    6,821


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.  The Company has no exhibits during this period.

Reports on Form 8-K. The Company did not file any Reports on Form 8-K during this period.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SENSYTECH, INC.

May 11, 2001                            By: /s/ S. Kent Rockwell
                                            ---------------------------------
                                            S. Kent Rockwell
                                            Chairman, Chief Executive Officer
                                            & President


                                        By: /s/ Donald F. Fultz
                                            ---------------------------------
                                            Donald F. Fultz
                                            Treasurer, Chief Financial Officer &
                                            Director of Business Operations