Form 10QSB
period 2001-06-30
SENSYTECH INC
filed 2001-08-14
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

Mark One

      [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2001

or

      [   ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from _______________ to ________________

Commission File Number 000-08193

SENSYTECH, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	38-1873250

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8419 Terminal Road, Newington, Virginia 22122-1430
(Address of principal executive offices)

Issuer’s telephone number (703)550-7000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No

      As of July 28, 2001, there were 4,005,831 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

      Transitional Small Business Disclosure Format (check one):

Yes            No  X

SENSYTECH, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Pages

Condensed Consolidated Balance Sheets at June 30, 2001 and September 30, 2000	3-4

Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2001 and June 30, 2000, And Nine Months Ended June 30, 2001 and June 30, 2000	5-6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2001 and June 30, 2000	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	9-11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 6. Exhibits and Reports on Form 8-K	12

Signatures	13

SENSYTECH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	September 30,
	2001	2000

	(Unaudited)	*
CURRENT ASSETS

Cash and cash equivalents	$6,073,000	$1,512,000

Accounts receivable, net of allowance for doubtful accounts of $215,000 at June 30, 2001 and $190,000 at June 30, 2000	2,759,000	5,460,000

Unbilled contract costs, net	2,343,000	3,625,000

Deferred income taxes	598,000	459,000

Prepaid income taxes	334,000	1,057,000

Other current assets	243,000	143,000

TOTAL CURRENT ASSETS	12,350,000	12,256,000

PROPERTY AND EQUIPMENT	1,540,000	1,627,000

OTHER ASSETS

Deferred income taxes	288,000	426,000

Other assets	75,000	75,000

TOTAL ASSETS	$14,253,000	$14,384,000

*	The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS, continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	September 30,
	2001	2000

	(Unaudited)	*
CURRENT LIABILITIES

Accounts payable	$855,000	$888,000

Accrued salaries, benefits, and related expenses	958,000	1,185,000

Accrued severance pay-current	343,000	420,000

Other accrued expenses	155,000	325,000

Billings in excess of costs	203,000	485,000

Capital leases	1,000	38,000

TOTAL CURRENT LIABILITIES	2,515,000	3,341,000

LONG-TERM LIABILITIES

Accrued severance pay	—	289,000

STOCKHOLDERS’ EQUITY

Common stock	41,000	40,000

Additional paid-in capital	7,444,000	7,290,000

Unearned stock-based compensation	(14,000)	(55,000)

Treasury stock, at cost	(303,000)	(285,000)

Retained earnings	4,570,000	3,764,000

	11,738,000	10,754,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,253,000	$14,384,000

*	The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,
	2001	2000

	(Unaudited)	(Unaudited)
REVENUE

Contract revenue	$4,140,000	$6,257,000

COSTS AND EXPENSES

Cost of revenue	2,831,000	4,080,000

General and administrative expenses	836,000	1,396,000

Total costs and expenses	3,667,000	5,476,000

INCOME FROM OPERATIONS	473,000	781,000

OTHER INCOME

Interest income, net	47,000	38,000

Other Income	29,000	5,000

INCOME BEFORE INCOME TAXES	549,000	824,000

INCOME TAX PROVISION	(225,000)	(312,000)

NET INCOME	$324,000	$512,000

PER SHARE AMOUNTS (Note 2)
Basic earnings per share	$0.08	$0.13

Diluted earnings per share	$0.08	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	June 30,
	2001	2000

	(Unaudited)	(Unaudited)
REVENUE

Contract revenue	$12,593,000	$17,752,000

COSTS AND EXPENSES

Cost of revenue	9,233,000	12,455,000

General and administrative expenses	2,195,000	3,216,000

Total costs and expenses	11,428,000	15,671,000

INCOME FROM OPERATIONS	1,165,000	2,081,000

OTHER INCOME

Interest income, net	113,000	80,000

Other income, net	90,000	6,000

INCOME BEFORE INCOME TAXES	1,368,000	2,167,000

INCOME TAX PROVISION	(561,000)	(817,000)

NET INCOME	$807,000	$1,350,000

PER SHARE AMOUNTS (Note 2)
Basic earnings per share	$0.20	$0.34

Diluted earnings per share	$0.20	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2001	2000

	(Unaudited)	(Unaudited)

Net cash provided by (used in) operating activities	$4,733,000	$(582,000)

Cash flows from investing activities:

Net acquisitions of property and equipment	(272,000)	(224,000)

Net cash used in investing activities	(272,000)	(224,000)

Cash flows from financing activities:

Principal payments on capital lease obligations	(37,000)	(33,000)

Proceeds of stock option exercises	155,000	129,000

Purchase of treasury stock	(18,000)	(210,000)

Net cash provided by (used in) financing activities	100,000	(114,000)

Net increase (decrease) in cash and cash equivalents	4,561,000	(920,000)

Cash and cash equivalents, beginning of period	1,512,000	3,076,000

Cash and cash equivalents, end of period	$6,073,000	$2,156,000

Supplemental disclosure of cash flow information:

Cash received for income taxes	$162,000	$4,000

Cash paid for interest	$3,000	$5,000

Cash paid for income taxes	$—	$1,745,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. Intercompany accounts and transactions have been eliminated in consolidation. For further information, refer to SenSyTech, Inc.’s Annual Report on Form 10-KSB for the year ended September 30, 2000.

2.	EARNINGS PER SHARE

The computation of net earnings per share is based on the weighted average number of shares of common stock outstanding during the periods presented. The weighted average number of shares used in the basic earnings per share calculation was 4,005,202 and 4,002,565 for the three-month periods ended June 30, 2001 and 2000, respectively, and 3,982,056 and 4,005,001 for the nine-month periods ended June 30, 2001 and 2000, respectively. The weighted average number of shares used in the diluted earnings per share calculation was 4,047,162 and 4,139,373 for the three-month periods ended June 30, 2001 and 2000, respectively. The weighted average number of shares used in the diluted earnings per share calculation was 4,036,000 and 4,181,490 for the nine-month periods ended June 30, 2001 and 2000, respectively.

	Quarter Ended
	June 30,

	2001	2000

Net income	$324,000	$512,000

Weighted average shares outstanding — basic	4,005,202	4,002,565

Effect of dilutive securities:

Dilutive shares upon exercise of stock options	41,960	136,808

Weighted average shares outstanding — diluted	4,047,162	4,139,373

Basic earnings per share	$.08	$.13

Diluted earnings per share	$.08	$.12

	Nine Months Ended
	June 30,

	2001	2000

Net income	$807,000	$1,350,000

Weighted average shares outstanding — basic	3,982,056	4,005,001

Effect of dilutive securities:

Dilutive shares upon exercise of stock options	53,944	176,489

Weighted average shares outstanding — diluted	4,036,000	4,181,490

Basic earnings per share	$.20	$.34

Diluted earnings per share	$.20	$.32

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes.

Forward-looking Statements

      Statements in this filing which are not historical facts are forward-looking statements under the provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. These statements are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions or results may materially differ from the anticipated events, transactions or results described in such statements. The Company’s ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. In addition to those specifically mentioned above, such risks and uncertainties include, but are not limited to, the existence of demand for, and acceptance of, the Company’s products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company’s business that are beyond the Company’s control. The Company undertakes no obligation, and does not intend, to update or revise these forward-looking statements to reflect future events or circumstances.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000:

Revenue for the three months ended June 30, 2001 was $4,140,000 compared to $6,257,000 for the three months ended June 30, 2000, resulting in a $2,117,000 or a 33.8% decrease. The decrease was primarily the result of completion of multi-year production contracts and the delay experienced on new production orders. The Bobcat, NSSN and PRDF contracts generated approximately 19% of the revenue for the three months ended June 30, 2001, compared to 33% of the revenue for the three months ended June 30, 2000.

The total amount of negotiated backlog, including both unfilled firm orders for the Company’s products for which funding had been authorized and appropriated by the customer, and firm orders for which funding had not been appropriated as of June 30, 2001 and 2000 was $3,256,000 and $6,632,000, respectively. This decrease is principally the result of delays in receiving newly negotiated contract funding and the substantial completion of the ESM Receiver contract. During the quarter, the Company recorded bookings of $3,148,000 of which $2,170,000 represented one subcontract for the U.S. Navy.

Cost of revenue, as a percentage of revenue, increased from 65.2% for the three months ended June 30, 2000 to 68.4% for the three months ended June 30, 2001. The Company attributes the increase to lower volume of sales during fiscal year 2001 and certain expenses such as rent, utilities and depreciation that remained relatively fixed from year to year. These expenses totaled $302,000 for fiscal year 2001 compared to $268,000 for fiscal year 2000.

For the three months ended June 30, 2001, general and administrative expenses decreased to $836,000 from $1,396,000 resulting in a $560,000 reduction or a 40.1% decrease compared to the three-month period ended June 30, 2000. The decrease was due principally to staffing efficiencies in the Company’s administrative and support functions, and the one time accrual of severance costs of $495,000 made in the previous year.

Net interest income was $47,000 for the three months ended June 30, 2001, compared to net interest income of $38,000 for the three months ended June 30, 2000. The increase was due to improved cash flow from operations which afforded higher daily invested balances.

Income tax expense consists of federal and state income tax. The Company’s effective tax rate was 41% for the three months ended June 30, 2001, compared to an effective tax rate of 37.9% for the three months ended June 30, 2000. The rate varied from the statutory rate primarily due to state taxes.

Net income for the three months ended June 30, 2001 decreased to $324,000, compared to a net income of $512,000 for the three months ended June 30, 2000. The decrease of $188,000 was the result of the items discussed above.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000:

Revenue for the nine months ended June 30, 2001 was $12,593,000 compared to $17,752,000 for the nine months ended June 30, 2000, resulting in a $5,159,000 or 29.1% decrease. The decrease was primarily the result of completion of multi-year production contracts and the delay experienced on new production orders. The ESM Receiver, Bobcat and PRDF contracts generated approximately 12% of the revenue for the nine months ended June 30, 2001, compared to approximately 29% for the nine months ended June 30, 2000.

Cost of revenue, as a percentage of revenue, increased from 70.1% for the nine months ended June 30, 2000 to 73.3% for the nine months ended June 30, 2001. The increase is due to certain expenses such as rent, utilities and depreciation that remained relatively fixed from year to year. These expenses totaled $892,000 for fiscal year 2001 compared to $916,000 for fiscal year 2000.

For the nine months ended June 30, 2001, general and administrative expenses decreased from $3,216,000 to $2,195,000 or a 31.7% decrease due principally to staffing efficiencies in the Company’s administrative and support functions, and the one time accrual of severance costs of $632,000 made in the previous year.

Net interest income was $113,000 for the nine months ended June 30, 2001, compared to net interest income of $80,000 for the nine months ended June 30, 2000. The increase is due to improved cash flow from operations and substantially improved cash collection activity which resulted in a decrease in accounts receivables, which afforded higher daily invested balances. Other income increased from $6,000 for the nine months ended June 30, 2000 to $90,000 for the nine months ended June 30, 2001. The increase is attributed to lease income received during 2001 that began during the fourth quarter of 2000.

Income tax expense consists of federal and state income tax. The Company’s effective tax rate was 41% for the nine months ended June 30, 2001, compared to an effective tax rate of 37.7% for the nine months ended June 30, 2000. The rate varied from the statutory rate primarily due to state taxes.

Net income for the nine months ended June 30, 2001 decreased to $807,000, compared to a net income of $1,350,000 for the nine months ended June 30, 2000. The decrease of $543,000 was the result of the items discussed above.

Liquidity and Sources of Capital

Cash flows provided by operating activities were $4,733,000 for the nine months ended June 30, 2001, compared to cash flows used by operating activities of $582,000 during the comparable nine-month period of fiscal year 2000. This increase was principally due to improved billing and collections for the period offset by lower income levels.

The net cash used for investing activities during the nine-month period ended June 30, 2001 was $272,000, compared to net cash used by the Company for its investing activities of $224,000 during the first nine months of fiscal year 2000. The current period expenditures were related to the acquisition of property and equipment. The Company anticipates that it will continue to incur capital expenditures at this approximate rate through the end of the fourth quarter of fiscal year 2001.

The net cash provided by the Company in financing activities during the nine-month period ended June 30, 2001 was $100,000, compared to net cash used by the Company in financing activities of $114,000 during the comparable nine-month period of fiscal year 2000. The 2001 activity was principally the result of the proceeds of stock option exercised offset by the payment of capital lease obligations and purchase of treasury stock. At June 30, 2001, the Company was in compliance with the covenants contained in the line of credit agreement, and there were no amounts outstanding thereunder.

As of June 30, 2001, the Company held 77,245 shares of treasury stock valued at $303,000. The shares may be used for various purposes including stock options and potential acquisitions.

The Company currently believes that its existing funds, amounts generated by operations, and amounts available for borrowings under its line of credit will be sufficient to meet its working capital needs through the next 12 months.

Quantitative and Qualitative Disclosures About Market Risk

The Company's current investment policy limits its investment in financial instruments to cash and cash equivalents. The use of financial derivatives and preferred and common stock is strictly prohibited. The Company believes it minimizes its risk by investing in a money market fund that provides proper diversification along with a "AAA" rating by Standard & Poor's and Moody's. The Company believes that its earnings and cash flows are not materially affected by changes in interest rates, due to the short-term investment horizon for which these securities are invested.

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

SENSYTECH, INC

August 14, 2001	By:	/s/ S. Kent Rockwell

S. Kent Rockwell

Chairman, Chief Executive Officer

& President

	By:	/s/ Donald F. Fultz

Donald F. Fultz

Treasurer, Chief Financial Officer &

Director of Business Operations