Form 10KSB
period 2001-09-30
SENSYTECH INC
filed 2001-12-21
CIK 26537

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                -------------

                                 FORM 10-KSB

             [X]  Annual Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

             [ ]  Transition Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

              For the transition period from _______ to _______

Commission File Number 000-08193

                               SENSYTECH, INC.
              ---------------------------------------------------
                (Name of Small Business Issuer in its charter)


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

   Securities registered pursuant to Section 12(b) of the Act:


                                              Name of Exchange on
              Title of Class                    Which Registered
              --------------                  -------------------
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

                                Yes   X   No ___
                                    -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        Issuer's revenues for the fiscal year ended September 30, 2001 were $16,391,000. As of December 4, 2001, there were 4,006,078 shares of the Registrant's Common Stock, par value $.01 per share, outstanding. The aggregate market value of the voting and non-voting shares of the Common Stock held by non-affiliates and outstanding as of December 4, 2001, was $24,437,075. This amount was computed using the average bid and ask price as of December 4, 2001, as reported on the National Association of Securities Dealers, Inc. OTC Bulletin Board.

                     DOCUMENTS INCORPORATED BY REFERENCE

        Part III information will appear in the Registrant's Proxy Statement in connection with its 2002 Annual Meeting of Stockholders. Such information will be incorporated by reference as of the date of the filing of such Proxy Statement.

          Transitional Small Business Disclosure Format (check one):

                                  Yes ___  No   X
                                              -----

                        SENSYTECH, INC. AND SUBSIDIARY

                          FORM 10-KSB ANNUAL REPORT
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                --------------

                              TABLE OF CONTENTS


  ITEM NO.                                                                           PAGE NO.
  --------                                                                           --------
  PART I
  ------

  1.  Business................................................................           4

  2.  Properties..............................................................           9

  3.  Legal Proceedings.......................................................           9

  4.  Submission of Matters to a Vote of Security Holders.....................           9

  PART II
  -------

  5.  Market for the Registrant's Common Stock and Related Security Holder
      Matters.................................................................          10

  6.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations...................................................          10

  7.  Financial Statements and Supplementary Data.............................          13

  8.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosures...................................................          13

  PART III
  --------

  Part III, Items 9 through 12, information will appear in the Registrant's
  Proxy Statement in connection with its 2002 Annual Meeting of Stockholders.
  Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and such information will be incorporated herein
  by reference as of the date of such filing..................................          14

  13. Exhibits and Reports on Form 8-K........................................          15

  Signatures..................................................................          16

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

        The Company defines, designs, develops and manufactures systems and equipment for integrated passive surveillance systems, electronic countermeasures, and simulator systems for military and commercial customers. Signals of interest within the electromagnetic spectrum are intercepted by the Company's products. Pertinent information is then evaluated by the products or otherwise, and the relevant situation is assessed by the user. Signals of interest may include radio waves, microwaves, infrared and light; the signals may be intentional, under the control of the emitting system as in radar or communication, or unintentional.

BASIC PRODUCTS AND SERVICES

        The Company operates in the passive surveillance and countermeasures market for domestic and international clients. The Company's systems are globally applicable to the defense markets and their allied information agencies for land, air, and sea-based applications. The Company believes that its passive surveillance and countermeasures products and services are among the best in the world. The Company's goal is to provide its customers with total system surveillance solutions across the electromagnetic spectrum, using products manufactured by it and by others. The Company is customer-focused by providing tailored solution-based systems as follows:

- Electronic Warfare (EW) Group designs, develops, and supports products which intercept, analyze, classify, identify, localize and track microwave signals from radars and weapons. The Company's Electronic Support Measure (ESM) systems are used on military platforms, such as ships, submarines, patrol aircraft, and at ground installations, to intercept, analyze and identify radar/weapon signals. Where the client desires to obtain electronic countermeasures for these potential threats, the Electronic Warfare Group provides integrated Electronic Countermeasures (ECM) systems for both tactical and training scenarios.

- Communication (Comms) Group designs, develops, and supports products which intercept signals, analyze the on-line communication, and identify and localize the involved parties. These systems are generally employed in aircraft, ships and ground installations to intercept transmissions occurring over established communications networks.

- Imaging Group designs, develops, and supports products for multispectral, infrared, and light imaging systems which are employed on land and on aircraft for the remote sensing of damage assessment, environmental pollution, facility inspection, utility monitoring, and situation awareness.

        All three business segments offer applicable system engineering services which provide concept studies, system definition and services to aid in specification of customer requirements. These activities are performed for either present or prospective customers and are principally undertaken to assist the customer in the procurement of major integrated passive surveillance systems and where applicable, active electronic countermeasures.

        Manufacturing of the Communications Group and Electronic Warfare Group systems is accomplished from the Newington facility. The Imaging Group products are manufactured in the Ann Arbor, Michigan, facility.

COMPETITION

        Historically, the Company's products have been sold largely in the United States, although its foreign business is increasing. The Company's products face substantial competition from both domestic and foreign companies, which range in size from highly resourceful small concerns, which engineer and produce specialized items, to very large, diversified firms with vastly greater resources than the Company. In the domestic market, major competitors include companies such as Raytheon Company, Lockheed Martin Corporation, Northrup Grumman, Inc., Condor Systems, Inc., TRW Inc., and British Aerospace. In the foreign market, a number of overseas companies are competitors, in addition to those named above, such as EADS, Elta, and Thompson-CFS. The size and reputation of these companies give them a significant advantage in competing for contracts. The Company competes on the basis of product offerings, price, product and systems quality, technology and pre- and post-sale customer service. The Company has competed successfully as a prime contractor where it believes it has a customer solution advantage; otherwise, the Company has teamed with its traditional partners.

MATERIALS

        The Company's operations primarily require electronic, optical, and mechanical components and supplies, which are generally available from several commercial sources. Although certain items are only available from limited sources of supply, the Company believes that the loss of any single supplier would not have a material adverse effect on the Company.

PATENTS

        The Company holds several patents. The Company has registered no trademarks. However, the Company believes that the ownership of patents is not a significant factor in its business and that its success depends primarily on innovative skills, technical competence, and the ability to rapidly adapt commercially available new technology to emerging requirements from its customers. The Company believes that the loss of patent protection for any of its products would not materially adversely affect the Company.

MARKETING

        In the domestic market, business development of the Company's products and services is conducted by its staff who concentrate on developing an understanding of the customers' particular requirements and providing a satisfactory solution for those requirements.

        In the international market, the domestic model is complemented with marketing assistance for specific products from selected partners. Generally, sales of systems for export must be approved by the U.S. Department of State, which limits the markets for such products and may result in delay or possible cancellation of an order.

PRODUCT DEVELOPMENT

        The Company believes that its continued success depends, in a large part, on its ability to develop and apply new technology to provide total system solutions for its customers. Funding for products and systems development comes in part from internally sponsored research, with the majority of development being funded through development contracts. Total research and development expenditures over the past two years were as follows:

                                                     YEAR ENDED SEPTEMBER 30,
                                                     ------------------------
                                                        2001           2000
                                                        ----           ----
     Internal research and development               $  892,000    $   932,000
     Customer-funded development                      7,958,000     10,364,000
                                                      ---------     ----------
         Total                                       $8,850,000    $11,296,000
                                                     ==========    ===========

        Current funded programs include development of systems analysis, jamming resistance, emitter's identification, communications intercept capabilities, precision direction finding, and source localization.

BACKLOG

        The backlog of $5,884,000 at September 30, 2001, included both unfilled firm orders for the Company's products for which funding has been authorized and appropriated by the customer, including the remaining portion of contracts in progress, and firm orders for which funding has not been appropriated.

        Certain Company contracts can be extended or increased at the option of the customer. Currently, the potential value of these options, if exercised by the customer, is approximately $44,265,000, primarily resulting from a subcontract for engineering and production of components of the AIEWS systems for U.S. Navy surface ships. Following development, the prime contractor holds options for subsequent production. The Company anticipates that a portion of the options will be exercised during the period 2003 through 2008. However, the Company has no assurance that any of the options will be exercised, or if exercised, the value to be exercised.

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

        Generally, government contracts are subject to oversight audits by government representatives. Provisions permit termination, in whole or in part, without prior notice, at the government's convenience. Compensation is limited to work completed and commitments made at the time of termination. In the event of termination, the contractor will receive some allowance for profit on the work performed.

        The Company's U.S. Government contracts include fixed price, cost plus fixed fee, cost plus incentive fee, cost plus award fee, and time and material contracts. The fixed price contracts are not subject to adjustment by reason of costs incurred in the performance of the contract. With this type of contract, the Company assumes the risk that it will be able to perform at a cost below the fixed price, except for costs incurred because of contract changes ordered by the customer.

        The Company is subject to various statutes and regulations governing government contracts generally and defense contracts specifically, which carry substantial penalty provisions including suspension or debarment from government contracting or subcontracting for a period of time, in the event the Company is found to have violated any of these regulations. Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, government security regulations, employment practices, the protection of the environment, the accuracy of records, and the recording of costs. The Company carefully monitors all of its contracts and contractual efforts to minimize the possibility of any violation of these regulations in connection with its government contracts. The Company has experienced minimal audit adjustments over the past ten years. The Defense Contract Audit Agency ("DCAA") has completed its audit of the Company's contracts through the fiscal year ended September 30, 1998.

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

FORWARD-LOOKING STATEMENTS

         Statements in this filing which are not historical facts are forward-looking statements under the provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. These statements are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions or results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. In addition to those specifically mentioned above, such risks and uncertainties include, but are not limited to, the existence of demand for, and acceptance of, the Company's products and services, regulatory approvals and developments to include export approval, economic conditions both domestically and internationally, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update or revise these forward-looking statements to reflect future events or circumstances.

ENVIRONMENTAL

        The Company's operations do not include any activities which result in material environmental issues. As a result, the Company has incurred no material costs in the past two years related to environmental compliance.

EMPLOYEES

         At September 30, 2001, the Company employed 112 persons. Many of the Company's employees are highly skilled, with advanced degrees. The Company's continued success depends upon its ability to continue to attract and retain highly skilled employees. The Company has never had a work stoppage, and none of its employees are represented by a labor organization. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

        The Company believes that its leased facilities are suitable for their respective operations. Each facility is well maintained and capable of supporting higher levels of revenue. The table below sets forth certain information about the Company's principal facilities:



                                                  OWNED                                      PRINCIPAL
      ADDRESS                 SQUARE FEET       OR LEASED              DESCRIPTION           ACTIVITY
-------------------           -----------       ---------        --------------------      -------------
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended September 30, 2001.

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

          QUARTER ENDED                     HIGH            LOW
          -------------                     ----            ---
          December 31, 1999                 6.00            3.53
          March 31, 2000                    5.00            4.50
          June 30, 2000                     4.00            3.43
          September 30, 2000                5.50            3.75
          December 31, 2000                 4.50            3.25
          March 31, 2001                    5.00            3.25
          June 30, 2001                     4.50            3.00
          September 30, 2001                7.55            3.97

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

        As of December 4, 2001, there were approximately 806 beneficial owners of the Company's Common Stock, including 255 holders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

OPERATING CYCLE

        In accordance with industry practice, the Company classifies as current assets amounts relating to long-term contracts which may have terms extending beyond one year but are expected to be realized during the normal operating cycle of the Company. The liabilities in the accompanying balance sheets which have been classified as current liabilities are those expected to be satisfied by the use of assets classified as current assets. At September 30, 2001, substantially all contracts to which the Company is a party will be completed within the next 12 months. Therefore, substantially all current assets and current liabilities as of this date are expected to be turned over in the next 12 months.

RESULTS OF OPERATIONS

        Revenue for the year ended September 30, 2001 was $16,391,000 compared to $22,706,000 for the year ended September 30, 2000, a $6,315,000 or a 28%
decrease. The decrease primarily resulted from the substantial completion of the U.S. Navy ESM Receiver Systems and the Bobcat contracts for the EW Group, and the delay in receipt of planned international contracts for Comms, EW, and Imaging Groups. The Bobcat contract generated 15% of the 2000 revenue compared to 5% in 2001. The U.S. Navy ESM Receiver contract generated 7% of the 2000 revenue compared to 2% in 2001. The decrease in revenue experienced on the U.S. Navy ESM Receiver and Bobcat contracts was in part replaced with additional revenue received primarily from the U.S. Navy AN/BLQ-10 (V)1 and
(V)2 and U.S. Navy Integrated Electronic Warfare System (AIEWS) subcontracts from Lockheed Martin Corporation. The AIEWS subcontract originated in late fiscal 1998, generating approximately 25% of the 2000 revenue compared to 38% of the 2001 revenue. The AN/BLQ-10 (V)1 and (V)2 subcontract originated in 2000 generating 8% of the 2000 revenue compared to 13% of the 2001 revenue.

        Customer-funded development, which is included in revenues, was $7,958,000 and $10,364,000 in fiscal years 2001 and 2000, respectively. The decrease in customer-funded development of $2,406,000 or 23% is consistent with the reduction in revenue experienced in 2001. The customer-funded development resulted from the U.S. Navy Integrated Electronic Warfare System (AIEWS) subcontract from Lockheed Martin Corporation and other government agency contract efforts.

        The total amount of negotiated backlog, including both unfilled firm orders for the Company's products for which funding has been authorized and appropriated by the customer, and firm orders for which funding has not been appropriated as of September 30, 2001 and 2000 was $5,884,000 and $7,033,000, respectively. The majority of the authorized and appropriated unfilled orders at September 30, 2001 of $5,884,000 are expected to be completed within a year. Options on existing contracts approximated $44,265,000 at September 30, 2001. The options are primarily the result of the subcontract for engineering and production of components of the Integrated Electronic Warfare Systems (AIEWS) for the U.S. Navy surface ships. A portion of the options are planned for exercise between the year 2003 and the year 2008 with potential deliveries extending for an additional two years. However, the Company has no assurance that any of the options will be exercised, or if exercised, the value to be exercised.

        Cost of revenues, as a percentage of revenue, increased slightly from 71.3% for the year ended September 30, 2000 to 71.6% for the year ended September 30, 2001.

        During fiscal year 2001, general and administrative expenses decreased from $3,974,000 to $2,901,000, a $1,073,000 or a 27% decrease from fiscal
2000. The decrease was due principally to a decrease in the one-time accrual for severance pay of $734,000, and efficiencies gained in automating infrastructure support tools, which facilitated staffing realignment begun in 2000.

        Net interest income for the year ended September 30, 2001 was $141,000 compared to net interest income of $116,000 for the year ended September 30, 2000. The increase is due primarily to improved cash flow from operations and substantially improved cash collection activity resulting in lower accounts receivable and higher daily invested balances. Other income increased from $39,000 in 2000 to $116,000 for the year ended September 30, 2001. The increase is due to sub-lease income of $112,000 received for 12 months in 2001 compared to $29,000 for four months in 2000.

        Income tax expense for the years ended September 30, 2001 and 2000, consist of federal and state income taxes. The Company's effective income tax rate was 38.9% for the year ended September 30, 2001, and was 38.1% for the year ended September 30, 2000. The rate varied from the statutory rate in 2001 primarily due to state taxes.

        Net income for the year ended September 30, 2001 was $1,224,000, compared to net income of $1,666,000 for the year ended September 30, 2000. The decrease of $442,000 was the result of decreased revenue not fully offset by gains in operations efficiency and interest income in 2001.

LIQUIDITY AND SOURCES OF CAPITAL

        At September 30, 2001, the Company's cash and cash equivalents totaled $4,362,000 as compared to $1,512,000 at September 30, 2000. During the year ended September 30, 2001, the net cash provided by the Company for its operating activities was $3,292,000, as compared to the net cash used of $544,000 for the fiscal year 2000, an increase of $3,836,000. The increase was attributable to a decrease in receivables and utilization of prepaid federal and state income taxes, to reduce taxes currently payable.

        The net cash used by investing activities during the year ended September 30, 2001 was $290,000, as compared to cash used for investing activities of $784,000 during the year ended September 30, 2000. The decrease is due to the completion of improvements to office and lab facilities. Capital expenditures for the year ended September 30, 2001 were $290,000. The Company has currently budgeted $864,000 for capital expenditures during fiscal 2002 including $440,000 principally for machinery and equipment, $81,000 for computer hardware and software and $343,000 for facility improvements. The Company expects to be able to finance these expenditures with available working capital and credit facilities.

        The net cash used by the Company in financing activities during the year ended September 30, 2001 was $152,000, compared to net cash used by financing activities of $236,000 during the year ended September 30, 2000. For 2001 and 2000, the activity was principally the result of the payment of capital lease obligations and the purchase of treasury stock less the proceeds from the exercise of stock options.

        The Company entered into a $5,000,000 line of credit and related note payable with its bank on February 28, 2001, which expires on February 28, 2002. At September 30, 2001, the Company was in compliance with the covenants contained in the line of credit agreement. There were no amounts outstanding under the line of credit at September 30, 2001.

        The Company currently is in negotiation with its bank to increase the line to $10,000,000 to accommodate the stand-by letters of credit for anticipated international contracts. However, no assurance can presently be made that it will obtain such financing, or if obtained, the terms of such financing.

        The Company believes that its existing funds and amounts generated by operations will be sufficient to meet its working capital needs through 2002.

NEW ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," in June 2001. SFAS No. 141 requires all business combinations completed after June 30, 2001, be accounted for under the purchase method. Management does not expect the implementation of these new pronouncements to have a significant impact on the Company's financial position or its results of operation.

        The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," on August 15, 2001, and SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," on October 4, 2001. These pronouncements will be adopted in 2002, and management of the Company does not expect the implementation of these new pronouncements to materially impact the Company's financial position or its results of operations.

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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Information relating to the Directors and Executive Officers of the Company and compliance with Section 16(a) of the Exchange Act will appear beneath the captions "Election of Directors," "Certain Information Regarding Nominees," "Meetings and Committees of the Board," "Business Experience of Executive Officers," "Compensation of Directors," and "Section 16(a), Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement which will be distributed in connection with its 2002 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information will be incorporated herein by reference as of the date of such filing.

ITEM 10.  EXECUTIVE COMPENSATION

        Information relating to management remuneration and transactions will appear beneath the caption "Executive Compensation" and "Employment Agreements" in the Company's definitive Proxy Statement which will be distributed in connection with its 2002 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information will be incorporated herein by reference as of the date of such filing.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information relating to the ownership of equity securities by management and by beneficial owners of 5% or more of the Common Stock of the Company will be set forth under the caption "Stock Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement which will be distributed in connection with its 2002 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information will be incorporated herein by reference as of the date of such filing.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and transactions between the Company and its Officers and Directors will appear beneath the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which will be distributed in connection with its 2002 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information will be incorporated herein by reference as of the date of such filing.

        In the event that the Company's definitive Proxy Statement to be distributed in connection with its 2002 Annual Meeting of Stockholders is not filed, or mailed for filing, with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Company's most recent fiscal year, the Company will amend this Report within such time period to provide the information required by Part III hereof.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    (i) Amended and Restated Bylaws of Sensytech, Inc. (as adopted on February 14, 2001)
    (ii) Consent of Independent Accountants

(b) REPORTS ON FORM 8-K

    No Reports on Form 8-K were filed during the quarter ended September 30, 2001.

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Sensytech, Inc. and Subsidiary:

        In our opinion, the accompanying consolidated balance sheets and the related statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Sensytech, Inc. and its subsidiary at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP



Pittsburgh, PA
November 30, 2001

                        SENSYTECH, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                                        September 30,
                                                            ------------------------------------
                                                                 2001                 2000
                                                            ----------------     ---------------

CURRENT ASSETS
   Cash and cash equivalents (Note 1)                          $  4,362,000         $ 1,512,000
   Accounts receivable, net of allowance for
    doubtful accounts of $200,000 in 2001 and $215,000
    in 2000                                                       3,091,000           5,460,000
   Unbilled contract costs, net  (Note 3)                         3,563,000           3,625,000
   Refundable and prepaid income taxes                              392,000           1,057,000
   Inventories                                                       30,000              24,000
   Deferred income taxes  (Note 12)                                 341,000             459,000
   Other current assets                                             139,000             119,000
                                                            ----------------     ---------------

         TOTAL CURRENT ASSETS                                    11,918,000          12,256,000

PROPERTY AND EQUIPMENT  (Note 4)                                  1,429,000           1,627,000

OTHER ASSETS
   Deferred income taxes  (Note 12)                                 304,000             426,000
   Other assets                                                     115,000              75,000
                                                            ----------------     ---------------

         TOTAL ASSETS                                          $ 13,766,000         $14,384,000
                                                            ================     ===============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        SENSYTECH, INC. AND SUBSIDIARY

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                September 30,
                                                                   ----------------------------------------
                                                                         2001                  2000
                                                                   -----------------     ------------------

CURRENT LIABILITIES
   Accounts payable                                                    $    450,000           $    888,000
   Accrued salaries, benefits, and related expenses                         822,000              1,185,000
   Accrued severance pay-current                                            290,000                420,000
   Other accrued expenses                                                    73,000                325,000
   Billings in excess of costs (Note 3)                                     145,000                485,000
   Capital leases                                                                 -                 38,000
                                                                   -----------------     ------------------

         TOTAL CURRENT LIABILITIES                                        1,780,000              3,341,000

LONG-TERM LIABILITIES
   Accrued severance pay                                                          -                289,000
                                                                   -----------------     ------------------

         TOTAL LIABILITIES                                                1,780,000              3,630,000
                                                                   -----------------     ------------------

STOCKHOLDERS' EQUITY (Notes 2 and 10)
   Common Stock, $.01 par value; 5,000,000 shares authorized,
      September 30, 2001 and 2000; 4,085,047 and 4,021,347
      shares issued and outstanding, September 30, 2001 and 2000             41,000                 40,000
   Additional paid-in capital                                             7,482,000              7,290,000
   Unearned stock-based compensation (Note 10)                                    -                (55,000)
   Treasury stock at cost, 125,245 and 72,000
      shares at September 30, 2001 and 2000 (Note 11)                      (525,000)              (285,000)
   Retained earnings                                                      4,988,000              3,764,000
                                                                   -----------------     ------------------

                                                                         11,986,000             10,754,000
                                                                   -----------------     ------------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 13,766,000           $ 14,384,000
                                                                   =================     ==================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        SENSYTECH, INC. AND SUBSIDIARY

                        CONSOLIDATED INCOME STATEMENTS

                                                                 For the Year Ended
                                                                    September 30,
                                                          2001                      2000
                                                     ----------------          ----------------
REVENUE
  Contract revenue                                      $ 16,391,000              $ 22,706,000
                                                     ----------------          ----------------

COSTS AND EXPENSES
  Cost of revenues                                        11,744,000                16,195,000
  General and administrative expenses                      2,901,000                 3,974,000
                                                     ----------------          ----------------

     Total costs and expenses                             14,645,000                20,169,000
                                                     ----------------          ----------------

INCOME FROM OPERATIONS                                     1,746,000                 2,537,000

OTHER EXPENSES
   Interest income, net                                      141,000                   116,000
   Other income, net                                         116,000                    39,000
                                                     ----------------          ----------------

INCOME BEFORE INCOME TAXES                                 2,003,000                 2,692,000

INCOME TAX PROVISION (Note 12)                              (779,000)               (1,026,000)
                                                     ----------------          ----------------

NET INCOME                                              $  1,224,000              $  1,666,000
                                                     ================          ================

PER SHARE AMOUNT (Note 1)
  Basic earnings per share                              $       0.31              $       0.42
  Diluted earnings per share                            $       0.30              $       0.40
                                                     ================          ================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        SENSYTECH, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                    Additional   Unearned                               Total
                                                  Common Stock       Paid-in   Stock-based   Treasury     Retained   Stockholders'
                                               Shares     Amount     Capital   Compensation    Stock      Earnings     Equity
                                             ----------  -------  -----------  ------------  ----------  ----------  ------------
BALANCE AT SEPTEMBER 30, 1999                3,987,940   $40,000   $7,099,000   $(125,000)  $       -   $2,098,000  $ 9,112,000
Net income                                           -         -            -           -           -    1,666,000    1,666,000
Employee stock purchase                          9,927         -       42,000           -           -            -       42,000
Exercise of stock options                       23,480         -       80,000           -           -            -       80,000
Unearned stock-based compensation (Note 10)          -         -      110,000    (110,000)          -            -            -
Amortization of stock-based compensation,            -         -            -     139,000           -            -      139,000
    net of forfeitures of $11,000
Forfeiture of stock options                          -         -      (41,000)     41,000           -            -            -
Purchase of treasury shares                          -         -            -           -    (285,000)           -     (285,000)
                                             ----------  --------  -----------  ----------  ----------  ----------- ------------
BALANCE AT SEPTEMBER 30, 2000                4,021,347   $40,000   $7,290,000   $ (55,000)  $(285,000)  $3,764,000  $10,754,000
Net income                                           -         -            -           -           -    1,224,000    1,224,000
Stock grant                                     10,000         -       36,000           -           -            -       36,000
Exercise of stock options                       53,700     1,000      125,000           -           -            -      126,000
Tax benefit on stock option exercises                -         -       36,000           -           -            -       36,000
Amortization of stock-based compensation,
    net of forfeitures of $5,000                     -         -       (5,000)     55,000           -            -       50,000
Purchase of treasury shares                          -         -            -           -    (240,000)           -     (240,000)
                                             ----------  --------  -----------  ----------  ----------  ----------- ------------
BALANCE AT SEPTEMBER 30, 2001                4,085,047   $41,000   $7,482,000   $       -   $(525,000)  $4,988,000  $11,986,000
                                             ==========  ========  ===========  ==========  ==========  =========== ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        SENSYTECH, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                      Year Ended
                                                                                                    September 30,
                                                                                      ----------------------------------------
                                                                                            2001                   2000
                                                                                      -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                          $ 1,224,000          $   1,666,000
     Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                                        488,000                576,000
        Provision (credit) for doubtful accounts                                             (15,000)               (96,000)
        Amortization of deferred compensation                                                 50,000                139,000
        Deferred taxes                                                                       240,000                 11,000
        Cash provided (used) by assets and liabilities:
           Accounts receivable                                                             2,384,000             (2,149,000)
           Unbilled contract costs                                                            62,000              1,299,000
           Inventories                                                                        (6,000)                 1,000
           Other assets                                                                      (60,000)                32,000
           Refundable and prepaid income taxes                                               701,000             (1,412,000)
           Accounts payable                                                                 (438,000)              (598,000)
           Other accrued expenses                                                         (1,034,000)               (38,000)
           Billing in excess of costs                                                       (340,000)                19,000
           Other                                                                              36,000                  6,000
                                                                                      -----------------      -----------------
     Net cash provided by (used in) operating activities                                   3,292,000               (544,000)
                                                                                      -----------------      -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                                                 (290,000)              (784,000)
                                                                                      -----------------      -----------------
     Net cash used in investing activities                                                  (290,000)              (784,000)
                                                                                      -----------------      -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                                         (38,000)               (73,000)
     Proceeds from employee stock purchases                                                        -                 42,000
     Proceeds of stock option exercises                                                      126,000                 80,000
     Payments on purchase of Treasury Stock                                                 (240,000)              (285,000)
                                                                                      -----------------      -----------------
     Net cash (used in) financing activities                                                (152,000)              (236,000)
                                                                                      -----------------      -----------------

Net increase (decrease) in cash and cash equivalents                                       2,850,000             (1,564,000)
Cash and cash equivalents, beginning of period                                             1,512,000              3,076,000
                                                                                      -----------------      -----------------
Cash and cash equivalents, end of period                                                 $ 4,362,000           $  1,512,000
                                                                                      =================      =================
Supplemental disclosure of cash flow information:
     Cash received for income taxes                                                      $   162,000           $      7,000
                                                                                      =================      =================
     Cash paid for interest                                                              $    20,000           $      5,000
                                                                                      =================      =================
     Cash paid for income taxes                                                          $         -           $  2,435,000
                                                                                      =================      =================
Non-cash investing activity:
     Tax benefit on stock option exercises included in prepaid taxes                     $    36,000           $          -
                                                                                      =================      =================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        SENSYTECH, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITIES:

        Sensytech, Inc. and subsidiary (the "Company") primarily defines, designs, develops and manufactures systems and equipment for integrated passive surveillance systems, electronic countermeasures, and simulator systems for military and commercial customers.

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

        The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.

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

RESEARCH AND DEVELOPMENT:

        Internally funded research and development costs are included in general and administrative expenses in the consolidated income statements. The amount of internally funded research and development costs expensed during 2001 and 2000 was $892,000 and $932,000, respectively.

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

OPERATING CYCLE:

        In accordance with industry practice, the Company classifies as current assets amounts relating to long-term contracts which may have terms extending beyond one year but are expected to be realized during the normal operating cycle of the Company. The liabilities in the accompanying balance sheets which have been classified as current liabilities are those expected to be satisfied by the use of assets classified as current assets. At September 30, 2001, substantially all contracts in progress are expected to be completed within the next 12 months. Therefore, substantially all current assets and current liabilities as of this date are expected to be turned over in the next 12 months.

EARNINGS PER SHARE:

        Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during each period. The following summary is presented for the years ended:

                                                              SEPTEMBER 30,
                                                              ------------
                                                          2001            2000
                                                          ----            ----

Net income                                            $1,224,000       $1,666,000
Weighted average shares outstanding - basic            3,985,000        3,997,000
Basic earnings per share                              $      .31       $      .42
Effect of dilutive securities:
Net shares issuable upon exercise of stock options        42,000          148,000
                                                      ----------        ---------
Weighted average shares outstanding - diluted          4,027,000        4,145,000
Diluted earnings per share                            $      .30       $      .40

RECLASSIFICATIONS:

        Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

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

The acquired NOLs and tax credits are limited as to use under the Internal Revenue Code. A portion of the NOLs were reserved through a recording of a valuation reserve at the acquisition date. To the extent that the remaining reserved NOLs were realized, the corresponding tax benefit was first used to reduce goodwill to zero and thereafter to reduce any provision for income taxes.

        The Company recorded goodwill of $802,000 in connection with the acquisition. During fiscal year 1999, goodwill was reduced by $629,000 for the utilization of acquired net operating loss carryforwards (NOLs), the gain on the sale of the Michigan facility (Note 8) and the reversal of certain estimated liabilities recorded in connection with the Acquisition. During fiscal year 2000 goodwill was further reduced by $125,000 for the utilization of acquired NOLs and reversal of the valuation allowance on the acquired NOLs.

NOTE 3 - UNBILLED CONTRACT COSTS, NET

        The status of accumulated costs incurred plus estimated earnings, net of contractual payments, and government progress billings at September 30, 2001 and 2000 were as follows:



                                                      SEPTEMBER 30,
                                                      -------------
                                                  2001             2000
                                                  ----             ----
Accumulated costs incurred and
   estimated earnings on uncompleted
   contracts                                   $3,418,000       $3,774,000

Progress billings and advances on
   uncompleted contracts                               --         (634,000)
                                               ----------       ----------
Total                                          $3,418,000       $3,140,000
                                               ==========       ==========

         The above amounts are included in the balance sheet at September 30, 2001 and 2000 as follows:

                                                  2001             2000
                                                  ----             ----
Costs and estimated earnings in excess
   of billings (unbilled contract costs) on
   uncompleted contracts                       $3,563,000       $3,625,000

Billings in excess of costs and estimated
   earnings on uncompleted contracts             (145,000)        (485,000)
                                               ----------       ----------
Total                                          $3,418,000       $3,140,000
                                               ==========       ==========

        Unbilled costs and accrued profit on contracts in progress comprise principally amounts of revenue recognized on contracts for which billings had not been presented to the customer because the amounts were not billable at the balance sheet date. It is anticipated such unbilled amounts receivable at September 30, 2001 will be billed over the next 270 days as products and/or services are delivered. Retainages, which approximate $131,000 at September

30, 2001, will be billed and collected as contracts are finalized with the customer. At September 30, 2001 and 2000, there are no significant unrecovered costs or estimated profits subject to future negotiation.

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

NOTE 4 - PROPERTY AND EQUIPMENT

        Property and equipment are summarized as follows at September 30:


                                                      SEPTEMBER 30,
                                                      -------------
                                                 2001              2000
                                                 ----              ----
Furniture and fixtures                       $   137,000       $   130,000
Machinery and equipment                        3,665,000         3,550,000
Leasehold improvements                           963,000           795,000
Equipment capitalized under capital
  leases                                         143,000           143,000
                                             -----------       ------------
      Subtotal                                 4,908,000         4,618,000
Less accumulated depreciation
  and amortization                            (3,479,000)       (2,991,000)
                                             -----------       -----------

Total                                        $ 1,429,000       $ 1,627,000
                                             ===========       ===========

        Depreciation and amortization expense was approximately $488,000 and $560,000 for the years ended September 30, 2001 and 2000, respectively.

NOTE 5 - NOTE PAYABLE - LINE OF CREDIT

         Effective February 28, 2001, the Company renewed its line of credit and related note payable with its bank. The agreement expires February 28, 2002, and provides a maximum available line of credit of $5,000,000. However, the total borrowing base generally cannot exceed the sum of 90% of qualified government accounts receivable and 80% of qualified non-government accounts receivable.

        The bank agreement establishes the interest rate at the LIBOR rate plus 225 to 275 basis points, determined by the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. All borrowings under the line of credit and the performance of the Company's obligations under the line of credit agreement are collateralized by the Company's accounts receivable, equipment, contracts, and general intangibles. The agreement also contains various covenants as to dividend restrictions, working capital, tangible net worth, earnings and debt-to-equity ratios. At

September 30, 2001 and 2000, no amounts were outstanding. Unused commitment fees of one quarter of one percent per annum are required.

NOTE 6 - DEFERRED COMPENSATION

        The Company had a Non-Qualified Deferred Compensation Plan whereby certain employees may defer compensation with such deferrals taking the status of a general obligation of the Company. The balance bears interest at prime plus one-half percent. Benefits under this plan were paid in full during 2000.

        At September 30, 2001, accrued severance pay relates to amounts payable to a former officer of the Company. Such amounts are payable monthly through May 2002.

NOTE 7 - EMPLOYEE BENEFIT PLANS

        At September 30, 2001, the Company's sole qualified deferred compensation plan ("the Plan") consisted of two components. The Plan is comprised of a 401(k) plan and a profit sharing plan. In June of 1998, the Plan was amended to allow for self-direction investments of profit sharing contributions.

        To participate in the Plan, eligible employees must have attained 21 years of age. Eligible employees may elect to participate in the Company's 401(k) plan on January 1 and July 1. In 2001 and 2000, the Company matched 50% of the first six percent of employee contributions, which match amounted to $131,000 in 2001 and $132,000 in 2000.

        The total number of Company shares allocated to participants under the profit sharing plan at September 30, 2001 and 2000 were 387,801 and 408,612, respectively.

NOTE 8 - LEASE COMMITMENTS

        On September 2, 1998, the Company entered into a sales agreement for a property held for sale in Michigan. The Company sold their Michigan facility on December 1, 1998. The Company entered into a five-year lease for a portion of the facility with the new owner. The Company, effective June 30, 1999, also signed a non-cancelable 15-year lease with a third party for the real estate at its principal location in Virginia.

        The Company also leases various equipment under non-cancelable operating leases.

        Rent expense for the years ended September 30, 2001 and 2000 was $879,000 and $897,000, respectively. At September 30, 2001, minimum rental payments under operating leases for facilities and equipment are as follows:

        2002                         $  798,000
        2003                            805,000
        2004                            613,000
        2005                            498,000
        2006                            501,000
        Remainder                     4,595,000
                                     ----------
        Total                        $7,810,000
                                     ==========

        The Company sub-leases to a third party a portion of its facility at its principal location in Virginia. Sub-lease income for the years ended September 30, 2001 and 2000 was $112,000 and $29,000, respectively. At September 30, 2001, minimum rentals to be received under the sub-lease through the expiration of the lease in fiscal year 2003 are $187,000.

NOTE 9 - STOCK OPTIONS

        The Company has an Incentive Stock Option Plan established in 1983 ("1983 Plan"), and a Long-Term Incentive Plan and a Non-Employee Director
Stock Option Plan established in 1995 (collectively the "1995 Plans"). The Long-Term Incentive Plan provides for the granting of options, restricted stock and/or performance awards to key employees and the Non-Employee Director Stock Option Plan provides for the granting of options to outside members of the Board of Directors to purchase common stock of the Company at the fair market value at the date of the grant. There were 138,500 exercisable options outstanding at September 30, 2001 under the Long-Term Incentive Plan. There are no exercisable options or stock appreciation rights outstanding under the 1983 Plan at September 30, 2001. The Non-Employee Director Stock Option Plan was amended to prohibit future granting of options.

        The Company also has a 1991 Stock Option Plan, the ("1991 Plan") and a 1996 Stock Option Plan, the ("1996 Plan"). The 1991 Plan and the 1996 Plan each have 25,800 exercisable options that are outstanding at September 30, 2001.

        Options under all of the aforementioned Plans generally vest over a one to five year period and expire after 10 years.

        Stock option activity is summarized as follows:






                                                      1995        WEIGHTED AVERAGE
                                                      PLANS        EXERCISE PRICE
                                                      -----        --------------
                 Balance at Sept. 30, 1999            351,700           $ 3.02
                    Exercised                          (8,000)            2.91
                    Granted                            30,500             4.58
                    Expired                                --               --
                    Forfeited                        (158,200)            3.15
                                                    ----------            ----
                 Balance at Sept. 30, 2000            216,000             3.15
                    Exercised                         (13,700)            2.91
                    Granted                           223,000             4.18
                    Expired                                --               --
                    Forfeited                          (8,400)            4.03
                                                    ----------            ----
                 Balance at Sept. 30, 2001            416,900           $ 3.74




                                                                                 WEIGHTED
                                       1991  WEIGHTED AVERAGE     1996             AVERAGE
                                       PLAN   EXERCISE PRICE      PLAN         EXERCISE PRICE
                                       ----   --------------      ----         --------------
     Balance at Sept. 30, 1999       25,800      $ 0.75           41,280           $ 3.37
        Exercised                        --          --          (15,480)            3.37
        Granted                          --          --               --               --
        Expired                          --          --               --               --
        Forfeited                        --          --               --               --
                                   --------       -----           ------          -------
     Balance at Sept. 30, 2000       25,800        0.75           25,800             3.37
        Exercised                        --          --               --               --
        Granted                          --          --               --               --
        Expired                          --          --               --               --
        Forfeited                        --          --               --               --
                                   --------       -----           ------          -------
     Balance at Sept. 30, 2001       25,800      $ 0.75           25,800           $ 3.37
     Exercisable at Sept. 30, 2001   25,800      $ 0.75           25,800           $ 3.37

        Total shares of common stock reserved pursuant to the aforementioned plans and the non-qualified options are 471,500.

        The weighted average grant date fair value of options granted for the 1995 Plans during 2001 was $4.18 and during 2000 was $4.58. Total shares exercisable at September 30, 2001 and 2000 were 83,900 and 57,600 with a weighted average exercise price of $3.17 and $2.47, respectively.

        During 2001, 40,000 options were exercised under a non-qualified stock option plan. At September 30, 2001, 3,000 options were outstanding and exercisable. The weighted average exercise price was $2.25 per share.

        The Black-Scholes model was used to estimate the fair value of the options. Significant assumptions include a risk-free interest rate of 3.5%, a volatility rate of 65.4%, and an expected life equal to the term of the options.

        The following summarizes information about stock options outstanding at September 30, 2001:



                              2001
                             NUMBER            RANGE OF         WEIGHTED AVERAGE
                          OUTSTANDING      EXERCISES PRICES      REMAINING LIFE
                          -----------      ----------------      --------------
 Non-Qualified Plan            3,000       $2.25                   5.2 years
 1991 Option Plan             25,800       $0.75                    .3 years
 1995 Option Plan            162,900       $2.25 to $3.25          6.9 years
 1995 Option Plan            251,000       $3.50 to $5.25          9.5 years
 1995 Option Plan              3,000       $5.88                   8.0 years
 1996 Option Plan             25,800       $3.37                   5.2 years
                           ---------       --------------         ----------
                             471,500       $0.75 to $5.88          7.8 years
                           ==========      ==============         ==========

        The Company continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation expense for the Company's five stock-based compensation plans been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended September 30, 2001 and 2000:

                                                                   DILUTED
                                           BASIC EARNINGS          EARNINGS
                       NET INCOME            PER SHARE            PER SHARE
                       ----------            ---------            ---------
2001:
As reported             $1,224,000              $.31                $.30
Pro forma               $1,104,000              $.28                $.27

2000:
As reported             $1,666,000              $.42                $.40
Pro forma               $1,571,000              $.39                $.38

NOTE 10 - STOCK PURCHASE PLAN AND UNEARNED COMPENSATION

        The Company reserved 100,000 shares of common stock for sale to eligible employees through payroll deductions over six month periods pursuant to the 1983 Employee Stock Purchase Plan (the "Purchase Plan"). The purchase price is the lower of 90% of the fair market value of the stock on the first or last day of the purchase period. Under the Purchase Plan, 9,927 were issued in 2000, at an average price of $4.13. At September 30, 2000, there were 40,272 shares available for future purchase. This plan was inactive during the year ended September 30, 2001.

        The Company adopted an incentive compensation plan that provides for a portion of the annual award to be paid in the form of stock of the Company subject to vesting requirements. In 2000, 46,292 shares were issued at a weighted average fair market value of $3.63 per share. These shares will be issued upon the completion of the vesting period. Unearned stock-based compensation consists of the remaining unamortized portion of such stock award. The Company amortized $50,000 and $139,000 in 2001 and 2000, respectively.

NOTE 11 - TREASURY STOCK

        During 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in May 2000. That program authorizes the Company to purchase up to 500,000 common shares from time to time on the open market. The Company purchased 53,245 shares and 72,000 shares during the years ended September 30, 2001 and 2000, respectively, at an aggregate cost of $240,000 in 2001 and $285,000 in 2000. The purpose of the stock repurchase is to help the Company achieve its goal of enhancing stockholder value.

NOTE 12 - INCOME TAXES

        The income tax provision for the years ended September 30, 2001 and 2000 consisted of the following:

                                                   SEPTEMBER 30,
                                               2001            2000
                                               ----            ----
            CURRENT:
               Federal                     $   455,000      $  831,000
               State                            84,000         184,000
            DEFERRED:
               Federal                         202,000           6,000
               State                            38,000           5,000
                                           -----------      ----------

                                           $   779,000      $1,026,000
                                           ===========      ==========

        The Company's deferred tax assets are as follows:

                                               2001            2000
                                               ----            ----
               Federal                     $   590,000      $  796,000
               State                            55,000          89,000
                                           -----------      ----------

               Total                       $   645,000      $  885,000
                                           ===========      ==========

        Deferred tax assets consist of the following:

                                                  SEPTEMBER 30,
                                                  ------------
                                               2001          2000
                                               ----          ----
      Accrued vacation                    $  121,000     $    95,000
      Accrued severance                      110,000         269,000
      Net operating losses and tax
          credits                            294,000         323,000
      Uncollectible accounts                  76,000          82,000
      Other, net                              44,000         116,000
                                          ----------      ----------
                                          $  645,000      $  885,000
                                          ==========      ==========

        The provision for income taxes from income from operations in 2001 and 2000 varied from the U.S. statutory rate for the following reasons:



                                               2001          2000
                                               ----          ----
      Federal statutory rate                   34.0%         34.0%
      State income taxes, net of federal
          tax benefit                           4.0           4.6
      Change in valuation allowance              --          (7.2)
      Prior year items                           --           6.2
      Other, net                                 .9            .5
                                             ------        ------
                                               38.9%         38.1%
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

        During 2000, the Company reduced the valuation allowance by $320,000. The reduction in the valuation allowance resulted from changes in the uncertainties surrounding the Company's ability to generate future taxable income based on the Company's sustained profitability in 2000 and 1999 and future projections of taxable income.

        The change in the valuation allowance in 2000 of $125,000 was used to reduce goodwill to zero. The remaining change in the valuation allowance in 2000 of $195,000 served to reduce income tax expense.

NOTE 13 - CONCENTRATIONS OF CREDIT AND OTHER BUSINESS RISK

        As of September 30, 2001 and 2000, the Company had funds on deposit in excess of the federally insured amount with a bank. Approximately 90% of the Company's revenues are generated from contracts with U.S. Government agencies or U.S. Government contractors. During the years ended September 30, 2001 and 2000, the Company recorded revenues from three significant contracts. For 2001 and 2000, those contracts include the U.S. Navy Integrated Electronic Warfare Systems (AIEWS) subcontract from Lockheed Martin Corporation, the U.S. Navy AN/BLQ-10 (V)1 and (V)2 contract, and the U.S. Navy Bobcat Systems contract. Revenues from these contracts amounted to 38%, 13%, and 5% of fiscal year 2001 total revenue and 25%, 8%, and 15% of fiscal year 2000 total revenue, respectively.

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

NOTE 14 - NEW ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," in June 2001. SFAS No. 141 requires all business combinations completed after June 30, 2001, be accounted for under the purchase method. Management does not expect the implementation of these new pronouncements to have a significant impact on the Company's financial position or its results of operation.

        The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," on August 15, 2001, and SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," on October 4, 2001. These pronouncements will be adopted in 2002, and management of the Company does not expect the implementation of these new pronouncements to materially impact the Company's financial position or its results of operations.

NOTE 15 - SEGMENTS INFORMATION

        The Company operates in the passive surveillance and countermeasures market for domestic and international clients. The Company's systems are globally applicable to the defense markets and their allied information agencies for land, air, and sea-based applications. The Company believes that its passive surveillance and countermeasures products and services are among the best in the world. The Company's goal is to provide its customers with total system surveillance solutions across the electromagnetic spectrum, using products manufactured by it and by others. The Company is customer-focused by providing tailored solution-based systems as follows:

- Electronic Warfare (EW) Group designs, develops, and supports products which intercept, analyze, classify, identify, localize and track microwave signals from radars and weapons. The Company's Electronic Support Measure (ESM) systems are used on military platforms, such as ships, submarines, patrol aircraft, and at ground installations, to intercept, analyze and identify radar/weapon signals. Where the client desires to obtain electronic countermeasures for these potential threats, the Electronic Warfare Group provides integrated Electronic Countermeasures (ECM) systems for both tactical and training scenarios.

- Communication (Comms) Group designs, develops, and supports products which intercept signals, analyze the on-line communication, and identify and localize the involved parties. These systems are generally employed in aircraft, ships and ground installations to intercept transmissions occurring over established communications networks.

- Imaging Group designs, develops, and supports products for multispectral, infrared, and light imaging systems which are employed on land and on aircraft for the remote sensing of damage assessment, environmental pollution, facility inspection, utility monitoring, and situation awareness.

        All three business segments offer applicable system engineering services which provide concept studies, system definition and services to aid in specification of customer requirements. These activities are performed for either present or prospective customers and are principally undertaken to assist the customer in the procurement of major integrated passive surveillance systems and where applicable, active electronic countermeasures.

        Manufacturing of the Communications Group and Electronic Warfare Group systems is accomplished from the Newington facility. The Imaging Group products are manufactured in the Ann Arbor, Michigan, facility.

        The Company does not have a significant amount of inter-segment revenue and evaluates segment performance based upon revenue and income from operations by group. The combined segments income from operations equals the income from operations as reported in the Consolidated Income Statements of the Company. The Company does not allocate interest, other income and expenses or income taxes to the three segments and does not produce separate balance sheet information for each segment. The revenue and income from operations by segment for the years ended September 30, 2001 and 2000 are as follows:

                                                   SEPTEMBER 30,
                                                   ------------
                                               2001             2000
                                               ----             ----
       Revenue:
          EW                                 $11,342,000      $16,333,000
          Comms                                3,640,000        4,491,000
          Imaging                              1,409,000        1,882,000
                                             -----------      -----------
          Total                              $16,391,000      $22,706,000
                                             ===========      ===========

       Income (Loss) From Operations:
          EW                                 $   949,000      $ 2,167,000
          Comms                                  611,000          667,000
          Imaging                                186,000         (297,000)
                                             -----------      -----------
          Total                              $ 1,746,000      $ 2,537,000
                                             ===========      ===========

NOTE 16 - SUBSEQUENT EVENTS

        On October 3, 2001, the Company purchased certain assets used in the California operations of FEL Corporation for $400,000. The Company also assumed five executory contracts pertaining to the operating leases of real and personal property, and hired all eleven employees who were employed by FEL.

        The Company will account for this transaction using the purchase method of accounting.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SENSYTECH, INC.
                                      (Registrant)

                                    By:  /s/ S. Kent Rockwell
                                    -------------------------
                                    S. Kent Rockwell
                                    Chairman of the Board of Directors, Chief
                                    Executive Officer, and President

Date:  December 21, 2001

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                    Title
---------                                    -----
/s/ S. Kent Rockwell                         Director and Chief Executive Officer
------------------------------
S. Kent Rockwell
Date:  December 21, 2001

/s/ Donald F. Fultz                          Vice President and Chief Financial Officer
------------------------------               (Principal Financial & Accounting Officer)
Donald F. Fultz
Date:  December 21, 2001

/s/ S. R. Perrino                            Director
------------------------------
S. R. Perrino
Date:  December 21, 2001

/s/ Charles W. Bernard                       Director
------------------------------
Charles W. Bernard
Date:  December 21, 2001

/s/ Philip H. Power                          Director
------------------------------
Philip H. Power
Date:  December 21, 2001

/s/ John D. Sanders                          Director
------------------------------
John D. Sanders
Date:  December 21, 2001

/s/ John Irvin                               Director
------------------------------
John Irvin
Date:   December 21, 2001