Form 10QSB
period 2001-12-31
SENSYTECH INC
filed 2002-02-14
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

Mark One

[X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2001

or

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                                to

Commission File Number 000-08193

SENSYTECH, INC.

(Name of Small Business Issuer in its charter)

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

Yes      x        No

     As of February 5, 2002, there were 4,037,978 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes              No      x

SENSYTECH, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Pages
Condensed Consolidated Balance Sheets at
December 31, 2001 and September 30, 2001	3-4

Condensed Consolidated Statements of Income for the
Three Months Ended December 31, 2001 and December 31, 2000	5

Condensed Consolidated Statements of Cash Flows for the
Three Months Ended December 31, 2001 and December 31, 2000	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Results of
Operations and Financial Condition	9-12

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	12

Signatures	13

SENSYTECH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	September 30,
	2001	2001

	(Unaudited)	*
CURRENT ASSETS
Cash and cash equivalents	$4,450,000	$4,362,000
Accounts receivable, net of allowance for doubtful
accounts of $200,000	3,830,000	3,091,000
Unbilled contract costs, net	4,213,000	3,563,000
Refundable income taxes	160,000	392,000
Inventories	1,180,000	30,000
Deferred income taxes	313,000	341,000
Other current assets	84,000	139,000

TOTAL CURRENT ASSETS	14,230,000	11,918,000
PROPERTY AND EQUIPMENT	1,753,000	1,429,000
OTHER ASSETS
Deferred income taxes	304,000	304,000
Other assets	133,000	115,000

TOTAL ASSETS	$16,420,000	$13,766,000

*The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS, continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	September 30,
	2001	2001

	(Unaudited)	*
CURRENT LIABILITIES
Accounts payable	$579,000	$450,000
Accrued salaries, benefits, and related expenses	721,000	822,000
Accrued severance pay	238,000	290,000
Other accrued expenses	177,000	73,000
Billings in excess of costs	2,245,000	145,000

TOTAL CURRENT LIABILITIES	3,960,000	1,780,000
STOCKHOLDERS’ EQUITY
Common stock	41,000	41,000
Additional paid-in capital	7,543,000	7,482,000
Treasury stock, at cost	(525,000)	(525,000)
Retained earnings	5,401,000	4,988,000

	12,460,000	11,986,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,420,000	$13,766,000

*The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31,

	2001	2000

	(Unaudited)	(Unaudited)
REVENUE
Contract revenue	$4,409,000	$4,265,000

COSTS AND EXPENSES
Cost of revenues	2,993,000	3,270,000
General and administrative expenses	772,000	526,000

Total costs and expenses	3,765,000	3,796,000

INCOME FROM OPERATIONS	644,000	469,000
OTHER INCOME
Interest income, net	18,000	15,000
Other income, net	26,000	28,000

INCOME BEFORE INCOME TAXES	688,000	512,000
INCOME TAX PROVISION	(275,000)	(205,000)

NET INCOME	$413,000	$307,000

PER SHARE AMOUNTS (Note 2)
Basic earnings per share	$0.10	$0.08

Diluted earnings per share	$0.10	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2001	2000

	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$489,000	$807,000

Cash flows from investing activities:
Equipment acquired from FEL Corporation	$(400,000)	$—
Net acquisitions of property and equipment	(47,000)	(81,000)

Net cash (used in) investing activities	$(447,000)	$(81,000)

Cash flows from financing activities:
Payments on purchase of treasury stock	$—	$(5,000)
Principal payments on capital lease obligations	—	(12,000)
Proceeds of stock option exercises	46,000	36,000

Net cash provided by financing activities	46,000	19,000

Net increase in cash and cash equivalents	88,000	745,000
Cash and cash equivalents, beginning of period	4,362,000	1,512,000

Cash and cash equivalents, end of period	$4,450,000	$2,257,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,000	$—

Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended December 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to Sensytech, Inc.’s Annual Report on Form 10-KSB for the year ended September 30, 2001.

2.	INVENTORIES

Inventories consist of the following:

	December 31,
	2001	2000
Raw materials	$295,000	$—
Component parts, work in process	775,000	—
Finished component parts	110,000	30,000

	$1,180,000	$30,000

3.	EARNINGS PER SHARE

The computation of net earnings per share is based on the weighted average number of shares of common stock outstanding during the periods presented. The weighted average number of shares used in the basic earnings per share calculation were 3,966,980 and 3,955,122 for the three-month periods ended December 31, 2001 and 2000, respectively. The weighted average number of shares used in the diluted earnings per share calculation were 4,056,808 and 4,035,402 for the three-month periods ended December 31, 2001 and 2000, respectively.

	December 31,

	2001	2000

Net income	$413,000	$307,000

Weighted average shares outstanding — basic	3,966,980	3,955,122
Effect of dilutive securities:
Shares issuable upon exercise of stock options	89,828	80,280

Weighted average shares outstanding — diluted	4,056,808	4,035,402
Basic earnings per share	$.10	$.08
Diluted earnings per share	$.10	$.08

4.	SUBSEQUENT EVENTS

On February 1, 2002, the Company acquired additional assets of FEL Corporation (FEL) for $1,850,000. The Company assumed no leases, but negotiated a lease for certain of its existing facilities.

The Company will continue performance of contracts for the production of the AN/SLQ-25A Surface Ship Torpedo Defense System, AN/SRQ-4 Shipboard Radio Terminal for the LAMPS System, MK-65 Quickstrike Mine, and selected other contracts previously performed by FEL.

The Company will account for this transaction using the Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets."

5.	SEGMENT REPORTING

The Company operates in the passive surveillance and countermeasures market for domestic and international clients. The Company’s systems are globally applicable to the defense markets and their allied information agencies for land, air, and sea-based applications. The Company is customer-focused by providing tailored solution-based systems as follows:

•	Electronic Warfare (EW) Group designs, develops, and supports products which intercept, analyze, classify, identify, localize and track microwave signals from radars and weapons. The Company’s Electronic Support Measure (ESM) systems are used on military platforms, such as ships, submarines, patrol aircraft, and ground installations, to intercept, analyze and identify radar/weapon signals. Where the client desires to obtain electronic countermeasures for these potential threats, the Electronic Warfare Group provides integrated Electronic Countermeasures (ECM) systems for both tactical and training scenarios.

•	Communication (Comms) Group designs, develops, and supports products which intercept signals, analyze the on-line communication, and identify and localize the involved parties. These systems are generally employed in aircraft, ships and ground installations to intercept transmissions occurring over established communications networks.

•	Imaging Group designs, develops, and supports products for multispectral, infrared, and light imaging systems which are employed on land and on aircraft for the remote sensing of damage assessment, environmental pollution, facility inspection, utility monitoring, and situation awareness.

The Company does not have a significant amount of inter-segment revenue and evaluates segment performance based upon revenue and income from operations by group. The combined segments income from operations equals the income from operations as reported in the Consolidated Statements of Income of the Company. The Company does not allocate interest, other income and expenses or income taxes to the three segments and does not produce separate balance sheet information for each segment. The revenue and income from operations by segment for the three months ended December 31, 2001 and 2000 are as follows:

	December 31,
	2001	2000
Revenue:
EW	$1,617,000	$2,899,000
Comms	1,779,000	1,166,000
Imaging	1,013,000	200,000

Total	$4,409,000	$4,265,000

Income (Loss) From Operations:
EW	$46,000	$234,000
Comms	421,000	286,000
Imaging	177,000	(51,000)

Total	$644,000	$469,000

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes.

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

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Inventories consist of component parts work in process, raw materials, and finished component parts which are held for use in current and future anticipated contracts. The production of these components is expected to reduce the lead time for certain contract deliverables.

Revenue Recognition

Revenue is primarily recognized on the percentage of completion basis. The Company closely monitors contract performance and cost on a monthly cycle, and feels that its estimation processes are appropriate. The Company accrues revenues using the percentage of completion method, based on the ratio of costs incurred to date over total anticipated costs. Management believes that this is an accurate measure of the percentage completed on its contracts. Program estimates of costs to complete are processed and reviewed on a monthly basis. The Company currently has no contracts for which it has not recorded any anticipated losses.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Some of the most significant estimates used in preparing the financial statements relate to contract accounting, collectability of accounts receivable and accrued expenses.

Research and Development

Internally funded research and development costs are included in general and administrative expenses in the consolidated income statements. The Company’s applied research and development in the current quarter focused on advanced scanning capabilities, an upgrade to a digital receiver and upgraded pulse analyzer; all are expected to assist in anticipated future contracts. The amount of internally funded research and development costs expensed during the three month periods ended December 31, 2001 and 2000 are $340,000 and $81,000, respectively.

Results of Operations

Revenue for the three months ended December 31, 2001, was $4,409,000 compared to $4,265,000 for the three months ended December 31, 2000, resulting in a $144,000 or 3.4% increase. The increase was primarily due to new contract awards in the Communications Group and Imaging Group which offset the reduction in revenue experienced in the Electronic Warfare Group. The Electronic Warfare Group substantially completed the AIEWS subcontract from Lockheed Martin in support of the U.S. Navy. This subcontract generated approximately 32% of the fiscal year 2001 revenue compared to approximately 4% of the fiscal year 2002 revenue for the three months ended December 31, 2001.

The total amount of negotiated backlog, including both unfilled firm orders for the Company’s products for which funding had been authorized and appropriated by the customer, and firm orders for which funding had not been appropriated as of December 31, 2001 and 2000, was $8,020,000 and $6,658,747, respectively. This increase is the result of recent contract awards. The majority of the authorized and appropriated unfilled orders at December 31, 2001 are expected to be completed within a year. Since December 31, 2001, the Company has received contracts totaling $2,700,000.

Cost of revenue, as a percentage of revenue, decreased from 76.7% for the three months ended December 31, 2000 to 67.9% for the three months ended December 31, 2001. The decrease resulted from new international and domestic contracts awarded over the last three to six months which generated higher margins than the contracts performed during the same period last year.

For the three months ended December 31, 2001, general and administrative expenses increased from $526,000 to $772,000 or a 46.7% increase. The increase is due primarily to the increase in internal research and development costs of $259,000.

Net interest income was $18,000 for the three months ended December 31, 2001 compared to $15,000 for the three months ended December 31, 2000. The change was due to higher daily invested balances, however, the average rate of return for the three month period decreased from 6.08% to 2.06%. Net other income was $26,000 for the three-month period ending December 31, 2001, a decrease of $2,000 for the same period last year.

Income tax expense consists of federal and state income tax. The Company’s effective tax rate was 40% for the three-month periods ended December 31, 2001 and 2000. The rate varied from the statutory rate primarily due to state taxes.

Net income for the three months ended December 31, 2001, increased to $413,000, compared to net income of $307,000 for the three months ended December 31, 2000. The increase of $106,000 was the result of the items discussed above.

Liquidity and Sources of Capital

Cash flows provided by operating activities were $489,000 for the three months ended December 31, 2001, compared to cash flows provided by operating activities of $807,000 for the three months ended December 31, 2000. The decrease is due primarily to an increase in inventory of $1,150,000, and an increase in billed and unbilled receivables of $1,389,000 offset by net contract prepayments of $2,100,000 for the three months ended December 31, 2001.

Cash flows used in investing activities were $447,000 and $81,000 for the three months ended December 31, 2001 and 2000, respectively. During the current quarter, the Company acquired property and equipment used in the California operations of FEL Corporation for $400,000. The remaining expenditures of $47,000 were related to the acquisition of other property and equipment. The Company acquired additional assets of FEL Corporation for $1,850,000 in February 2002. The Company paid for these acquisitions using cash generated from operations. The Company anticipates that it will continue to incur capital expenditures at approximately $50,000 per quarter through the end of the fourth quarter of fiscal year 2002.

Net cash provided by financing activities was $46,000 and $19,000 for the three months ended December 31, 2001 and 2000, respectively. The 2001 and 2000 activities were principally the result of the proceeds of stock option exercises offset by the payment of capital lease obligations. The Company’s existing $5,000,000 line of credit and related note payable with its bank expires on February 28, 2002. At December 31, 2001, the Company was in compliance with the covenants contained in the line of credit agreement. The Company issued standby letters of credit amounting to $2,936,000 as of December 31, 2001. Letters of credit are issued to international customers as collateral primarily for advance payments made by the customer pending final delivery of a product or service. The outstanding letters of credit are treated as funded debt and applied against the line of credit availability. There were no other amounts outstanding as of December 31, 2001. The Company is currently renegotiating to extend its line of credit for an additional twelve months, and to increase the line to $10,000,000 to accommodate the standby letters of credit for anticipated international contracts. However, no assurance can presently be made that it will obtain such financing, or if obtained, the terms of such financing.

The Company has commitments under noncancelable operating leases with unrelated third parties for its office and production equipment and facilities with the following scheduled payments as of December 31, 2001: remainder of 2002, $598,000; 2003, $805,000; 2004, $613,000; 2005, $498,000; 2006, $501,000; and thereafter, $4,595,000.

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

SENSYTECH, INC.

February 14, 2002	By: /s/ S. Kent Rockwell S. Kent Rockwell Chairman, Chief Executive Officer & President

By: /s/ Donald F. Fultz Donald F. Fultz Vice President, Treasurer, & Chief Financial Officer