Form 10QSB
period 2002-03-31
SENSYTECH INC
filed 2002-05-15
CIK 26537

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    ---------

                                   FORM 10-QSB

Mark One

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For Quarterly Period Ended March 31, 2002

                                       or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from _______________ to ________________

Commission File Number 000-08193


                                 SENSYTECH, INC.
                        -------------------------------
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

                             Yes   X          No
                                 -----           ------

       As of May 13, 2002, there were 4,056,478 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

       Transitional Small Business Disclosure Format (check one):


                             Yes              No   X
                                 -----           ------

                        SENSYTECH, INC. AND SUBSIDIARIES

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
------
                                                                            Pages
                                                                            -----
Condensed Consolidated Balance Sheets at
     March 31, 2002 and September 30, 2001.............................      3-4

Condensed Consolidated Statements of Income for the
     Three Months Ended March 31, 2002 and March 31, 2001,
     And Six Months Ended March 31, 2002 and March 31, 2001...........       5-6

Condensed Consolidated Statements of Cash Flows for the
     Six Months Ended March 31, 2002 and March 31, 2001...............         7

Notes to Condensed Consolidated Financial Statements...................      8-12


Item 2.    Management's Discussion and Analysis of Results of
------     Operations and Financial Condition..........................     12-16


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings...........................................       17
-------

Item 4.    Submission of Matters to a Vote of Security Holders.........       17
-------

Item 6.    Exhibits and Reports on Form 8-K............................       17
-------

Signatures ............................................................       18

                         SENSYTECH, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      March 31,              September 30,
                                                                        2002                    2001
                                                                   --------------           ---------------
                                                                     (Unaudited)                  *

 CURRENT ASSETS
   Cash and cash equivalents                                       $ 1,790,000              $ 4,362,000
   Accounts receivable, net of allowance for doubtful
     accounts of $200,000 at March 31, 2002 and
     September 30, 2001                                              3,911,000                3,091,000
   Unbilled contract costs, net                                      6,473,000                3,563,000
   Inventories (Note 2)                                              2,529,000                   30,000
   Deferred income taxes                                               303,000                  341,000
   Prepaid income taxes                                                      -                  392,000
   Other current assets                                                449,000                  139,000
                                                                   -----------              -----------

         TOTAL CURRENT ASSETS                                       15,455,000               11,918,000

 PROPERTY AND EQUIPMENT                                              2,983,000                1,429,000

 OTHER ASSETS
   Deferred income taxes                                               304,000                  304,000
   Intangibles                                                         200,000                        -
   Other assets                                                         74,000                  115,000
                                                                   -----------              -----------
         TOTAL ASSETS                                              $19,016,000              $13,766,000
                                                                   ===========              ===========

* The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  March 31,               September 30,
                                                                    2002                       2001
                                                                --------------            -------------
                                                                 (Unaudited)                    *
 CURRENT LIABILITIES
  Accounts payable                                              $  1,845,000               $    450,000
  Accrued salaries, benefits, and related expenses                 1,517,000                    822,000
  Accrued severance pay                                               34,000                    290,000
  Other accrued expenses                                             403,000                     73,000
  Income taxes payable                                                79,000                          -
  Billings in excess of costs                                      2,126,000                    145,000
                                                                ------------               ------------

        TOTAL CURRENT LIABILITIES                                  6,004,000                  1,780,000

STOCKHOLDERS' EQUITY
  Common stock                                                        41,000                     41,000
  Additional paid-in capital                                       7,581,000                  7,482,000
  Treasury stock, at cost                                           (525,000)                  (525,000)
  Retained earnings                                                5,915,000                  4,988,000
                                                                ------------               ------------
                                                                  13,012,000                 11,986,000
                                                                ------------               ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 19,016,000               $ 13,766,000
                                                                ============               ============

* The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                              Three Months Ended
                                                                   March 31,
                                                        2002                       2001
                                                    ------------              --------------
                                                    (Unaudited)                (Unaudited)
 REVENUE
   Contract revenue                                 $ 7,069,000               $ 4,188,000
                                                    -----------               -----------
 COSTS AND EXPENSES
   Cost of revenues                                   5,176,000                 3,133,000
   General and administrative expenses                1,062,000                   832,000
                                                    -----------               -----------

      Total costs and expenses                        6,238,000                 3,965,000
                                                    -----------               -----------
 INCOME FROM OPERATIONS                                 831,000                   223,000

 OTHER INCOME
    Other income, net                                    11,000                    38,000
    Interest income, net                                 30,000                    46,000
                                                    -----------               -----------

 INCOME BEFORE INCOME TAXES                             872,000                   307,000

 INCOME TAX PROVISION                                  (358,000)                 (131,000)
                                                    -----------               -----------


 NET INCOME                                         $   514,000               $   176,000
                                                    ===========               ===========
 PER SHARE AMOUNTS (Note 3)
   Basic earnings per share                         $      0.13               $      0.04
                                                    ===========               ===========
   Diluted earnings per share                       $      0.12               $      0.04
                                                    ===========               ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                               Six Months Ended
                                                                    March 31,
                                                        2002                      2001
                                                    -------------             --------------
                                                     (Unaudited)               (Unaudited)
 REVENUE
   Contract revenue                                 $ 11,478,000               $  8,453,000
                                                    ------------               ------------
 COSTS AND EXPENSES
   Cost of revenues                                    8,198,000                  6,403,000
   General and administrative expenses                 1,805,000                  1,358,000
                                                    ------------               ------------

      Total costs and expenses                        10,003,000                  7,761,000
                                                    ------------               ------------
 INCOME FROM OPERATIONS                                1,475,000                    692,000

 OTHER INCOME
    Other income, net                                     29,000                     66,000
    Interest income, net                                  56,000                     61,000
                                                    ------------               ------------
 INCOME BEFORE INCOME TAXES                            1,560,000                    819,000

 INCOME TAX PROVISION                                   (633,000)                  (336,000)
                                                    ------------               ------------
 NET INCOME                                         $    927,000               $    483,000
                                                    ============               ============
 PER SHARE AMOUNTS (Note 3)
   Basic earnings per share                         $       0.23               $       0.12
                                                    ============               ============
   Diluted earnings per share                       $       0.22               $       0.12
                                                    ============               ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SENSYTECH, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Six Months Ended
                                                                                   March 31,
                                                                        2002                   2001
                                                                   --------------          -------------
                                                                    (Unaudited)            (Unaudited)

 Net cash (used in)  provided by operating activities              $  (185,000)              $ 2,964,000
                                                                   -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of FEL Corporation                                   (1,950,000)                        -
   Net acquisitions of property and equipment                         (513,000)                 (213,000)
                                                                   -----------               -----------

 Net cash used in investing activities                              (2,463,000)                 (213,000)
                                                                   -----------               -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease obligations                           -                   (24,000)
   Proceeds of stock option exercises                                   76,000                   155,000
   Payments on purchase of treasury stock                                    -                   (18,000)
                                                                   -----------               -----------

 Net cash provided by financing activities                              76,000                   113,000
                                                                   -----------               -----------

 Net (decrease) increase in cash and cash equivalents               (2,572,000)                2,864,000
 Cash and cash equivalents, beginning of period                      4,362,000                 1,512,000
                                                                   -----------               -----------

 Cash and cash equivalents, end of period                          $ 1,790,000               $ 4,376,000
                                                                   ===========               ===========
 Supplemental disclosure of cash flow information:
   Cash paid for interest                                          $         -               $     3,000
                                                                   ===========               ===========
   Cash paid for income taxes                                      $         -               $         -
                                                                   ===========               ===========
   Acquisition related costs included in accounts
     payable and accrued expenses                                  $   150,000               $         -
                                                                   ===========               ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SENSYTECH, INC. AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to Sensytech, Inc.'s Annual Report on Form 10-KSB for the year ended September 30, 2001.

2.      INVENTORIES

Inventories consist of the following:

                                                          MARCH 31,
                                                          ---------
                                                 2002                    2001
                                                 ----                    ----
Raw materials                                 $  529,000              $        -
Component parts, work in process               1,768,000                       -
Finished component parts                         232,000                  30,000
                                              ----------              ----------
                                              $2,529,000              $   30,000
                                              ==========              ==========

3.      EARNINGS PER SHARE

The computation of net earnings per share is based on the weighted average number of shares of common stock outstanding during the periods presented. The weighted average number of shares used in the basic earnings per share calculation was 3,999,325 and 3,986,126 for the three-month periods ended March 31, 2002 and 2001, respectively, and 3,982,975 and 3,970,592 for the six-month periods ended March 31, 2002 and 2001, respectively. The weighted average number of shares used in the diluted earnings per share calculation was 4,274,235 and 4,056,978 for the three-month periods ended March 31, 2002 and 2001, respectively. The weighted average number of shares used in the diluted earnings per share calculation was 4,192,876 and 4,030,185 for the six-month periods ended March 31, 2002 and 2001, respectively.

                                                                      QUARTER ENDED
                                                                        MARCH 31,
                                                                        ---------
                                                               2002                    2001
                                                               ----                    ----
Net income                                                  $  514,000              $  176,000
                                                            ==========              ==========
Weighted average shares outstanding - basic                  3,999,325               3,986,126
Effect of dilutive securities:
Dilutive shares upon exercise of stock options                 274,910                  70,852
                                                            ----------              ----------
Weighted average shares outstanding - diluted                4,274,235               4,056,978
Basic earnings per share                                    $      .13              $      .04
Diluted earnings per share                                  $      .12              $      .04



                                                                    SIX MONTHS ENDED
                                                                        MARCH 31,
                                                                        ---------
                                                               2002                     2001
                                                               ----                     ----
Net income                                                  $  927,000              $  483,000
                                                            ==========              ==========
Weighted average shares outstanding - basic                  3,982,975               3,970,592
Effect of dilutive securities:
Dilutive shares upon exercise of stock options                 209,901                  59,593
                                                            ----------              ----------
Weighted average shares outstanding - diluted                4,192,876               4,030,185
Basic earnings per share                                    $      .23              $      .12
Diluted earnings per share                                  $      .22              $      .12


4.      ACQUISITION

On February 1, 2002, the Company acquired, through its wholly owned subsidiary ST Production Systems, Inc. (STPSI), certain assets related to the government contract business of FEL Corporation (FEL) for approximately $1,850,000 in cash and $250,000 of expenses related to the acquisition. The acquisition related expenses consist of legal, accounting, and other professional services and fees. The acquisition has been recorded under the purchase method of accounting and, accordingly, the results of operations of STPSI business since February 1, 2002 have been included in the consolidated financial statements.

The Company has utilized the guidance of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", which were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that goodwill, as well as any intangible assets believed to have an indefinite useful life, shall not be amortized for financial reporting purposes. In connection with the acquisition, $200,000 of intangible assets were identified and are related to contracts and production manuals and processes acquired, and were determined to have a definite life of eighteen months. The Company currently has recognized no goodwill in connection with the acquisition.

The Company has made a preliminary allocation of the purchase price to the fair value of assets and liabilities acquired. The allocation is subject to change based on final determination of the fair value of assets and liabilities acquired. The allocation is as follows:

               Assets:
               Accounts receivable                     $550,000
               Inventories and unbilled
                 contract costs                         205,000
               Intangible assets                        200,000
               Equipment                              1,320,000
               Other assets                             100,000
               Liabilities:
               Accounts payable and
                 accrued expenses                      (275,000)
               Purchase price and                      ---------
                 acquisition-related expenses        $2,100,000
                                                     ==========

The following condensed proforma results of operations reflect the proforma combinations of the Company and the acquired FEL business as if the combination occurred at the beginning of the periods presented, compared with the actual results of operations for Sensytech for the quarter and six months ended March 31, 2002.


                                                  QUARTER ENDED                                  QUARTER ENDED
                                        HISTORICAL              PROFORMA               HISTORICAL              PROFORMA
                                      MARCH 31, 2002         MARCH 31, 2002          MARCH 31, 2001         MARCH 31, 2001
                                      --------------         --------------          --------------         --------------
Revenues                                $7,069,000              $8,075,000             $4,188,000              $7,206,000
Incomes from operations                    831,000                 776,000                223,000                  58,000
Net income                                 514,000                 451,000                176,000                 (16,000)
Diluted earnings per share                     .12                     .11                    .04                     .00



                                                   SIX MONTHS ENDED                              SIX MONTHS ENDED
                                         HISTORICAL                PROFORMA            HISTORICAL                PROFORMA
                                       MARCH 31, 2002           MARCH 31, 2002       MARCH 31, 2001           MARCH 31, 2001
                                       --------------           --------------       --------------           --------------
Revenues                                $11,478,000              $15,502,000           $8,453,000              $14,489,000
Incomes from operations                   1,475,000                1,255,000              692,000                  362,000
Net income                                  927,000                  686,000              483,000                   95,000
Diluted earnings per share                      .22                      .16                  .12                      .02

For the purposes of preparing the proformas, the results of the FEL business acquired for 2002 included above represents one month for the three month period and four months for the six month period of FEL for FEL's government contract business' latest fiscal year ended December 31, 2001. For the purposes of preparing the proformas, the results of the FEL business acquired for 2001 included above represents three months for the three month period and six months for the six month period of FEL's government contract business' for the latest fiscal year ended December 31, 2001. Information for FEL for periods prior to January 1, 2001 was not available. Proforma adjustments included the amortization of intangible assets over an eighteen month period, the reduction of interest income for cash used for the acquisition and depreciation for acquired equipment using a three year life.

5.      SEGMENT REPORTING

The Company operates in the passive surveillance and countermeasures market for domestic and international clients. The Company's systems are globally applicable to the defense markets and their allied information agencies for land, air, and sea-based applications. The Company is customer-focused by providing tailored solution-based systems as follows:

- The Defense System (DSG) Group is comprised of the former EW (EWG) Group and STPSI. Defense Systems (DSG) Group designs, develops, and supports products which intercept, analyze, classify, identify, localize and track microwave signals from radars and weapons. The Company's

        Electronic Support Measure (ESM) systems are used on military platforms, such as ships, submarines, patrol aircraft, and at ground installations, to intercept, analyze and identify radar/weapon signals. Where the client desires to obtain electronic countermeasures for these potential threats, the Defense Systems Group provides integrated Electronic Countermeasures (ECM) systems for both tactical and training scenarios. The Defense Systems Group manufactures airborne and surface ship communications and anti-torpedo defense systems for domestic and international clients.

- Communication (Comms) Group designs, develops, and supports products that intercept signals, analyze the on-line communication, and identify and localize the involved parties. These systems are generally employed in aircraft, ships and ground installations to intercept transmissions occurring over established communications networks.

- Imaging Group designs, develops, and supports products for multispectral, infrared, and light imaging systems which are employed on land and on aircraft for the remote sensing of damage assessment, environmental pollution, facility inspection, utility monitoring, and situation awareness.

The Company does not have a significant amount of inter-segment revenue and evaluates segment performance based upon revenue and income from operations by group. The combined segments income from operations equals the income from operations as reported in the Consolidated Statements of Income of the Company. The Company does not allocate interest, other income and expenses or income taxes to the three segments and does not produce separate balance sheet information for such segment. The revenue and income from operations by segment for the three months and six months ended March 31, 2002 and 2001 are as follows:


                                                       QUARTER ENDED
                                                          MARCH 31,
                                                         ----------
                                                2002                     2001
                                                ----                     ----
Revenue:
   DSG                                      $ 3,991,000              $ 3,201,000
   Comms                                      2,416,000                  771,000
   Imaging                                      662,000                  216,000
                                            -----------              -----------
   Total                                    $ 7,069,000              $ 4,188,000
                                            ===========              ===========

Income (Loss) From Operations:
   DSG                                      $   221,000              $   203,000
   Comms                                        529,000                  129,000
   Imaging                                       81,000                 (109,000)
                                            -----------              -----------
   Total                                    $   831,000              $   223,000
                                            ===========              ===========

                                                      SIX MONTHS ENDED
                                                          MARCH 31,
                                                          ---------
                                               2002                     2001
                                               ----                     ----
Revenue:
   DSG                                      $ 5,608,000              $ 6,100,000
   Comms                                      4,195,000                1,937,000
   Imaging                                    1,675,000                  416,000
                                            -----------              -----------
   Total                                    $11,478,000              $ 8,453,000
                                            ===========              ===========

Income (Loss) From Operations:
   DSG                                      $   267,000              $   437,000
   Comms                                        950,000                  415,000
   Imaging                                      258,000                 (160,000)
                                            -----------              -----------
   Total                                    $ 1,475,000              $   692,000
                                            ===========              ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes.

Forward-looking Statements

Statements in this filing which are not historical facts are forward-looking statements under the provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. These statements are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions or results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. In addition to those specifically mentioned above, such risks and uncertainties include, but are not limited to, the existence of demand for, and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update or revise these forward-looking statements to reflect future events or circumstances.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001:

RESULTS OF OPERATIONS

Revenue for the three months ended March 31, 2002 was $7,069,000 compared to $4,188,000 for the three months ended March 31, 2001, resulting in a $2,881,000 or a 68.8% increase. The increase was due primarily to new contract awards in the Communications Group and the Imaging Group of approximately $2,091,000, in addition to revenues generated by STPSI of approximately $2,053,000, and offset by a decrease in other Defense Systems Group revenue of $1,263,000. During the three months ended March 31, 2002, the three largest revenue producing contracts were the AN/BLQ-10, AN/SLQ-25A Surface Ship Torpedo Defense System, and Firehawk Communications Systems, which contributed 41% of revenue.

The total amount of negotiated backlog, including both unfilled firm orders for the Company's products for which funding had been authorized and appropriated by the customer, and firm orders for which funding had not been appropriated as of March 31, 2002 and 2001 was $21,403,000 and $4,300,000, respectively. This increase is due to an increase in new funded order activity and to the FEL acquisition.

Cost of revenue, as a percentage of revenue, decreased from 74.8% for the three months ended March 31, 2001 to 73.2% for the three months ended March 31, 2002. The Company attributes the decrease to improved margins resulting from a change of contract mix of international and commercial business in its Communications and Imaging segments.

For the three months ended March 31, 2002, general and administrative expenses increased from $832,000 to $1,062,000 resulting in a $230,000 or a 27.6%
increase compared to the three-month period ended March 31, 2001. The increase was due principally to the added salaries and related benefits of new employees hired for STPSI of approximately $80,000 and to an increase in the internally funded research and development costs of $44,000.

Net interest income was $30,000 for the three months ended March 31, 2002, compared to $46,000 for the three months ended March 31, 2001. The change resulted from lower invested balances and lower rates of return on investments during FY2002.

Income tax expense consists of federal and state income taxes. The Company's effective tax rate was 41.0% for the three months ended March 31, 2002, compared to an effective tax rate of 42.7% for the three months ended March 31, 2001. The effective tax rate varies from the federal statutory rate primarily due to state taxes and other nondeductible expenses.

Net income for the three months ended March 31, 2002 increased to $514,000, compared to net income of $176,000 for the three months ended March 31, 2001. The increase of $338,000 was the result of the items discussed above.

SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2001:

RESULTS OF OPERATIONS

Revenue for the six months ended March 31, 2002 was $11,478,000 compared to $8,453,000 for the six months ended March 31, 2001, resulting in a $3,025,000 or a 35.8% increase. The increase was due primarily to new contract awards in the Communications Group and the Imaging Group of approximately $3,517,000, in addition to revenues generated by STPSI of approximately $2,053,000 since the date of acquisition offset by a decrease in other Defense Systems Group revenue of $2,545,000. During the six months ended March 31, 2002, the three largest revenue producing contracts were the AN/BLQ-10, AN/SLQ-25A Surface Ship Torpedo Defense System, and Firehawk Communications Systems, which contributed 35% of revenue.

Cost of revenue, as a percentage of revenue decreased from 75.7% for the six months ended March 31, 2001 to 71.4% for the six months ended March 31, 2002. The Company attributes the decrease to improved margins resulting from a change of contract mix of international and commercial business in its Communications and Imaging segments.

For the six months ended March 31, 2002, general and administrative expenses increased from $1,358,000 to $1,805,000 or a 32.9% increase compared to the six-month period ended March 31, 2001. The increase was due principally to the added salaries and related benefits of new employees hired for STPSI of approximately $80,000 and to an increase in the internally funded research and development costs of approximately $311,000.

Net interest income was $56,000 for the six months ended March 31, 2002, compared to $61,000 for the six months ended March 31, 2001. The change was the result of lower invested balances and lower rates of return on investments during FY2002.

Income tax expense consists of federal and state income taxes. The Company's effective tax rate was 40.6% for the six months ended March 31, 2002, compared to an effective tax rate of 41% for the six months ended March 31, 2001. The effective tax rate varies from the federal statutory rate primarily due to state taxes and other nondeductible expenses.

Net income for the six months ended March 31, 2002 increased to $927,000, compared to net income of $483,000 for the six months ended March 31, 2001. The increase of $444,000 was the result of the items discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flows used in operating activities were $185,000 for the six months ended March 31, 2002, compared to cash flows provided by operating activities of $2,964,000 during the comparable six month period of fiscal year 2001. The decrease is attributable to an increase in unbilled receivables of approximately $2,755,000 and an increase in inventories, of which approximately $1,768,000 is largely for the Fast Missile Craft Program for the Egyptian Navy under the FMF program, for which Lockheed Martin is our prime contractor. Negotiations with Lockheed Martin on the terms and price for this contract have been completed. We are awaiting formal authorization to proceed from Lockheed Martin, which authorization must originate with the Egyptian government. We had been advised that final approval to proceed would be by March 31, 2002, but this date has now been revised to May 30, 2002. Although we do not believe that the contract is in jeopardy, given the delays experienced, we can not with any certainty plan on a contract notice to proceed until sometime after May 30, 2002.

The net cash used for investing activities during the six-month period ended March 31, 2002 was $2,463,000, compared to net cash used by the Company by its investing activities of $213,000 during the first six months of fiscal year 2001. The Company acquired the government contracting business of FEL Corporation for $1,850,000. The remaining expenditures of $183,000 were related to the acquisition of other property and equipment. The Company paid for these acquisitions using cash on hand.

The net cash provided by the Company in financing activities during the six-month period ended March 31, 2002 was $76,000, compared to $113,000 during the comparable six-month period of fiscal year 2001. The 2002 activity was principally the result of the proceeds of stock option exercises. The Company's existing $5,000,000 line of credit and related note payable with its bank expired on February 28, 2002. The Company has renewed the line of credit for $10,000,000 for an additional year. The line of credit was increased to accommodate stand-by letters of credit required for anticipated international contracts.

The Company has issued standby letters of credit amounting to $2,936,000 as of March 31, 2002. Letters of credit are issued to international customers as collateral primarily for advance payments made by the customer pending final delivery of a product or service. The outstanding letters of credit serve to reduce the line of credit availability. There were no borrowings outstanding under the line of credit as of March 31, 2002 and the amount available for borrowing was $883,000.

The Company has commitments under noncancelable operating leases with unrelated third parties for its office and production equipment and facilities, including facilities for STPSI, with the following scheduled payments as of March 31, 2002: remainder of 2002, $467,000; 2003, $961,000; 2004, $665,000; 2005,
$498,000; 2006, $501,000; and thereafter, $4,595,000.

The Company believes that its existing funds, amounts generated by operations, and amounts available for borrowings under its line of credit will be sufficient to meet its current working capital needs. The Company's expected growth in the international and domestic markets, especially in the international market, may require additional sources of liquidity. The Company is exploring options for obtaining additional liquidity. However, there can be no assurance as to when or on what terms any additional source or sources of liquidity can be obtained.

ACQUISITION OF THE OPERATING ASSETS OF FEL

On February 1, 2002, the Company acquired (through a wholly owned, subsidiary, ST Production Systems, Inc.) the operating assets related to the government contract business of FEL Corporation (FEL) for $1,850,000 and $250,000 of expenses related to the acquisition. The Company assumed no leases, but negotiated a lease for one existing facility to consolidate operations. Among the assets acquired, the Company assumed 21 contracts of which 14 are with the U.S. Department of Defense and 7 with other companies or foreign governments. FEL had filed for Chapter 11 bankruptcy in May of 2001 and, as a result, FEL's business operations had been significantly reduced during 2001 in an attempt to manage resources.

The three largest fixed price contracts acquired from FEL are for the production of AN/SLQ-25A Surface Ship Torpedo Defense System, AN/SRQ-4 Shipboard Radio Terminal for the LAMPS System, and the MK-65 Quickstrike Mine, all of which were in limited production at the time of the acquisition.

The Company, prior to closing the acquisition, obtained commitments from the existing customers of FEL to reform the contracts being assumed once a reasonable delivery schedule could be established. The Company committed to expedite deliveries of existing contracted systems and return the production facility to an efficient and competitive operation. Although we believe that we have commitments from our customers that the contracts will be reformed to reflect a revised delivery schedule, there are no assurances that this will occur, however, we expect the reforming to occur during the third and fourth quarter of 2002.

ST Production Systems, Inc. (STPSI) is restructuring the former FEL government contract operations to make them more efficient and to integrate them into the Company's overall operations. There may be further impacts on both direct costs and indirect costs as a result of unidentified operational issues associated with the activities noted above, timing of contract modifications, employee retention and training, and our ability to identify and win new contract efforts. These cost impacts could erode expected profits and severely limit the competitiveness of this business. The Company expects any restructuring to be substantially completed in the third and fourth quarters of 2002. While there is no way to accurately predict the costs of this restructuring at this time, the Company does not expect those costs to materially adversely affect its estimates of income from the Company for the next twelve months. However, management is implementing process and procedures similar to those used by the parent Company to improve forecasting and cost control.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Inventories consist of component parts work in process, raw materials, and finished component parts, which are held for use in current and future anticipated contracts. The production of these components is expected to reduce the lead-time for certain contract deliverables.

Revenue is primarily recognized on the percentage of completion basis. The Company closely monitors contract performance and cost on a monthly cycle, and feels that its estimation processes are appropriate. The Company accrues revenue using the percentage of completion method, based on the ratio of costs incurred to date over total anticipated costs. Management believes this is an accurate measure of the percentage completed on its contracts. Program estimates of costs to complete are processed and reviewed on a monthly basis. The Company currently has no contracts for which it has not recorded any anticipated losses. Revenues under cost reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs.

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

Internally funded research and development costs are included in general and administrative expenses in the consolidated income statements. The Company's applied research and development in the current quarter focused on advanced scanning capabilities, an upgrade to a digital receiver and upgraded pulse analyzer; all are expected to assist in anticipated future contracts. The amount of internally funded research and development costs expensed during the three month periods ended March 31, 2002 and 2001 are $423,000 and $379,000, respectively. The amount of internally funded research and development costs expensed during the six month periods ended March 31, 2002 and 2001 are $836,000 and $525,000, respectively.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to, nor is any of its property the subject of, any pending legal proceedings other than that which is incidental to the ordinary course of business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period covered by this report, the Company filed with the Securities and Exchange Commission and delivered to its shareholders the Company's Proxy Statement for its Annual Meeting of Stockholders held February 12, 2002.

  (a)   The Company's Annual Meeting of Stockholders was held on
        February 12, 2002.

  (b)   The nominees for the Board of Directors are identified below.

  (c) The inspector of election tabulated the following votes for the election of directors:

                                      Election of Directors
                                                       Number of Votes      Abstentions and Broker
Nominee for Office          Number of Votes "For"         "Against"                Non-Votes
------------------          ---------------------         ---------                ---------
Charles W. Bernard                3,363,130                  6,421                  18,350
John Irvin                        3,363,330                    -0-                  18,350
S. R. Perrino                     3,363,330                    -0-                  18,350
Philip H. Power                   3,274,026                  8,786                  18,350
S. Kent Rockwell                  3,275,230                  6,678                  18,350
John D. Sanders                   3,363,130                  8,786                  18,350

The inspector of election tabulated the following votes for the ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the 2002 fiscal year:

                                                                        Abstentions and Broker
      Number of Votes "For"           Number of Votes "Against"                Non-Votes
      ---------------------           -------------------------                ---------
            3,358,465                           3,400                            3,715

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.  The Company has no exhibits during this period.

Reports on Form 8-K. The Company filed a Report on Form 8-K on February 15, 2002, reporting under Item 2 the FEL acquisition.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SENSYTECH, INC.

May 15, 2002                    By: /s/ S. Kent Rockwell
                                    -----------------------------------------
                                    S. Kent Rockwell
                                    Chairman, Chief Executive Officer
                                    & President


                                By:  /s/ Donald F. Fultz
                                    -----------------------------------------
                                    Donald F. Fultz
                                    Treasurer, Vice President and
                                    Chief Financial Officer