Form 10QSB
period 2002-06-30
SENSYTECH INC
filed 2002-08-14
CIK 26537

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549




                                 FORM 10-QSB

Mark One

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For Quarterly Period Ended June 30, 2002

                                      or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the Transition period from _______________ to ________________

Commission File Number 000-08193


                               SENSYTECH, INC.
                               ----------------
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

       As of July 25, 2002, there were 4,083,978 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

       Transitional Small Business Disclosure Format (check one):


                             Yes              No  X
                                -----           -----

                       SENSYTECH, INC. AND SUBSIDIARIES

                                    INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
----

                                                                                            Pages
                                                                                            -----
Condensed Consolidated Balance Sheets at
     September 30, 2001 and June 30, 2002..............................................      3-4

Condensed Consolidated Statements of Income for the
     Three Months Ended June 30, 2001 and June 30, 2002,
     And Nine Months Ended June 30, 2001 and June 30, 2002............................       5-6

Condensed Consolidated Statements of Cash Flows for the
     Nine Months Ended June 30, 2001 and June 30, 2002................................         7

Notes to Condensed Consolidated Financial Statements...................................     8-12


Item 2.    Management's Discussion and Analysis of Results of
------     Operations and Financial Condition..........................................    13-16


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings...........................................................       17
-------

Item 4.    Submission of Matters to a Vote of Security Holders.........................       17
-------

Item 6.    Exhibits and Reports on Form 8-K............................................       17
-------


Signatures ............................................................................       18


                       SENSYTECH, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                        September 30,           June 30,
                                                             2001                 2002
                                                        --------------        -------------
                                                             (*)                (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                              $  4,362,000        $    188,000
  Accounts receivable, net of allowance for doubtful
  accounts of $200,000 at September 30, 2001 and
  $220,000 at June 30, 2002                                 3,091,000           4,378,000
  Unbilled contract costs, net                              3,563,000           9,705,000
  Inventories (Note 2)                                         30,000           3,833,000
  Deferred income taxes                                       341,000             331,000
  Prepaid income taxes                                        392,000                   -
  Other current assets                                        139,000             398,000
                                                        --------------        -------------

    TOTAL CURRENT ASSETS                                   11,918,000          18,833,000

PROPERTY AND EQUIPMENT                                      1,429,000           2,452,000

OTHER ASSETS
  Deferred income taxes                                       304,000             304,000
  Intangibles                                                       -             528,000
  Other assets                                                115,000             122,000
                                                        --------------        -------------

    TOTAL ASSETS                                         $ 13,766,000        $ 22,239,000
                                                        ==============        =============



(*)The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SENSYTECH, INC. AND SUBSIDIARIES

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           September 30,      June 30,
                                                               2001             2002
                                                           -------------     ------------
                                                               (*)           (Unaudited)
CURRENT LIABILITIES
  Line of credit                                          $          -      $  1,250,000
  Accounts payable                                             450,000         2,163,000
  Accrued salaries, benefits, and related expenses             822,000         1,545,000
  Accrued severance pay                                        290,000                 -
  Other accrued expenses                                        73,000           639,000
  Income taxes payable                                               -           136,000
  Billings in excess of costs                                  145,000         2,677,000
                                                           -------------     ------------

    TOTAL CURRENT LIABILITIES                                1,780,000         8,410,000

STOCKHOLDERS' EQUITY
  Common stock                                                  41,000            42,000
  Additional paid-in capital                                 7,482,000         7,727,000
  Treasury stock, at cost                                    (525,000)         (525,000)
  Retained earnings                                          4,988,000         6,585,000
                                                           -------------     ------------

                                                            11,986,000        13,829,000
                                                           -------------     ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 13,766,000      $ 22,239,000
                                                           =============     ============

(*)The year-end balance sheet data was summarized from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SENSYTECH, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended
                                                         June 30,
                                                 2001             2002
                                              ------------     -----------
                                              (Unaudited)      (Unaudited)
REVENUE
  Contract revenue                            $ 4,140,000      $ 9,031,000
                                              ------------     -----------

COSTS AND EXPENSES
  Cost of revenues                              2,831,000        7,165,000
  General and administrative expenses             836,000          724,000
                                              ------------     -----------

    Total costs and expenses                    3,667,000        7,889,000
                                              ------------     -----------

INCOME FROM OPERATIONS                            473,000        1,142,000

OTHER INCOME (EXPENSES)
  Other income, net                                47,000           10,000
  Interest income (expense), net                   29,000          (5,000)
                                              ------------     -----------

INCOME BEFORE INCOME TAXES                        549,000        1,147,000

INCOME TAX PROVISION                            (225,000)        (477,000)
                                              ------------     -----------

NET INCOME                                    $   324,000      $   670,000
                                              ============     ===========

PER SHARE AMOUNTS (Note 3)
  Basic earnings per share                    $      0.08      $      0.17
                                              ============     ===========
  Diluted earnings per share                  $      0.08      $      0.16
                                              ============     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SENSYTECH, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                     Nine Months Ended
                                                          June 30,
                                                  2001              2002
                                              -------------      -----------
                                              (Unaudited)        (Unaudited)
REVENUE

  Contract revenue                            $ 12,593,000      $ 20,509,000
                                              -------------      -----------

COSTS AND EXPENSES
  Cost of revenues                               9,233,000        15,363,000
  General and administrative expenses            2,195,000         2,529,000
                                              -------------      -----------

    Total costs and expenses                    11,428,000        17,892,000
                                              -------------      -----------

INCOME FROM OPERATIONS                           1,165,000         2,617,000

OTHER INCOME
  Other income, net                                 90,000            66,000
  Interest income, net                             113,000            24,000
                                              -------------      -----------

INCOME BEFORE INCOME TAXES                       1,368,000         2,707,000

INCOME TAX PROVISION                              (561,000)       (1,110,000)
                                              -------------      -----------

NET INCOME                                    $    807,000      $  1,597,000
                                              =============      ===========

PER SHARE AMOUNTS (Note 3)
  Basic earnings per share                    $       0.20      $       0.40
                                              =============      ===========
  Diluted earnings per share                  $       0.20      $       0.38
                                              =============      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SENSYTECH, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Nine Months Ended
                                                                        June 30,

                                                                2001                   2002
                                                          ---------------      ----------------
                                                            (Unaudited)            (Unaudited)

Net cash provided by (used in) operating activities       $    4,733,000       $   (2,918,000)
                                                          ---------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of FEL Corporation assets                                -           (1,996,000)
  Net acquisitions of property and equipment                    (272,000)            (705,000)
                                                          ---------------      ----------------

Net cash used in investing activities                           (272,000)          (2,701,000)
                                                          ---------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                         -            1,250,000
  Principal payments on capital lease obligations                (37,000)                   -
  Proceeds of stock option exercises                             155,000              195,000
  Payments on purchase of treasury stock                         (18,000)                   -
                                                          ---------------      ----------------

Net cash provided by financing activities                        100,000            1,445,000
                                                          ---------------      ----------------

Net increase (decrease) in cash and cash equivalents           4,561,000           (4,174,000)
Cash and cash equivalents, beginning of period                 1,512,000            4,362,000
                                                          ---------------      ----------------

Cash and cash equivalents, end of period                  $    6,073,000       $      188,000
                                                          ===============      ================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $        3,000       $        6,000
                                                          ===============      ================
  Cash paid for income taxes                              $            -       $      321,000
                                                          ===============      ================
  Acquisition related costs included in accounts
    payable and accrued expenses                          $            -       $      104,000
                                                          ===============      ================
  Cash received for income taxes                          $      162,000       $            -
                                                          ===============      ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SENSYTECH, INC. AND SUBSIDIARIES


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to Sensytech, Inc.'s Annual Report on Form 10-KSB for the year ended September 30, 2001.

2.      INVENTORIES

Inventories consist of the following:

                                                                 JUNE 30,
                                                                 -------
                                                          2001            2002
                                                          ----            ----
            Raw materials                               $      -       $  935,000
            Component parts, work in process                   -        2,838,000
            Finished component parts                      30,000           60,000
                                                        --------       ----------
                                                        $ 30,000       $3,833,000
                                                        ========       ==========

3.      EARNINGS PER SHARE

The computation of net earnings per share is based on the weighted average number of shares of common stock outstanding during the periods presented. The weighted average number of shares used in the basic earnings per share calculation was 4,005,202 and 4,022,598 for the three-month periods ended June 30, 2001 and 2002, respectively, and 3,982,056 and 3,996,201 for the nine-month periods ended June 30, 2001 and 2002, respectively. The weighted average number of shares used in the diluted earnings per share calculation was 4,047,162 and 4,284,302 for the three-month periods ended June 30, 2001 and 2002, respectively. The weighted average number of shares used in the diluted earnings per share calculation was 4,036,000 and 4,232,441 for the nine-month periods ended June 30, 2001 and 2002, respectively.

                                                             QUARTER ENDED
                                                                JUNE 30,
                                                                --------
                                                         2001               2002
                                                         ----               ----
Net income                                            $  324,000       $  670,000
                                                       =========        =========
Weighted average shares outstanding - basic            4,005,202        4,022,598
Effect of dilutive securities:
Dilutive shares upon exercise of stock options            41,960          261,704
                                                       ---------        ---------
Weighted average shares outstanding - diluted          4,047,162        4,284,302
Basic earnings per share                              $      .08       $      .17
Diluted earnings per share                            $      .08       $      .16



                                                          NINE MONTHS ENDED
                                                                JUNE 30,
                                                                --------
                                                          2001              2002
                                                          ----              ----
Net income                                            $  807,000       $1,597,000
                                                       =========       ==========
Weighted average shares outstanding - basic            3,982,056        3,996,201
Effect of dilutive securities:
Dilutive shares upon exercise of stock options            53,944          236,240
                                                       ---------       ----------
Weighted average shares outstanding - diluted          4,036,000        4,232,441
Basic earnings per share                              $      .20       $      .40
Diluted earnings per share                            $      .20       $      .38


4.      ACQUISITION

On February 1, 2002, the Company acquired, through its wholly-owned subsidiary ST Production Systems, Inc. (STPSI), certain assets related to the government contract business of FEL Corporation (FEL) for approximately $1,850,000 in cash and $250,000 of expenses related to the acquisition. The acquisition related expenses consist of legal, accounting, and other professional services and fees. The acquisition has been recorded under the purchase method of accounting and, accordingly, the results of operations of STPSI business since February 1, 2002 have been included in the consolidated financial statements.

The Company has utilized the guidance of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", which were issued in June 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that goodwill, as well as any intangible assets believed to have an indefinite useful life, shall not be amortized for financial reporting purposes. The adoption of SFAS No. 142 on October 1, 2001 had no impact on the financial statements as the company had no goodwill or intangible assets. In connection with the acquisition, $600,000 of intangible assets were identified and are related to acquired contracts, and were determined to have lives of eighteen to thirty-six months. The Company currently has recognized no goodwill in connection with the acquisition. Amortization expense is expected to approximate $265,000 in 2003, $100,000 in 2004, and $35,000 in 2005.

The Company has made a preliminary allocation of the purchase price to the fair value of assets and liabilities acquired. The allocation is subject to change based on final determination of the fair value of assets and liabilities acquired. The allocation is as follows:

                      Assets:
                      Accounts receivable                               $600,000
                      Inventories and unbilled
                         contract costs                                  265,000
                      Intangible assets                                  600,000
                      Equipment                                          869,000
                      Other assets                                       100,000
                      Liabilities:
                        Accrued expenses                               (334,000)
                                                                       ---------
                      Purchase price and
                        acquisition-related expenses                  $2,100,000
                                                                      ==========

The following condensed proforma results of operations reflect the proforma combinations of the Company and the acquired FEL business as if the combination occurred at the beginning of the periods presented, compared with the actual results of operations for Sensytech for the quarter and nine months ended June 30, 2002.

                                         QUARTER ENDED            QUARTER ENDED
                                HISTORICAL          PROFORMA       HISTORICAL
                               JUNE 30, 2001     JUNE 30, 2001    JUNE 30, 2002
                               -------------     -------------    -------------
Revenues                       $   4,140,000     $   7,158,000    $   9,031,000
Income from operations               473,000           308,000        1,142,000
Net income                           324,000           201,000          670,000
Basic earnings per share                 .08               .05              .17
Diluted earnings per share
                                         .08               .05              .16



                                        NINE MONTHS ENDED                 NINE MONTHS ENDED
                                HISTORICAL          PROFORMA       HISTORICAL        PROFORMA
                               JUNE 30, 2001     JUNE 30, 2001    JUNE 30, 2002   JUNE 30, 2002
                               -------------     -------------    -------------   -------------
Revenues                        $ 12,593,000      $ 21,647,000      $20,509,000   $  24,533,000
Income from operations             1,165,000           670,000        2,617,000       2,397,000
Net income                           807,000           432,000        1,597,000       1,445,000
Basic earnings per share                 .20               .11              .40             .36
Diluted earnings per share               .20               .11              .38             .34


For the purposes of preparing the proformas, the results of the FEL business acquired for the nine months ended June 30, 2002 included above represents four months of FEL's government contract business' latest fiscal year ended December 31, 2001. For the purposes of preparing the proformas, the results of the FEL business acquired for 2001 included above represents three months for the three month period and nine months for the nine month period ended June 30, 2001 of FEL's government contract business' for the latest fiscal year ended December 31, 2001. Information for FEL for periods prior to January 1, 2001 was not available. Proforma adjustments included the amortization of intangible assets over an eighteen-month period, the reduction of interest income for cash used for the acquisition and depreciation for acquired equipment using a three year life.

5.      SEGMENT REPORTING

The Company operates in the passive surveillance and countermeasures market for domestic and international clients. The Company's systems are globally applicable to the defense markets and their allied information agencies for land, air, and sea-based applications. The Company is customer-focused by providing tailored solution-based systems as follows:

- The Defense System Group (DSG) is comprised of the former EW Group (EWG) and STPSI. Defense Systems Group designs, develops, and supports products which intercept, analyze, classify, identify, localize and track microwave signals from radars and weapons. The Company's Electronic Support Measure
    (ESM) systems are used on military platforms, such as ships, submarines, patrol aircraft, and at ground installations, to intercept, analyze and
    identify radar/weapon signals.   Where the client desires to obtain
    electronic countermeasures for these potential threats, the Defense Systems Group provides integrated Electronic Countermeasures (ECM) systems for both tactical and training scenarios. The Defense Systems Group manufactures airborne and surface ship communications and anti-torpedo defense systems for domestic and international clients.

- Communication Group (Comms) designs, develops, and supports products that intercept signals, analyze the on-line communication, and identify and localize the involved parties. These systems are generally employed in aircraft, ships and ground installations to intercept transmissions occurring over established communications networks.

- Imaging Group (Imaging) designs, develops, and supports products for multispectral, infrared, and light imaging systems which are employed on land and on aircraft for the remote sensing of damage assessment, environmental pollution, facility inspection, utility monitoring, and situation awareness.

The Company does not have a significant amount of inter-segment revenue and evaluates segment performance based upon revenue and income from operations by group. The combined segments income from operations equals the income from operations as reported in the Consolidated Statements of Income of the Company. The Company does not allocate interest, other income and expenses or income taxes to the three segments and does not produce separate balance sheet information for such segment. The revenue and income from operations by segment for the three months and nine months ended June 30, 2001 and 2002 are as follows:

                                             QUARTER ENDED
                                                JUNE 30,
                                                -------
                                          2001                2002
                                          ----                ----
Revenue:
   DSG                               $  2,945,000     $  5,402,000
   Comms                                  943,000        2,627,000
   Imaging                                252,000        1,002,000
                                     ------------     ------------
   Total                             $  4,140,000     $  9,031,000
                                     ============     ============

Income (Loss) From Operations:
   DSG                               $    403,000     $    243,000
   Comms                                  208,000          621,000
   Imaging                               (138,000)         278,000
                                     ------------     ------------
   Total                             $    473,000     $  1,142,000
                                     ============     ============


                                           NINE MONTHS ENDED
                                                JUNE 30,
                                                -------
                                          2001                2002
                                          ----                ----
Revenue:
   DSG                               $  9,045,000     $ 11,010,000
   Comms                                2,880,000        6,822,000
   Imaging                                668,000        2,677,000
                                     ------------     ------------
   Total                             $ 12,593,000     $ 20,509,000
                                     ============     ============

Income (Loss) From Operations:
   DSG                               $    840,000     $    510,000
   Comms                                  623,000        1,571,000
   Imaging                               (298,000)         536,000
                                     ------------     ------------
   Total                             $  1,165,000     $  2,617,000
                                     ============     ============

6. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emergency Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of the statement are effective for exit or disposal activities that are initiated after December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes.

Forward-looking Statements

Statements in this filing which are not historical facts are forward-looking statements under the provisions of the Private Securities Litigation Reform
Act of 1995. All forward-looking statements involve risks and uncertainties. These statements are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions or results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. In addition to those specifically mentioned above, such risks and uncertainties include, but are not limited to, the existence of demand for, and acceptance of the Company's products and services, regulatory approvals, export approvals, economic conditions both domestically and internationally, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. All of our forward-looking statements should be considered in light of these factors. You should not put undue reliance on any forward-looking statements The Company undertakes no obligation to update these forward-looking statements to reflect new information. future events or otherwise, except as provided by law.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001:

RESULTS OF OPERATIONS

Revenue increased $4.9 million, or 118.1%, to $9.0 million for the three months ended June 30, 2002 from $4.1 million for the three months ended June 30, 2001. This increase was due primarily to new contract awards in the Communications Group and the Imaging Group of approximately $2.4 million, in addition to revenues generated by STPSI of approximately $3.8 million offset by a decrease in other Defense Systems Group revenue of $1.3 million. For the three months ended June 30, 2002 the Company derived directly or indirectly 84.7% of its revenue primarily from federal agencies in the intelligence community and the Department of Defense, compared to 95.1% for the three months ended June 30, 2001. During the three months ended June 30, 2002, the three largest revenue producing contracts were the AN/SRQ-4 Shipboard Radio Terminal for the LAMPS System, AN/SLQ-25A Surface Ship Torpedo Defense System, and MK-65 Quickstrike Mine, which contributed 34.1% of revenue.

The total amount of negotiated backlog, including both unfilled firm orders for the Company's products for which funding had been authorized and appropriated by the customer, and firm orders for which funding had not been appropriated as of June 30, 2002 and 2001 was $24.4 million and $3.3 million, respectively. This increase is due to an increase in new funded order activity and to the FEL acquisition.

Cost of revenues increased $4.3 million, or 153.1%, to $7.1 million or 79.3% of revenues for the three months ended June 30, 2002 from $2.8 million or 68.4% of revenues for the three months ended June 30, 2001. The increase is attributed to costs associated with the revenue generated by STPSI, which has lower margins than the revenue generated in our Communications and Imaging Groups.

General and administrative expenses decreased $112,000, or 13.4%, to $724,000 for the three months ended June 30, 2002 from $836,000 for the three months ended June 30, 2001. The change is attributable to a decrease in internal research and development of $259,000 offset by added salaries and related benefits and other costs of new employees hired by STPSI of approximately $102,000.

Net interest expense was $5,000 for the three months ended June 30, 2002, compared to net interest income of $29,000 for the three months ended June 30, 2001. The decrease of $34,000 was the result of lower invested balances, lower rates of return on investments during 2002 and interest expense of $7,000 incurred on the line of credit.

Income tax expense consists of federal and state income taxes. Income tax expense increased $252,000, or 112.0%, to $477,000 for the three months ended June 30, 2002 from $225,000 for the three months ended June 30, 2001. This increase was primarily due to increased revenues and profitability during 2002. The Company's effective tax rate was 41.6% for the three months ended June 30, 2002, compared to an effective tax rate of 41.0% for the three months ended June 30, 2001. The effective tax rate varies from the federal statutory rate primarily due to state taxes and other nondeductible expenses.

Net income increased $346,000, or 106.8%, to $670,000 for the three months ended June 30, 2002 from $324,000 for the three months ended June 30, 2001. This increase was the result of the items discussed above.

NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO NINE MONTHS ENDED JUNE 30, 2001:

RESULTS OF OPERATIONS

Revenue increased $7.9 million, or 62.6%, to $20.5 million for the nine months ended June 30, 2002 from $12.6 million for the nine months ended June 30, 2001. The increase was due primarily to new contract awards in the Communications Group and the Imaging Group of approximately $6.0 million, in addition to revenues generated by STPSI of approximately $5.8 million since the date of acquisition offset by a decrease in other Defense Systems Group revenues of $3.9 million. For the nine months ended June 30, 2002 the Company derived directly or indirectly 80.6% of its revenues primarily from federal agencies in the intelligence community and the Department of Defense, compared to 94.1% for the nine months ended June 30, 2001. During the nine months ended June 30, 2002, the three largest revenue producing contracts were the AN/BLQ-10 (V)1 and (V)2 subcontract, AN/SLQ-25A Surface Ship Torpedo Defense System, and Firehawk Communications Systems, which contributed 32.7% of revenue.

Cost of revenues increased $6.1 million, or 66.4%, to $15.3 million or 74.9% of revenues for the nine months ended June 30, 2002 from $9.2 million or 73.3% of revenues for the nine months ended June 30, 2001. The increase is attributed to costs associated with the revenue generated by STPSI, which has lower margins than the revenue generated in our Communications and Imaging Groups.

General and administrative expenses increased $334,000 or 15.2% to $2.5 million for the nine months ended June 30, 2002 from $2.2 million for the nine months ended June 30, 2001. The increase was due principally to the added salaries and related benefits of new employees hired for STPSI of approximately $182,000 and to increases in salaries and benefits to existing employees of the company.

Net interest income decreased $89,000, or 78.8%, to $24,000 for the nine months ended June 30, 2002, from $113,000 for the nine months ended June 30, 2001. The decrease was the result of lower invested balances, lower rates of return on investments during the nine months ended June 30, 2002 and interest expense of $10,000 incurred on the line of credit.

Income tax expense consists of federal and state income taxes. Income tax expense increased $549,000, or 97.9%, to $1.1 million for the nine months ended June 30, 2002 from $561,000 for the nine months ended June 30, 2001. This increase was primarily due to increased and improved profitability in 2002. The Company's effective tax rate was 41.0% for the nine months ended June 30, 2002 and 2001, respectively. The effective tax rate varies from the federal statutory rate primarily due to state taxes and other nondeductible expenses.

Net income increased $790,000, or 97.9%, to $1,597,000 for the nine months ended June 30, 2002 from $807,000 for the nine months ended June 30, 2001. This increase was the result of the items discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

The Company had cash and cash equivalents of $188,000 at June 30, 2002 as compared to $4,362,000 at September 31, 2001. Cash flows used in operating activities were $2,918,000 for the nine months ended June 30, 2002, compared to cash flows provided by operating activities of $4,733,000 for the nine months ended June 30, 2001. During this period the Company experienced an increase in orders for its commercial products, which provide for billing only at the completion and delivery of those products. The Company has also experienced billing delays within its subsidiary company related to the transfer of contracts from FEL. As a result, the unbilled receivables have increased by $6,142,000, to $9,705,000 for the nine months ended June 30, 2002 from $3,563,000 for the nine months ended June 30, 2001.

The Company has instituted an inventory program to take advantage of quantity discounts on components and to identify and order long lead items for anticipated contract awards. At June 30, 2002 the increase in inventory was $3.8 million, which consists partially of: WBR2000 units for $1.0 million; G-3 board assemblies for $200,000; a pulse analyzer for $205,000; and $426,000 for AN/SLQ-25A Surface Ship Torpedo Defense System. The Company also inventoried $1.6 million for the Fast Missile Craft Program for the Egyptian Navy under the FMF program, for which Lockheed Martin Corporation is our prime contractor. Negotiations with Lockheed Martin Corporation on the terms and price for this contract have been completed. The Company is awaiting formal authorization to proceed from Lockheed Martin Corporation, which authorization must originate with the Egyptian government. The Company had been advised that final approval to proceed would be by September 1, 2002, but this date has now been revised to December 31, 2002. Although the Company does not believe that the contract is in jeopardy, given the delays experienced, the Company cannot, with any certainty, plan on a contract notice to proceed until sometime after December 31, 2002.

The net cash used for investing activities during the nine months ended June 30, 2002 was $2.7 million, compared to net cash used by the Company by its investing activities of $272,000 during the nine months ended June 30, 2001. The Company acquired the government contracting business of FEL Corporation for approximately $1,996,000. The remaining expenditures of $705,000 were related to the acquisition of other property and equipment. The Company paid for these acquisitions using cash on hand.

The net cash provided by the Company in financing activities during the nine months ended June 30, 2002 was $1,445,000, compared to $100,000 during the nine months ended June 30, 2001. The increase for the nine months ended June 30, 2002 was primarily the result of draw downs on the Company's line of credit for $1,250,000 and the proceeds of stock option exercises of $195,000. The
Company's existing $5,000,000 line of credit and related note payable with its bank expired on February 28, 2002. The Company has renewed the line of credit for an additional year and negotiated for the line of credit to be increased to $10,000,000. The line of credit was increased to accommodate stand-by letters of credit required for anticipated international contracts. At June 30, 2002 the company was in compliance with the covenants contained in the line of credit agreement.

At June 30, 2002 the Company had borrowings of $1.3 million under the line of credit, leaving an amount available to borrow of $2.4 million. The Company has issued standby letters of credit amounting to $2.9 million as of June 30, 2002. Letters of credit are issued to international customers as collateral primarily for advance payments made by the customer pending final delivery of a product or service. The outstanding letters of credit generally serve to reduce the line of credit availability, however, the Company has acquired insurance to indemnify its exposure for $2.5 million and its bank has agreed to increase availability under the line of credit accordingly.

The Company has commitments under noncancelable operating leases with unrelated third parties for its office and production equipment and facilities, including facilities for STPSI, with the following scheduled payments as of June 30, 2002: $225,000 for the remainder of fiscal year 2002; $1.0 million for fiscal year 2003; $665,000 for fiscal year 2004; $537,000 for fiscal year 2005; $540,000 for fiscal year 2006; and $4.6 million in the aggregate for all periods thereafter.

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

ACQUISITION OF THE OPERATING ASSETS OF FEL

On February 1, 2002, the Company acquired the operating assets related to the government contract business of FEL Corporation (FEL) for approximately $2.1 million, including $250,000 of expenses related to the acquisition. The Company assumed no leases, but negotiated a lease for one existing facility to consolidate operations. Among the assets acquired, the Company assumed 21 contracts of which 14 are with the U.S. Department of Defense and 7 with other companies or foreign governments. FEL had filed for Chapter 11 bankruptcy in May of 2001 and, as a result, FEL's business operations had been significantly reduced during 2001 in an attempt to manage resources.

The three largest fixed price contracts acquired from FEL are for the production of AN/SLQ-25A Surface Ship Torpedo Defense System, AN/SRQ-4 Shipboard Radio Terminal for the LAMPS System, and the MK-65 Quickstrike Mine, all of which were in limited production at the time of the acquisition.

The Company, prior to closing the acquisition, obtained commitments from the existing customers of FEL to reform the contracts being assumed once a reasonable delivery schedule could be established. The Company committed to expedite deliveries of existing contracted systems and return the production facility to an efficient and competitive operation. During the three months ended June 30, 2002, the Government exercised an option for the AN/SRQ-4 Shipboard Radio Terminal for the LAMPS System in the amount of $6.2 million. The Company believes that it has commitments from its customers that additional contracts will be reformed to reflect a revised delivery schedule, however there are no assurances that this will occur. The Company expects, however, these reformed contracts to occur during the fourth quarter of 2002.

ST Production Systems, Inc. (STPSI) is reviewing the former FEL government contract operations to make them more efficient and to integrate them into the Company's overall operations. There may be further impacts on both direct costs and indirect costs as a result of unidentified operational issues associated with the activities noted above, timing of contract modifications, employee retention and training, and our ability to identify and win new contract efforts. These cost impacts could erode expected profits and severely limit the competitiveness of this business. The Company expects the review of these acquired contracts to be substantially completed in the fourth quarter of 2002. The Company has made estimates based on the current facts and circumstances, and these estimates affect results of operations. Revision to these estimates may occur and will be recorded when they are known.

ENVIRONMENTAL MATTERS

We have incurred no material costs in the past two years related to environmental issues. On February 1, 2002, the Company purchased the assets and assumed certain government contracts of FEL in Farmingdale, New Jersey. We also signed a two-year lease for a building at the former FEL facility in Farmingdale. There is known chemical contamination in the soil at other parts of the industrial park where our building is located as a result of the former operations of FEL. This contamination must be remediated pursuant to New Jersey law.

We entered into an agreement with the New Jersey Department of Environmental Protection, or NJDEP, under which we agreed to make a payment of $280,000, in addition to an environmental protection premium of $10,000, in settlement of potential liability to NJDEP for contamination existing at the site prior to February 1, 2002. In return, the NJDEP signed a covenant not to sue us for any environmental claims at this site and the landlord agreed to reduce future lease payments. For this covenant to remain valid, we must cease operations at this site by July 31, 2004. We plan to cease operations at the site before that date. The landlord at this site has agreed to hold us harmless from any claims based on prior environmental contamination at the site. The $280,000 payment is accounted for as prepaid rent and is being ratably amortized over the two-year life of the lease. Neither the agreement with the landlord nor the settlement with the NJDEP shields us from potential claims by the United States Environmental Protection Agency. To our knowledge, no such claim has been asserted or threatened.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Contractual Cash Obligations (in thousands)

                                             DUE IN         DUE IN          DUE IN         DUE IN         DUE IN
                          TOTAL               2002           2003            2004           2005           2006          THEREAFTER
                          -----               ----           ----            ----           ----           ----          ----------
Operating leases         $ 7,567             $ 225          $ 1,000         $  665          $ 537         $ 540          $   4,600

Line of credit             1,250                 -            1,250              -              -             -                  -
                         -------           -------          -------         ------         ------         -----          ---------
                         $ 8,817           $   225          $ 2,250         $  665          $ 537         $ 540          $   4,600
                         =======           =======          =======         ======         ======         =====          =========

Other Commercial Commitments (in thousands)

                              TOTAL          LESS THAN 1 YEAR              1-3 YEARS
                              -----          ----------------              ---------
Letters of credit            $ 2,930              $ 930                    $ 2,000
                             =======              =====                    =======

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Some of the most significant estimates used in preparing the financial statements relate to contract accounting, collectability of accounts receivable, environmental and tax matters and accrued expenses.

Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Inventories consist of component parts work in process, raw materials, and finished component parts, which are held for use in current and future anticipated contracts. The production of these components is expected to reduce the lead-time for certain contract deliverables.

Revenue is primarily recognized on the percentage of completion basis. The Company closely monitors contract performance and cost on a monthly cycle, and feels that its estimation processes are appropriate. The Company accrues revenue using the percentage of completion method, based on the ratio of costs incurred to date over total anticipated costs. Management believes this is an accurate measure of the percentage completed on its contracts. Program estimates of costs to complete are processed and reviewed on a monthly basis. The Company has no contract for which it currently anticipates losses. Revenues under cost reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs.

Internally funded research and development costs are included in general and administrative expenses in the consolidated income statements. The Company's applied research and development in the current quarter focused on advanced scanning capabilities, an upgrade to a digital receiver and upgraded pulse analyzer; all are expected to assist in anticipated future contracts. The amount of internally funded research and development costs expensed during the three months ended June 30, 2002 and 2001 are $58,000 and $317,000, respectively. The amount of internally funded research and development costs expensed during the nine months ended June 30, 2002 and 2001 are $678,000 and $605,000, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emergency Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recgonized at fair value when the liability is incurred. The provisions of the statement are effective for exit or disposal activities that are initiated after December 31, 2002.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to, nor is any of its property the subject of, any pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period covered by this report, the Company filed with the Securities and Exchange Commission and delivered to its shareholders the Company's Proxy Statement for its Special Meeting of Stockholders held May 30, 2002. Two proposals were presented for shareholder approval.

Proposal 1: To adopt the Sensytech, Inc. 2002 Stock Incentive Plan.  The results as tabulated by the inspector of election were:

                                                                     Abstentions and Broker
     Number of Votes "For"         Number of Votes "Against"               Non-Votes
     ---------------------         -------------------------               -----------
           2,468,668                        259,206                          17,215

Proposal 2: To approve an amendment to Sensytech, Inc. Certificate of
            Incorporation to increase the number of authorized shares of common stock from 5,000,000 shares to 25,000,000 shares. The results as tabulated by the inspector of election were:

                                                                     Abstentions and Broker
     Number of Votes "For"         Number of Votes "Against"               Non-Votes
     ---------------------         -------------------------               -----------
           3,229,970                        231,732                           6,976

There were 4,053,723 shares outstanding on the date of record of March 30, 2002.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.  The Company has no exhibits during this period.

Reports on Form 8-K. The Company did not file any reports on Form 8-K during this period.

                                  SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SENSYTECH, INC.

August 14, 2002                         By:  /s/ S. Kent Rockwell
                                            --------------------------
                                            S. Kent Rockwell
                                            Chairman, Chief Executive Officer
                                            & President


                                        By:  /s/ Donald F. Fultz
                                            --------------------------
                                            Donald F. Fultz
                                            Treasurer, Vice President and
                                            Chief Financial Officer