Form 10-K
period 2002-09-30
SENSYTECH INC
filed 2002-12-23
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

     [X] Annual Report Pursant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2002

     [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______to ______

Commission File Number 000-08193

            SENSYTECH, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	38-1873250
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8419 Terminal Road, Newington, Virginia 22122-1430
(Address of principal executive offices) (Zip Code)

     Registrant’s telephone number, including area code (703) 550-7000

     Securities registered pursuant to Section 12(b) of the Act:

Name of Exchange on
Title of Class	Which Registered
Common Stock, par value $.01 per share	NASDAQ National Market

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed `by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ✓        No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.
[ ]

     As of December 16, 2002, there were 6,418,478 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding. The aggregate market value of the voting and non-voting shares of the Common Stock held by non-affiliates as of December 16, 2002, was approximately $42,938,110.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report incorporates by reference specific portions of the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on February 18, 2003.

SENSYTECH, INC. AND SUBSIDIARIES

For the Fiscal Year Ended September 30, 2002
______

TABLE OF CONTENTS

	PART I

1.	Business	4

2.	Properties	12

3.	Legal Proceedings	13

4.	Submission of Matters to a Vote of Security Holders	13
	Supplemental Item. Executive Officers of the Registrant	13

	PART II

5.	Market for the Registrant's Common Equity and Related Stockholder Matters	14

6.	Selected Financial Data	15

7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	17

8.	Financial Statements and Supplementary Data	26

9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	51

	PART III

10.	Directors and Executive Officers of the Registrant	52

11.	Executive Compensation	52

12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	52

13.	Certain Relationships and Related Transactions	52

14.	Controls and Procedures	52

	PART IV

15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	52

	Signatures	54

	Certifications Pursuant to Rules 13a-14 and 15d-14
	of the Securities Exchange Act of 1934	55

ITEM 1. BUSINESS

     We are a Delaware corporation, which resulted from the merger of Daedalus Enterprises, Inc., which was organized in 1968, and S.T. Research Corporation, which was organized in 1972. These two corporations merged on June 9, 1998, thus creating our company. On October 3, 2001 we acquired certain assets of FEL Corporation for $400,000, and on February 1, 2002, our wholly-owned subsidiary, ST Production Systems, Inc. acquired the operating assets and assignment of certain defense contracts of FEL Corporation for an aggregate purchase price of approximately $2,050,000.

     We are a designer, developer and manufacturer of electronics and technology products for the defense and intelligence markets. Specifically, we specialize in integrated passive surveillance, communications and data links, electronic countermeasures and threat simulator systems, and airborne imaging and scanning systems. Our customers include the U.S. Department of Defense, other U.S. federal government agencies, major domestic prime defense contractors (such as Lockheed Martin Corporation and L-3 Communications Corporation), foreign governments and agencies and foreign defense contractors. Many of our products are used in national defense programs for the U.S. federal government intelligence community and approved international customers. As a result, approximately 80.4% of our revenues for the year ended September 30, 2002 were derived from U.S. federal agencies.

     Our products can be found on virtually every U.S. Navy surface and sub-surface combatant, as well as certain international surface combatants. These include major military platforms such as the SSN-688 Los Angeles class, SSN-21 Seawolf class and SSN-774 Virginia class submarines, all U.S. aircraft carriers, MK-V patrol boats, Cyclone class coastal patrol boats, certain U.S. Coast Guard vessels, NASA U-2 aircraft and U.S. special missions aircraft. Our reputation for engineering excellence has allowed us to develop long-term relationships across the defense and intelligence markets. As a result, for the year ended September 30, 2002, approximately 80.0% of our revenues were generated from contracts for which we are the prime contractor, while approximately 62.1% of our revenues were generated from sole or single source contracts. Single source contracts are contracts under which the purchaser purchases products only from us, although other suppliers exist, while sole source contracts are contracts under which the purchaser purchases products from us that only we can supply.

     At September 30, 2002, we employed approximately 201 people, 149 of whom held security clearances and 69 of whom were engineers. For the fiscal year ended September 30, 2001, we generated revenues of $16,391,000 and net income of $1,224,000. For the year ended September 30, 2002, we generated revenues of $32,290,000 and net income of $2,189,000. Our total funded backlog has increased significantly over the past year from $5,547,000 at September 30, 2001 to $29,571,000 at September 30, 2002.

     On November 22, 2002, the Company sold 2 million shares of common stock for net proceeds after costs and underwriter’s commissions of $14,520,000. On December 12, 2002 the underwriters exercised their overallotment option, which provided net proceeds to the Company of $2,232,000 from the sale of an additional 300,000 shares.

The Company operates through three business segments described below.

DEFENSE SYSTEMS GROUP

This group designs, develops, manufactures and supports products which intercept, analyze, classify, identify, locate and track microwave signals from radars and weapons which may originate from potentially hostile sources. It provides communication data links and remote targeting systems and provides equipment and systems, that are used to carry out defensive measures against hostile signals or their sources to protect high value assets. The group’s systems are used on military platforms, such as ships, submarines, patrol aircraft, as well as at ground installations. Included in this group are the programs acquired through our February 2002 acquisition of the operating assets of FEL Corporation, which we operate through our ST Production Systems, Inc. subsidiary. For the fiscal year ended September 30, 2001, approximately 69.2% of our revenues came from this group, while for the year ended September 30, 2002, approximately 55.9% of our revenues came from this group.

COMMUNICATIONS GROUP

This group designs, develops, manufactures and supports products which intercept signals and analyze communications in a variety of transmission media, and then identify and locate the sources of these signals and communications. These systems are generally used by operators on board aircraft, ships and ground installations to intercept various kinds of transmissions over established communications networks. For the fiscal year ended September 30, 2001, approximately 22.2% of our revenues came from this group, while for the year ended September 30, 2002, approximately 32.5% of our revenues came from this group.

IMAGING GROUP

This group designs, develops, manufactures and supports products that are installed on special purpose aircraft and land vehicles and use multispectral, infrared, and light imaging systems to perform remote surveys. Applications of this technology include environmental pollution, facility inspection, utility monitoring, surface mineral exploration and other special purpose inspections where on-site inspections are not possible or desirable. For the fiscal year ended September 30, 2001, approximately 8.6% of our revenues came from this group, while for the year ended September 30, 2002, approximately 11.6% of our revenues came from this group.

Research and Development

     We believe that our continued success depends, in a large part, on our ability to develop new technology and apply new technology developed by others to solve the problems of our customers. Funding for the development of new or improved products and systems comes in part from internally sponsored research, with the majority of this funding coming from specifically designated development contracts. Our total research and development expenditures consist of the following for the years ended September 30:

	2002	2001	2000

Internal research and development	$794,000	$892,000	$932,000
Customer-funded development	620,000	7,958,000	10,364,000

Total	$1,414,000	$8,850,000	$11,296,000

     Presently our customer-funded program is for the development of the MIL-ADF Submarine Antenna System.

Backlog

Our backlog consist of the following for years ended September 30:

	2002	2001	2000

Funded	$29,571,000	$5,547,000	$5,550,000
Unfunded	—	337,000	1,483,000

Total	$29,571,000	$5,884,000	$7,033,000

     We define backlog as the funded and unfunded amount provided in our contracts less previously recognized revenue. Contract options are estimated separately and not included in backlog. Backlog does not include the value of contracts where we have been given permission by the customer to begin or continue working, but where a formal contract or contract extension has not yet been signed.

     Our funded backlog does not include the full value of our contracts, because Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years.

     Changes in the amount of our backlog and funded backlog may vary as a result of the execution of new contracts or the extension of existing contracts, exercise of options, reductions from contracts that end or are completed, reductions from the early termination of contracts, and adjustments to estimates of previously included contracts. Changes in the amount of our funded backlog are also affected by the funding cycles of the government. For the same reasons, we believe that period-to-period comparisons of backlog and funded backlog are not necessarily indicative of future revenues that we may receive.

     Some of our contracts can be extended or increased at the option of the customer. As of September 30, 2002, the potential value of these options, if exercised by the customer, is approximately $13,050,000. We anticipate that a portion of the options will be exercised during the calendar years 2003 through 2008. However, we have no way of knowing whether any of the options will be exercised, or if they are exercised, what the value of any additional order would be.

Government Contracts

     During the fiscal year ended September 30, 2002, approximately 80.4% of our revenues were attributable to contracts with various departments and agencies of the U.S. federal government or subcontracts with its prime contractors. The funding of government programs is subject to Congressional appropriations. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis, even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations.

     Generally, government contracts are subject to oversight audits by government representatives. Provisions in these contracts permit termination, in whole or in part, without prior notice, at the government’s convenience. Compensation in the event of a termination is limited to work completed at the time of termination. In the event of termination, the contractor will receive a certain allowance for profit on the work performed. In addition, all contracts with the federal government contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts, including rights that allow the government to:

•	terminate existing contracts for convenience, which affords the federal government the right to terminate the contract in whole or in part anytime it wants for any reason or no reason, as well as for default;

•	reduce or modify contracts or subcontracts, if its requirements or budgetary constraints change;

•	cancel multi-year contracts and related orders, if funds for contract performance for any subsequent year become unavailable;

•	claim rights in products and systems produced by us;

•	adjust contract costs and fees on the basis of audits completed by its agencies;

•	suspend or debar us from doing business with the U.S. federal government; and

•	control or prohibit the export of our products.

     Our U.S. federal government contracts include fixed-price contracts, cost reimbursement contracts, including, cost-plus-fixed-fee, cost-plus-award fee, and cost-plus-incentive fee, and time and material contracts.

•	Fixed-price. These contracts are not subject to adjustment by reason of costs incurred in the performance of the contract. With this type of contract, we assume the risk that we will be able to perform at a cost below the fixed-price, except for costs incurred because of contract changes ordered by the customer.

•	Cost-reimbursement.

•	Cost-plus-fixed-fee contracts are cost-reimbursement contracts that provide for payment to us of a negotiated fee that is fixed at the inception of the contract. This fixed fee does not vary with actual cost of the contract, but may be adjusted as a result of changes in the work to be performed under the contract. This contract poses less risk than a fixed price contract, but our ability to win future contracts from the procuring agency may be adversely affected if we fail to perform within the maximum cost set forth in the contract.

•	A cost-plus-award-fee contract is a cost reimbursement contract that provides for a fee consisting of a base amount (which may be zero) fixed at inception of the contract and an award amount, based upon the government’s satisfaction with our performance under the contract. With this type of contract, we assume the risk that we may not be awarded the award fee, or only a portion of it, if we do not perform satisfactorily.

•	A cost-plus-incentive-fee contract is a cost-reimbursement contract that provides for an initially negotiated fee to be adjusted later by a formula based on the relationship of total allowable costs to total target costs. As is the case with all cost-reimbursement contracts, we assume the risk that, if our costs are not allowable under the terms of the contract or applicable regulations, we may not be able to recover these costs.

•	Time-and-Materials. These contracts require us to deliver services on the basis of direct labor hours at specified fixed hourly rates that include all our direct and indirect costs, such as wages, overhead, general and administrative expenses, and profit, and other materials at cost. With respect to these contracts, we assume the risk that we will be able to perform these contracts at these negotiated hourly rates.

     We are subject to various statutes and regulations governing government contracts generally and defense contracts specifically. These statutes and regulations carry substantial penalty provisions including suspension or debarment from government contracting or subcontracting for a period of time, if we are found to have violated any of these regulations. Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, government security regulations, employment practices, the protection of the environment, the accuracy of records, and the recording of costs. We carefully monitor all of our contracts and contractual efforts to minimize the possibility of any violation of these regulations.

     As a government contractor, we are subject to government audits, inquiries and investigations. We have experienced minimal audit adjustments over the past ten years. The Defense Contract Audit Agency has completed its audit of our contracts through the fiscal year ended September 30, 1998. We are still subject to adjustment on our performance during subsequent years.

     We believe that the passive surveillance markets in which we participate will continue to be important in future years, as the military branches and intelligence agencies continue to rely upon technological advances for defense and intelligence purposes. We cannot assure you, however, that federal appropriations will continue to exist at their current levels or that our products will be utilized in the future.

Competitive Strengths

     We believe we are well-positioned to address the requirements of our customers in the intelligence community and Department of Defense because we possess the following key competitive strengths:

•	Significant Supplier to Domestic and Allied Intelligence Agencies. Approximately 26.7% of our revenues for the year ended September 30, 2002 was derived from classified programs of the U.S. federal government and U.S. approved international customers. These programs tend to have higher margins and are generally awarded to a small group of suppliers. Given our expertise and track record with these customers, we believe we are well-positioned to take advantage of the heightened awareness and expected increase in spending for intelligence activities in the wake of the September 11 attacks.

•	Employees with Security Clearances. The strict security clearance requirements for personnel who work on classified programs for the intelligence community and Department of Defense severely limits the number of suppliers that are allowed to bid on those types of programs. Companies wishing to bid on such programs must have employees who have completed the lengthy process necessary to obtain a security clearance. This process requires a candidate to be sponsored by the government for a particular purpose, entails extensive background investigations that typically take between six months to a year and, for restricted access clearance, may require successful completion of polygraph testing. As of September 30, 2002, 149 of our 201 employees have government security clearances, with approximately 20% holding Top Secret/ Sensitive Compartmented Information (TS/SCI) security clearances.

•	Engineering and Design Expertise. We have a successful track record of providing our customer needs as demonstrated by our long-term relationships with many of our largest customers. Our predecessor companies and we have provided high quality technical solutions in the intelligence gathering and electronic warfare areas for the Navy and other defense departments for over 25 years. At September 30, 2002, we employed 69 engineers, who represented approximately 34% of our workforce. Since October 1, 1998, we have spent approximately $29.8 million in both customer funded as well as independent research and development.

•	Established Sole-Source Contract Relationships. We received approximately 62.1% of our revenues for the year ended September 30, 2002 from sole or single source contract relationships. These relationships provide us with opportunities to proactively prepare for and develop follow-on program opportunities through upgrades, new versions of products and additional product sales. We also believe these sole or single source relationships create significant advantages in technology, time to market and start-up costs. This affords us market protection relative to new entrants or competitors. Most of our sole source relationships exist with agencies or departments of the U.S. federal government, so the terms of those contracts are consistent with normal federal government procurement, including provisions for termination for convenience, which allows the U.S. federal government to terminate the contracts at any time for any reason.

•	Experienced Management Team. Our executives provide us with extensive experience in supporting the intelligence community and Department of Defense. Each of our executive officers has more than 20 years experience in the intelligence and Department of Defense marketplace. With their knowledge, valued relationships and reputations, our management plays a key role in building and sustaining our customer base.

Business Strategy

     Our objective is to profitably grow our business as a premier provider of high quality and state of the art intelligence gathering and electronic warfare technology, products and systems. Our strategies for achieving this objective include:

•	Expanding Our Customer Base. We intend to capitalize on our long-term relationships with our customers and our reputation within the intelligence community and Department of Defense to attract new customers within those communities. We believe we have a successful performance record and demonstrated technical expertise that gives us credibility with prospective customers and enhances our ability to be successful in bidding on follow-on contracts. As our revenues base grows through internal growth as well as acquisitions, we intend to seek larger contracts, which have historically been awarded to larger suppliers.

•	Targeting High Growth Segments of the Market. We believe the projected growth in government intelligence gathering and electronic warfare technology products and services spending will offer opportunities for development and delivery of advanced technology solutions for defense and intelligence agencies. We intend to expand our product and service offerings in these areas, particularly where there is a possibility for significant long-term sales. We believe that friendly foreign governments would like to increase their capabilities in these areas, as the events of September 11 have global security implications.

•	Attracting and Retaining Highly Skilled Personnel. We intend to continue to attract and retain skilled professionals to ensure we have the capabilities to fulfill our customers’ requirements. We target candidates who have served in the military or as civilian experts in the intelligence community and Department of Defense, and believe we can continue to retain our employees by offering competitive compensation and by providing opportunities for career growth through company-supported education programs and involvement in diverse and challenging engineering developments.

•	Leveraging Customer Funded Research and Development. Many of our products were or are being developed through funding provided by the customer in the form of research and development contracts. While these contracts tend to be relatively small, they contain provisions for the customer to exercise multi-year options that increase the values of these programs significantly should the customer decide to go into full production. Since October 1, 1998, the U.S. federal government has provided us with approximately $26.4 million under such development contracts. Some of our contracts can be extended or increased at the option of the customer.

•	Pursuing Strategic Acquisitions. We plan to enhance our internal growth by selectively pursuing strategic acquisitions of businesses that can cost-effectively broaden our technology expertise and our product offerings. We are primarily focused on acquiring businesses that provide value-added solutions for the intelligence community and Department of Defense, but will also consider opportunities to acquire other businesses where we can utilize our reputation and experienced management team to expand our core business areas.

Export Sales

     Export sales are not a significant part of our revenues at this time, but it is our intention to try to expand them. However, because most of our products are classified to one degree or another, we must obtain export licenses from the U.S. federal government to be able to sell them outside of the United States, even to close allies. The granting of the export licenses is solely at the discretion of the U.S. federal government, which can also cancel them at any time. Thus, our ability to expand export sales is partly dependent upon the willingness of the U.S. federal government to grant export licenses for our products as we request them.

Employees

     At September 30, 2002, we employed 201 people, 69 of whom have engineering degrees while 149 have security clearances. Our continued success depends upon our ability to attract and retain highly skilled employees. We believe we are successful in retaining our employees by offering a competitive salary structure, attractive incentive compensation and benefits programs, career growth opportunities, flexible work assignments and the opportunity to perform mission-critical services, often in classified environments. Our current employees are offered an opportunity to respond to new job opportunities before we pursue external recruiting. We consider our relations with employees to be good, and we have never had a work stoppage. The former FEL Corporation employees were represented by a union, which has asked our subsidiary in Farmingdale, New Jersey to negotiate a contract. Our subsidiary is considering the request. However, we do not believe that the outcome of any discussion with the union will have a materially adverse impact on us.

Environmental

     We have incurred no material costs in the past two years related to environmental issues.

ITEM 2. PROPERTIES

     We believe that our leased facilities are suitable for the operations we have in each of them. Each facility is well maintained and capable of supporting higher levels of revenue. The table below sets forth certain information about our principal facilities.

	Estimated			Principal
Address	Square Feet	Lease Term	Description	Activity

8419 Terminal Road Newington, VA 22122	67,220	Leased, Expiration Date: 6/30/2014	Two 1-story and one partial 2-story adjacent block buildings. Buildings are in an industrial park	Engineering/ Manufacturing/ Administration

300 Parkland Plaza Ann Arbor, MI 48103	12,419	Leased, Expiration Date: 11/30/2003	One-story facility in a research park	Engineering/ Manufacturing/ Administration

100 Central Avenue Farmingdale, NJ 07727	147,000	Leased, Expiration Date: 1/31/2004	One-story facility in an industrial park	Engineering/ Manufacturing/ Administration

3883 Via Pescador Suite D Camarillo, CA 93012	5,318	Leased, Expiration Date: 12/31/2003	One-story facility in an industrial park	Engineering/ Manufacturing/ Administration

847 Airport Road Dunbar, PA	8,900	Leased, Expiration Date: 4/21/2007	One-story facility	Engineering/ Manufacturing/ Administration

     Our facilities in Newington, Virginia; Ann Arbor, Michigan; Camarillo, California; Farmingdale, New Jersey; and Dunbar, Pennsylvania are equipped with equipment used for the design, development and manufacture of our products. Our facilities in Newington include a sensitive compartmented information facility, anechoic chamber, secure test areas, environmental equipment, antennas, as well as general-purpose equipment required to manufacture and test our products.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to, nor is any of its property the subject of any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holder during the fourth quarter of the Company’s fiscal year ended September 30, 2002.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the Executive Officers of the Registrant, including their names, ages and offices held, as of December 16, 2002.

Name	Age	Position with Registrant

S. Kent Rockwell	58	Chairman of the Board since 2000 and Chief Executive Officer since 1998
David A. Smith	50	President and Chief Operating Officer since June, 2002
Donald F. Fultz	49	Vice President, Chief Financial Officer and Treasurer since 2000
Delano Esguerra	62	Vice President of Business Development since 2001
Jack Sweet	63	Vice President of Customer Relations since February, 2002
James D. Ross	40	Vice President of the Communications Group since 2000

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Effective November 20, 2002, the Company’s common stock is traded on The Nasdaq National Market under the symbol “STST”. Prior to that time, it was traded on the Nasdaq SmallCap Market.

     The following table sets forth the range of high and low actual sales prices of our common stock on The Nasdaq SmallCap Market for the periods indicated.

	High	Low

Fiscal 2002
Fourth Quarter	$10.12	$6.81
Third Quarter	10.46	8.00
Second Quarter	9.49	5.85
First Quarter	9.23	5.35

Fiscal 2001
Fourth Quarter	$7.55	$3.97
Third Quarter	4.50	3.00
Second Quarter	5.00	3.25
First Quarter	4.50	3.25

     There were 228 registered holders of our common stock on December 16, 2002. On December 16, 2002, the closing sale price of our common stock on The Nasdaq National Market was $9.40 per share.

DIVIDEND POLICY

     We have not paid any dividends on our common stock during the last two fiscal years or during the current fiscal year. Our line of credit prohibits us from paying cash dividends to holders of our common stock. Further, we currently intend to retain any earnings of our company for the future operation and growth of our business. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. However our board of directors, in its discretion, may decide to declare a dividend at an appropriate time in the future. A decision to pay a dividend would depend, among other factors, upon our results of operations, financial condition and cash requirements and the terms of our credit facility and other financing agreements at the time such a payment is considered.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth the selected consolidated statement of earnings data, balance sheet data for each of the periods indicated. The selected financial data for the years ended September 30, 2002, 2001, 2000, 1999, and 1998 are derived from our audited consolidated financial statements and related notes.

     The selected financial data is presented below and should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10K.

	Years Ended September 30

	2002	2001	2000	1999	1998 (2)

	(in thousands, except per share data)
Consolidated Statement of Earnings Data:

Contract revenues	$32,290	$16,391	$22,706	$26,424	$21,927

Costs and expenses
Cost of revenues	24,855	11,744	16,195	19,237	18,522
General and administrative expenses	3,782	2,901	3,974	4,251	3,424
Restructuring costs (1)	—	—	—	—	1,096

Total costs and expenses	28,637	14,645	20,169	23,488	23,042

Income (loss) from operations	3,653	1,746	2,537	2,936	(1,115)

Other income (expenses)
Interest (expense) income, net	(4)	141	116	(40)	(197)
Other income, net	60	116	39	—	—

Income (loss) before income taxes	3,709	2,003	2,692	2,896	(1,312)
Income tax (provision) benefit	(1,520)	(779)	(1,026)	(1,207)	490

Net income (loss)	$2,189	$1,224	$1,666	$1,689	$(822)

Earnings (loss) per share
Basic	$0.54	$0.31	$0.42	$0.42	$(0.27)

Diluted	$0.52	$0.30	$0.40	$0.40	$(0.27)

	As of Septemer 30,

	2002	2001	2000	1999	1998

Consolidated Statement of Earnings Data:

Cash and cash equivalents	$700	$4,362	$1,512	$3,076	$112
Total assets	$25,852	$13,766	$14,384	$13,787	$14,424
Total debt	$2,900	—	$38	$111	$2,426
Stockholder’s equity	$14,666	$11,986	$10,754	$9,112	$7,307

	As of Septemer 30,

	2002	2001	2000	1999	1998

Other Data
Backlog (3)	$29,571	$5,884	$7,033	$17,106	$22,600

1)	During fiscal 1998, we recorded restructuring charges of $1,096,000 in connection with ongoing operations. The restructuring combined, integrated and reengineered our processes, policies and procedures. Costs incurred consisted primarily of severance cost and other employee benefit, professional fees and relocation expenses.

2)	On June 9, 1998, ST Research acquired Daedalus Enterprises in an acquisition whereby the outstanding ST Research shares were converted into approximately 86.5% of the issued and outstanding shares of Daedalus Enterprises. As part of this overall transaction, Daedalus Enterprises changed its name to Sensytech, Inc. While Daedalus Enterprises was the legal acquirer, the acquisition was accounted for as a reverse acquisition whereby ST Research was deemed to have acquired Daedalus Enterprises for financial accounting purposes. The operations of the former Daedalus Enterprises business were included in the financial statements from the date of acquisition. In connection with the acquisition, we changed our fiscal year end from July 31 to September 30, which was the fiscal year end of ST Research.

3)	We define backlog as the funded and unfunded amounts provided in our contracts, less previously recognized revenue.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes.

Forward-looking Statements

     Statements in this filing which are not historical facts are forward-looking statements under the provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. These statements are based upon numerous assumptions about future conditions that could prove not be accurate. Actual events, transactions or results described in such statements. The Company’s ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. In addition to those specifically mentioned above, such risks are uncertainties include, but are not limited to, the existence of demand for, and acceptance of the Company’s projects and services, regulatory approvals, expert approvals, economic conditions both domestically and internationally, the impact of competition and pricing, results of financing efforts and other factors affecting the Company’s business that are beyond the Company’s control. All of forward-looking statements should be considered in light of these factors. You should not put undue reliance on any forward-looking statements The Company undertakes no obligation to update these forward-looking statements to reflect new information, future events or otherwise, except as provided by law.

Overview

     We are a designer, developer and manufacturer of electronics, communications and technology products for the defense and intelligence markets. Specifically, we specialize in integrated passive surveillance, communications and data links, electronic countermeasures and threat simulators, and airborne imaging and scanning systems. Our products are developed for use primarily by U.S. federal government customers and U.S. approved foreign governments, including U.S. defense and intelligence agencies, foreign governments agencies, and civilian agencies.

     A substantial portion of our revenues is derived from contracts with the U.S. federal government. For the fiscal years ended September 30, 2002, and September 30, 2001, approximately 80.4% and 88.9%, respectively, of our revenues were derived from contracts with the U.S. federal government. For these same periods, approximately 80.0% and 44.1%, respectively, of our revenues were generated from contracts for which we were the prime contractor, and approximately 62.1% and 97.3%, respectively, of our revenues were generated from sole or single source contracts. Single source contracts are contracts under which the purchaser purchases products only from us, although other suppliers exist, while sole source contracts are contracts under which the purchaser purchases products from us that only we can supply. The percentage reduction in sole or single source contracts is the result of classifying all revenues of ST Production Systems, Inc., which is our subsidiary that holds the assets we acquired from FEL Corporation in February 2002, as derived from competitive contracts. In addition during these time periods, approximately 26.7% and 21.2%, respectively, of our revenues were generated from contracts relating to classified programs of the U.S. federal government and select international contracts.

     To estimate revenues for performance under U.S. federal government fixed-price and cost-reimbursement contracts, including customer-funded research and development, we use the percentage of completion method of accounting under which estimated revenues are determined on the basis of completion to date (i.e., the total contract amount multiplied by percent of performance to date less revenue value recognized in previous periods). We record revenues under cost-reimbursement contracts as costs are incurred and we include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. We increase or decrease fees under certain U.S. federal government contracts in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. We include such incentive fee awards or penalties, which historically are not material, in revenues at the time the amounts can be determined reasonably. We recognize anticipated losses at the time they become known. Our future operating results may be affected if actual contract costs incurred differ from our current estimates of total contract costs.

     Our revenues are primarily derived from fixed-price contracts, under which we perform specific tasks for a fixed price. Under fixed-price contracts we assume the risk of cost overruns and receive the benefit of cost savings. All of our U.S. federal government contracts, whether we are the prime contractor or a subcontractor, are subject to audit and cost controls. As a result, the U.S. federal government contracting authorities typically have the right to object to our costs as not allowable or as unreasonable, which can result in our bearing all or a portion of these costs ourselves rather than recovering them from the U.S. federal government.

     We expense operating costs such as cost of revenues, general and administrative, independent research and development expenses, and bid and proposal costs in the period incurred. The major components of these costs are compensation, materials, and overhead. Intangible assets are amortized over their useful lives.

     Our results of operations, particularly our revenues, gross profit and cash flow, may vary significantly from period to period depending on a number of factors, including the progress of contract performance, revenues earned on contracts, the timing of customer orders and billing of other direct costs, the commencement and completion of contracts during any particular quarter, the timing of government contract awards, the term of each contract that we have been awarded, foreign budget reallocations, currency fluctuations, and general political and economic conditions. Because a significant portion of our expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity, as well as in the number of contracts commenced or completed during any period may cause significant variations in operating results. As a result of the factors above, period-to-period comparisons of our revenues and operating results may not be meaningful.

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

Revenues. Revenues increased $15,899,000, or 97.0% to $32,290,000 for the year ended September 30, 2002 from $16,391,000 for the year ended September 30, 2001. The increase was due primarily to new contract awards in the Communications Group and the Imaging Group of approximately $9,184,000, in addition to revenues attributable to ST Production Systems, Inc., the subsidiary that holds the assets we acquired from FEL Corporation and which we include as part of our Defense Systems Group, of approximately $10,896,000 since the date of the FEL asset acquisition. This increase was partially offset by a decrease in other Defense Systems Group revenue of $4,181,000. For the year ended September 30, 2002 we derived, directly or indirectly, 80.4% of our revenue primarily from federal agencies in the intelligence community and the Department of Defense, compared to 88.9% year ended September 30, 2001. For the year ended September 30, 2002, our four largest revenue producing contracts were the AN/SLQ-25A Surface Ship Torpedo Defense System, the AN/SLQ-4A Radio Terminal Set, the AN/BLQ-10 (V)1 and (V)2, and Hyperspectral Imaging System which contributed 36.4% of revenue.

Customer funded development which is included in revenue decreased $7,338,000 or 92.2% to $620,000 for the year ended September 30, 2002 from $7,958,000 for the year ended September 30, 2001. The decrease resulted from the U.S. Navy cancellation of the Advanced Integrated Electronic Warfare System, for which Lockheed Martin was the prime contractor. Consistent with U.S. Navy direction, all subcontractors to Lockheed Martin for this program were, in turn, cancelled to achieve an orderly shut down of the program. Our subcontract with Lockheed Martin for development of portions of the system was cancelled at this time.

For the year ended September 30, 2002, we derived approximately 15.7% of our revenues from contracts with U.S. approved foreign countries. Our foreign sales contracts require payment in US dollars, so we are not affected by foreign currency fluctuations. We intend to increase the amount of foreign sales we make in the future.

Cost of revenues. Cost of revenues increased $13,111,000, or 111.6%, to $24,855,000 for the year ended September 30, 2002 from $11,744,000 for the year ended September 30, 2001. The increase was attributed to costs associated with the revenues generated by ST Production Systems, Inc., which has higher associated costs than the revenues generated in our Communications and Imaging Groups. Cost of revenues as a percentage of revenues increased to 77.0% for the year ended September 30, 2002 from 71.6% for the year ended September 30, 2001.

General and administrative expenses. General and administrative expenses increased $881,000, or 30.4%, to $3,782,000 for the year ended September 30, 2002 from $2,901,000 for the year ended September 30, 2001. The increase was due principally to the added salaries and related benefits of new employees hired for ST Production Systems, Inc. of approximately $291,000 and to increases in salaries and benefits to our existing employees.

For the year ended September 30, 2002, internal research and development was $794,000 compared to $892,000 for the year ended September 30, 2001 and represented 21.0% and 30.7% of general and administrative expense, respectively.

Interest income and interest espense. Net interest income decreased $143,000 or 101.4% to net interest expense of $4,000 for the year ended September 30, 2002, from $141,000 of net interest income for the year ended September 30, 2001. The decrease was the result of lower invested balances, lower rates of return on investments during 2002 and interest expense of $32,000 incurred on our line of credit.

Other Income. Other income decreased $56,000, or 48.3%, to $60,000 for the year ended September 30, 2001. The decrease was primarily due to sublease income of $78,000 in fiscal 2002 compared to $112,000 in fiscal 2001.

Income tax expense. Income tax expense consists of federal and state income taxes. Income tax expense increased $741,000 or 95.1% to $1,520,000 for the year ended September 30, 2002, from $779,000 for the year ended September 30, 2001. The increase was primarily due to increased and improved profitability in 2002. Our effective tax rate was 41% for the years ended September 30, 2002 and 2001, respectively. Our effective tax rate varies from the federal statutory rate primarily due to state taxes and other nondeductible expenses.

Net income. Net income increased $965,000 or 78.8% to $2,189,000 for the year ended September 30, 2002, from $1,224,000 for the year ended September 30, 2001. The increase was the result of an increase in revenues that was partially offset by an increase in costs and expenses.

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

Revenue. Revenue decreased $6,315,000, or 27.8%, to $16,391,000 for the year ended September 30, 2001 from $22,706,000 for the year ended September 30, 2000. The decrease primarily resulted from the completion of two significant production contracts, and the delay in receipt of planned international contracts for the Defense Systems, Communications and Imaging Groups.

Customer-funded development, which is included in revenue, decreased $2,406,000, or 23.2%, to $7,958,000 for the year ended September 30, 2001 from $10,364,000 for the year ended September 30, 2000. The decrease in customer-funded development was consistent with the reduction in revenues experienced in fiscal 2001. The customer-funded development resulted primarily from the U.S. Navy Integrated Electronic Warfare System subcontract from Lockheed Martin Corporation and other government agency contract efforts.

Cost of revenues. Cost of revenues decreased $4,451,000, or 27.5%, to $11,744,000 for the year ended September 30, 2001 from $16,195,000 for the year ended September 30, 2000. The decrease was a result of a reduction in variable costs consistent with the reduction in revenue. As a percentage of revenues, cost of revenues increased to 71.6% for the year ended September 30, 2001 from 71.3% for the year ended September 30, 2000.

General and administrative expenses. General and administrative expenses decreased $1,073,000, or 27.0%, to $2,901,000 for the year ended September 30, 2001 from $3,974,000 for the year ended September 30, 2000. The decrease was due principally to a one-time accrual for severance pay of $734,000 accrued in fiscal 2000 payable to our former president and by efficiencies gained in automating infrastructure support tools, which facilitated staff reductions begun in fiscal 2000. As a percentage of revenue, general and administrative expenses increased to 17.7% for the year ended September 30, 2001 from 17.5% for the year ended September 30, 2000.

For the year ended September 30, 2001, internal research and development was $892,000 compared to $932,000 for the year ended September 30, 2000 and represent 30.7% and 23.4% of general and administrative expenses, respectively. During 2001, major research efforts included: (a) application of processing techniques and lowcost antenna technologies to derive highly accurate direction measurements on received signals; (b) state of the art electronic developments to perform ELINT data collection and processing; and (c) advancement in software radio technology used within our core intercept equipment.

Net interest income. Net interest income increased $25,000, or 21.6%, to $141,000 for the year ended September 30, 2001 from $116,000 for the year ended September 30, 2000. The increase was due primarily to improved cash flow from operations and substantially improved cash collection activity resulting in lower accounts receivable and higher daily-invested balances.

Other income. Other income increased $77,000, or 197.4%, to $116,000 for the year ended September 30, 2001 from $39,000 for the year ended September 30, 2000. The increase was due to sub-lease income of $112,000 received for twelve months in fiscal 2001 compared to only $29,000 for four months in fiscal 2000.

Income tax expense. Income tax expense decreased $247,000, or 24.1%, to $779,000 for the year ended September 30, 2001 from $1,026,000 for the year ended September 30, 2000. Our effective income tax rate was 38.9% for the year ended September 30, 2001 and 38.1% for the year ended September 30, 2000. The rate varied from the statutory rate in fiscal 2001 primarily due to state taxes.

Net income. Net income decreased $442,000, or 26.5%, to $1,224,000 for the year ended September 30, 2001 from $1,666,000 for the year ended September 30, 2000. The decrease was the result of decreased revenues partially offset by gains in operating efficiency and interest income in fiscal 2001.

Liquidity and Capital Resources

     Our primary source of liquidity is cash provided by operations and our line of credit. Our liquidity requirements depend on a number of factors, including the timing of production under our federal government and foreign sales contracts. We had cash and cash equivalents of $700,000 at September 30, 2002, as compared to $4,362,000 at September 30, 2001. The decrease was primarily due to a shift to commercial contracts, a build-up in inventory in anticipation of contracts awards and accounts receivable during fiscal 2002.

     Cash used in operating activities was approximately $3,347,000 for the year ended September 30, 2002, compared to cash provided by operating activities of approximately $3,292,000 for the year ended September 30, 2001, a decrease of approximately $6,723,000. The primary reasons for this decrease were (1) an increase for our commercial contracts, which provide for billing only at the completion and delivery of those products, and government processing delays at our subsidiary ST Production Systems, Inc., which, together, resulted in an increase in unbilled receivables of approximately $5,103,000 and billed accounts receivable of $5,175,000 for the 2002 period over the comparable 2001 period, and (2) institution of an inventory program to take advantage of quantity discounts on components and to identify and order items requiring a longer lead time for anticipated contract awards, which resulted in an increase in inventory of approximately $2,754,000 for the 2002 period over the comparable 2001 period. We have no reason to believe that these unbilled receivables will not be paid. The decrease was partially offset by increases in accounts payable of $2,036,000 and billings in excess of cost of $2,197,000 for the 2002 period over the comparable 2001 period. The increase in inventory includes $1,566,000 for a program for the Egyptian Navy, for which Lockheed Martin Corporation is our prime contractor. Negotiations with Lockheed Martin Corporation on the terms and price for this contract have been completed. We are awaiting formal authorization to proceed from Lockheed Martin Corporation, which authorization must originate with the Egyptian government. We had been advised that final approval to proceed would be received by September 1, 2002, but this date has now been revised to December 31, 2002. Although we have no reason to believe that the contract is in jeopardy, given the delays experienced, we cannot, with any certainty, plan on a contract notice to proceed until sometime after December 31, 2002.

     The remainder of the increase in the inventory is comprised of the following: (a) two WBR-2000 threat warning system components of $833,000, (b) other long lead time materials and components of $415,000, and (c) a decrease of $60,000 of the inventory related to contracts acquired from FEL, which is reported under cash used in investing activities. The acquisition of FEL materially affected the inventory at September 30, 2002, but we do not anticipate a material build-up as a result of the acquisition in the future.

     Cash provided by operating activities for the year ended September 30, 2001 was $3,292,000, while for the year ended September 30, 2000 cash used in operating activities was $544,000. For the year ended September 30, 2001, cash provided by operating activities was generated primarily from net income of $1,224,000 and a decrease in receivables and unbilled contract costs of $2,446,000. For the year ended September 30, 2000, the cash used in operating activities was primarily the result of an increase in receivables, net of unbilled amounts, of $850,000 and an overdeposit of federal and state income taxes of $1,412,000, offset by net income of $1,666,000.

     Cash used in investing activities was approximately $3,447,000 during the year ended September 30, 2002, compared to approximately $290,000 for the year ended September 30, 2001, an increase of approximately $3,157,000. The primary reasons for the increase were the acquisition of the government contracting business of FEL Corporation and acquisition related expenses of approximately $2,022,000 and the acquisition of other property and equipment for approximately $1,425,000. Cash used in investing activities for the year ended September 30, 2000 was $784,000. For fiscal 2001 and fiscal 2000, investing activity related to the acquisition of property and equipment.

     Cash provided by financing activities was approximately $3,132,000 during the year ended September 30, 2002, compared to cash used in financing activities of approximately $152,000 for the year ended September 30, 2001, an increase of $3,368,000. The increase primarily resulted from the net draws and repayments on our line of credit of approximately $2,900,000 and receipt of proceeds from stock option exercises of approximately $316,000. Cash used in financing activities for year ended 2000 was $236,000. In fiscal 2001 and fiscal 2000, cash used in financing activities was primarily the result of payments for the purchase of treasury stock.

     We entered into a line of credit and related note payable with Bank of America on February 28, 2001. The line of credit was originally for a one-year term and was for $5,000,000. Prior to its expiration, we renewed the line of credit and the amount available under the line of credit was increased to $10,000,000. The line of credit is available to us to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes. The line of credit bears interest at either Bank of America’s base interest rate or the London Interbank Offering Rate (LIBOR) plus 225 basis points and matures on February 28, 2003. The line of credit was increased to $10,000,000 to accommodate stand-by letters of credit for anticipated international contracts. Under the line of credit, we may borrow the lesser of a defined percentage of accounts receivable under ninety days or $10,000,000. As of November 30, 2002, there was $4,955,000 outstanding under our line of credit. We have given the lender a security interest in substantially all of our assets to secure the debt under our credit facility. If the lender declares amounts outstanding under the credit facility to be due, the lender could proceed against those assets.

     We believe our existing funds, cash we generate by operations, and amounts available for borrowings under our line of credit will be sufficient to meet our current working capital needs.

     On November 22, 2002 the Company sold 2 million shares of common stock for net proceeds after costs and underwriter’s commissions of $14,520,000. On December 12, 2002 the underwriter’s exercised their overallotment option which provided net proceeds to the Company of $2,232,000 from the sale of an additional 300,000 shares.

Contractual Obligations and Commitments

Contractual Cash Obligations (in thousands)

		Due in	Due in	Due in	Due in	Due in
	Total	2003	2004	2005	2006	2007	Thereafter

Operating leases	$7,266	$906	$665	$537	$541	$539	$4,078
Line of credit	2,900	2,900	—	—	—	—	—

	$10,166	$3,806	$665	$537	$541	$539	$4,078

Other Commercial Commitments (in thousands)

	Total	Less than 1 Year	1-3 Years

Letters of credit	$2,930	$930	$2,000

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial position and results of operations.

Revenue recognition
 Most of our sales are generated under U.S. Federal government fixed-price and cost-type contracts, which require revenue recognition judgments. Revenues are primarily recognized on the percentage of completion basis. In doing so, we make important judgments in estimating revenue, cost and progress towards completion. We have an internal process where we monitor contract performance and cost on a monthly basis. Each quarter, management reviews, among other items, progress against schedule, project staffing, risks and issues, subcontract management, incurred and estimated costs, and disposition of prior action items. These judgments underlie our determinations regarding overall contract value, contract profitability, and timing of revenue recognition. Revenue and cost estimates are revised periodically based on changes in circumstances. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the effect of the revision in the period in which the facts requiring the revision become known. If the estimated cost to complete exceeds the value of the contract, a reserve for estimated loss is recognized immediately. We have no contracts for which we currently anticipate losses. At September 30, 2002, there was an increase in costs and estimated earnings in excess of billings (unbilled contract costs) on uncompleted contracts. We have no reason to believe that these amounts are not realizable.

Accounts receivable
 We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of receivables, and the reserve requirements are based on the best facts available to us. Since most of our sales are generated under U.S. Federal government contracts, our allowance for doubtful accounts is not significant.

Inventories
 We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. Inventory is generally purchased to fulfill a specific contract commitment. As discussed in the Liquidity and Capital Resources section of MD&A, at September 30, 2002, we had a $1,566,000 increase in inventory related to a program for the Egyptian Navy. Although we have no reason to believe this contract is in jeopardy, given the delays experienced, we cannot, with any certainty, plan on a contract notice to proceed until sometime after December 31, 2002.

Income taxes
 We currently have deferred tax assets resulting from net operating loss carryforwards, which will reduce taxable income in future periods. At September 30, 2002 and 2001, we did not provide a valuation allowance as we believed it was more likely than not that the remaining net deferred tax assets will be realized, principally based on forecasted taxable income.

Research and development
 We include internally funded research and development costs are included in general and administrative expenses in our consolidated income statements. Our applied research and development during the year ended September 30, 2002 focused on advanced scanning capabilities, an upgrade to a digital receiver and upgraded pulse analyzer; all of which are expected to assist in anticipated future contracts. We expensed $794,000 and $892,000 of internally funded research and development costs during the year ended September 30, 2002 and 2001, respectively.

     Accounting Pronouncements

     In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have an impact on our consolidated financial position or results of operations.

     In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which supercedes SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.

     In November 2001, the Emerging Issues Task Force (“EITF”) issued Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF No. 01-14 requires that companies report reimbursements received for out-of-pocket expenses incurred as revenue, rather than as a reduction of expenses. The provisions of EITF No. 01-14 are effective for financial statements issued for fiscal years beginning after December 15, 2001. As we have historically accounted for reimbursements of out-of-pocket expenses in the manner provided for under EITF No. 01-14. The adoption of the provision of EITF No. 01-14 did not have an impact on our consolidated financial position or results of operations.

     In June 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No.146 nullifies Emergency Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” under which a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of the statement are effective for exit or disposal activities that are initiated after December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of PricewaterhouseCoopers LLP, Independent Accountants	27
Consolidated Balance Sheets	28-29
As of September 30, 2002 and 2001
Consolidated Income Statements	30
For the years ended September 30, 2002, 2001 and 2000
Consolidated Statements of Stockholders’ Equity	31
For the years ended September 30, 2002, 2001 and 2000
Consolidated Statements of Cash Flows	32
For the years ended September 30, 2002, 2001 and 2000
Notes to Consolidated Financial Statements	33-51

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Sensytech, Inc. and Subsidiaries:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Sensytech, Inc. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
December 12, 2002

SENSYTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30

	2002	2001

CURRENT ASSETS
Cash and cash equivalents (Note 1)	$700,000	$4,362,000
Accounts receivable, net of allowance for doubtful accounts of $200,000 in 2002 and 2001	8,880,000	3,091,000
Unbilled contract costs, net (Note 3)	8,820,000	3,563,000
Refundable and prepaid income taxes	—	392,000
Inventories	3,168,000	30,000
Deferred income taxes (Note 11)	411,000	341,000
Other current assets	272,000	139,000

TOTAL CURRENT ASSETS	22,251,000	11,918,000

PROPERTY AND EQUIPMENT (Note 4)	2,608,000	1,429,000

OTHER ASSETS
Deferred income taxes (Note 11)	260,000	304,000
Intangibles, net (Note 2)	400,000	—
Other assets	333,000	115,000

TOTAL ASSETS	$25,852,000	$13,766,000

The accompanying notes are an integral part of these consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,

	2002	2001

CURRENT LIABILITIES
Line of credit (Note 5)	$2,900,000	$—
Accounts payable	2,916,000	450,000
Accrued salaries, benefits, and related expenses	2,093,000	822,000
Accrued severance pay	—	290,000
Other accrued expenses	438,000	73,000
Billings in excess of costs (Note 3)	2,342,000	145,000
Income taxes payable	497,000	—

TOTAL CURRENT LIABILITIES	11,186,000	1,780,000

Commitments and contingencies (Notes 2, 3 and 7)	—	—

STOCKHOLDERS’ EQUITY (Notes 9 and 17)
Common Stock, $.01 par value; 25,000,000 shares authorized, September 30, 2002 and 5,000,000 shares authorized, September 30, 2001; 4,239,223 and 4,085,047 shares issued and outstanding, September 30, 2002 and 2001	42,000	41,000
Additional paid-in capital	7,972,000	7,482,000
Treasury stock, at cost, 125,245 shares at September 30, 2002 and 2001 (Note 10)	(525,000)	(525,000)
Retained earnings	7,177,000	4,988,000

TOTAL STOCKHOLDERS’ EQUITY	14,666,000	11,986,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,852,000	$13,766,000

The accompanying notes are an integral part of these consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	For the Year Ended
	September 30,

	2002	2001	2000

REVENUES
Contract revenues	$32,290,000	$16,391,000	$22,706,000

COSTS AND EXPENSES
Cost of revenues	24,855,000	11,744,000	16,195,000
General and administrative expenses	3,782,000	2,901,000	3,974,000

Total costs and expenses	28,637,000	14,645,000	20,169,000

INCOME FROM OPERATIONS	3,653,000	1,746,000	2,537,000

OTHER INCOME (EXPENSES)
Interest income	36,000	155,000	123,000
Interest expense	(40,000)	(14,000)	(7,000)
Other income	73,000	116,000	50,000
Other expenses	(13,000)	—	(11,000)

INCOME BEFORE INCOME TAXES	3,709,000	2,003,000	2,692,000

INCOME TAX PROVISION (Note 11)	(1,520,000)	(779,000)	(1,026,000)

NET INCOME	$2,189,000	$1,224,000	$1,666,000

PER SHARE AMOUNT (Note 1)
Basic earnings per share	$0.54	$0.31	$0.42
Diluted earnings per share	$0.52	$0.30	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Unearned			Total
	Common Stock		Paid-in	Stock-based	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Compensation	Stock	Earnings	Equity

BALANCE AT SEPTEMBER 30, 1999	3,987,940	40,000	7,099,000	(125,000)	—	2,098,000	9,112,000
Net income	—	—	—	—	—	1,666,000	1,666,000
Employee stock purchase	9,927	—	42,000	—	—	—	42,000
Exercise of stock options	23,480	—	80,000	—	—	—	80,000
Stock – based compensation granted	—	—	110,000	(110,000)	—	—	—
(Note 9)
Amortization of stock – based compensation,	—	—	—	139,000	—	—	139,000
net of forfeitures of $11,000
Forfeiture of stock options	—	—	(41,000)	41,000	—	—	—
Purchase of treasury shares	—	—	—	—	(285,000)	—	(285,000)

BALANCE AT SEPTEMBER 30, 2000	4,021,347	40,000	7,290,000	(55,000)	(285,000)	3,764,000	10,754,000
Net income	—	—	—	—	—	1,224,000	1,224,000
Stock grant	10,000	—	36,000	—	—	—	36,000
Exercise of stock options	53,700	1,000	125,000	—	—	—	126,000
Tax benefit on stock option exercises	—	—	36,000	—	—	—	36,000
Amortization of stock – based compensation, net of forfeitures of $5,000	—	—	(5,000)	55,000	—	—	50,000
Purchase of treasury shares	—	—	—	—	(240,000)	—	(240,000)

BALANCE AT SEPTEMBER 30, 2001	4,085,047	41,000	7,482,000	—	(525,000)	4,988,000	11,986,000
Net income	—	—	—	—	—	2,189,000	2,189,000
Exercise of stock options and issuance of stock – based compensation (Notes 8 and 9)	154,176	1,000	315,000	—	—	—	316,000
Tax benefit on stock option exercises	—	—	175,000	—	—	—	175,000

BALANCE AT SEPTEMBER 30, 2002	4,239,223	$42,000	$7,972,000	$—	$(525,000)	$7,177,000	$14,666,000

The accompanying notes are an integral part of these consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2002	2001	2000

Cash flows from operating activities:
Net income	$2,189,000	$1,224,000	$1,666,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	947,000	488,000	576,000
Provision (credit) for doubtful accounts	—	(15,000)	(96,000)
Amortization of deferred compensation	—	50,000	139,000
Deferred taxes	94,000	240,000	11,000
Cash provided (used) by assets and liabilities, net of asset acquired
Accounts receivable	(5,175,000)	2,384,000	(2,149,000)
Unbilled contract costs	(5,103,000)	62,000	1,299,000
Inventories	(2,754,000)	(6,000)	1,000
Other assets	(109,000)	(60,000)	32,000
Refundable, prepaid income taxes and income taxes payable	1,064,000	737,000	(1,412,000)
Accounts payable	1,957,000	(438,000)	(598,000)
Other accrued expenses	1,346,000	(1,034,000)	(38,000)
Billing in excess of costs	2,197,000	(340,000)	19,000
Other	—	—	6,000

Net cash (used in) provided by operating activities	(3,347,000)	3,292,000	(544,000)

Cash flows from investing activities:
Net acquisition of property and equipment	(1,425,000)	(290,000)	(784,000)
Acquisition of FEL Corporation assets	(2,022,000)	—	—

Net cash used in investing activities	(3,447,000)	(290,000)	(784,000)

Cash flows from financing activities:
Stock issuance cost	(84,000)	—	—
Proceeds from line of credit	4,650,000	—	—
Repayments of line of credit	(1,750,000)	—	—
Principal payments on capital lease obligations	—	(38,000)	(73,000)
Proceeds from employee stock purchases	—	—	42,000
Proceeds of stock option exercises	316,000	126,000	80,000
Payments on purchase of Treasury Stock	—	(240,000)	(285,000)

Net cash provided (used in) financing activities	3,132,000	(152,000)	(236,000)

Net increase (decrease) in cash and cash equivalents	(3,662,000)	2,850,000	(1,564,000)
Cash and cash equivalents, beginning of period	4,362,000	1,512,000	3,076,000

Cash and cash equivalents, end of period	$700,000	$4,362,000	$1,512,000

Supplemental disclosure of cash flow information:
Cash received for income taxes	$—	$162,000	$7,000

Cash paid for interest	$37,000	$20,000	$5,000

Cash paid for income taxes	$362,000	$—	$2,435,000

Non-cash investing and financing activities:
Tax benefit on stock option exercises included in prepaid taxes	$175,000	$36,000	$—

Stock issuance costs included in accounts payable	$79,000	$—	$—

FEL acquisition costs included in accounts payable	$26,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Business Activities:

     Sensytech, Inc. and subsidiaries (the “Company”) primarily designs, develops and manufactures systems and equipment for integrated passive surveillance systems, electronic countermeasures, and simulator systems for military and commercial customers.

Principles of Consolidation:

     The consolidated financial statements include the accounts of Sensytech, Inc. and its wholly owned subsidiaries, Daedalus Enterprises Export Corporation and ST Production Systems, Inc. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications were made to conform the prior years’ financial statements to the presentation adopted in the 2002 consolidated financial statements.

Cash and Cash Equivalents:

     The Company considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories:

Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Inventories consist of component parts work in process, raw materials and finished component parts. Inventories consist of the following at September 30:

	2002	2001

Raw materials	$989,000	$—
Component parts, work in process	2,004,000	—
Finished component parts	175,000	30,000

	$3,168,000	$30,000

Property and Equipment:

     Property and equipment are recorded at cost and are depreciated over estimated useful lives ranging from three to eight years using straight-line and double-declining balance methods. Leasehold improvements are amortized over the life of the improvement or length of lease term, whichever is shorter, using the straight-line method. Amortization of leasehold improvements and capital lease obligations are included in depreciation expense. The cost and accumulated depreciation or amortization of assets sold or retired are removed from the respective accounts and any gain or loss is reflected in other income (expenses).

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

Revenue Recognition:

The estimated revenue for performance under Government fixed-price and cost-type contracts, including customer-funded research and development, is recognized under the percentage of completion method of accounting where the estimated revenue is determined on the basis of completion to date (the total contract amount multiplied by percent of performance to date less revenue recognized in previous periods). Each quarter, management prepares, by cost elements, the estimated cost to complete for all major contracts. Percentage of completion is computed based on costs incurred to date divided by total estimated costs, which includes updated estimated cost to complete (i.e., cost to cost method). If estimated cost to complete exceeds the value of the contract, a reserve for estimated loss is recognized. Revenues under cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain Government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties, which historically are not material, are included in revenue at the time the amounts can be reasonably determined. Anticipated losses are recognized at the time they become known. It is reasonably possible that future operating results may be effected if actual contract costs incurred differ from total contract costs currently estimated by management. Revenue under time and material contracts is based on hours incurred times approved loaded labor rates plus other costs incurred plus general and administrative expense allocated to other costs incurred.

Research and Development:

     Internally funded research and development costs are included in general and administrative expenses in the consolidated income statements. The amount of internally funded research and development costs expensed during 2002, 2001, and 2000 was $794,000, $892,000 and $932,000, respectively.

Intangibles

Intangible assets consist of the value of contracts acquired in connection with the acquisition of FEL (see Note 2). Intangibles are amortized on the straight-line method over the life of the underlying agreements or the estimated useful lives, currently 18 to 36 months. Accumulated amortization was approximately $200,000 at September 30, 2002.

Insurance

A provision for outstanding medical claims is provided for reported claims, claims incurred but not reported and claims settlement expense at each balance sheet date. Such losses are based on management’s estimate of the ultimate cost of settlement of claims. Accrued liabilities are not discounted since the contracts are of short duration. Actual liabilities may differ from estimated amounts. Any changes in estimated losses and settlements are reflected in current earnings.

Income Taxes:

     Deferred tax assets and liabilities have been established for the temporary differences between financial statement and tax bases of assets and liabilities existing at the balance sheet date using expected tax rates. A valuation allowance is recorded to reduce deferred income taxes to that portion that is expected to more likely than not be realized.

Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Accordingly, actual results could differ from those estimates.

Operating Cycle:

     In accordance with industry practice, the Company classifies as current assets amounts relating to long-term contracts which may have terms extending beyond one year but are expected to be realized during the normal operating cycle of the Company. The liabilities in the accompanying balance sheets which have been classified as current liabilities are those expected to be satisfied by the use of assets classified as current assets. At September 30, 2002 and 2001, substantially all contracts in progress are expected to be completed within the next 12 months. Therefore, substantially all current assets and current liabilities as of this date are expected to be turned over in the next 12 months.

Earnings Per Share:

     Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during each period. The following summary is presented for the years ended September 30:

	2002	2001	2000

Net income	$2,189,000	$1,224,000	$1,666,000
Weighted average shares outstanding – basic	4,054,000	3,985,000	3,997,000
Basic earnings per share	$.54	$.31	$.42
Effect of dilutive securities:
Net shares issuable upon exercise of stock options	126,000	42,000	148,000

Weighted average shares outstanding – diluted	4,180,000	4,027,000	4,145,000
Diluted earnings per share	$.52	$.30	$.40

Note 2 – Acquisitions

On October 3, 2001, the Company purchased certain assets used in the California business of FEL Corporation for $400,000. The Company also assumed five executory contracts pertaining to leases of real and personal property used in this business and hired all eleven employees of this business. The acquisition has been recorded under the purchase method and, accordingly, the results of operations since October 3, 2001 have been included in the consolidated financial statements. The allocation of the purchase price to the fair value of assets acquired resulted in $400,000 of fixed assets. Had the acquisition occurred at the beginning of fiscal year 2001, results of operations would not have been materially different.

On February 1, 2002, the Company acquired, through its wholly-owned subsidiary ST Production Systems, Inc. (STPSI), certain assets related to the government contract business of FEL Corporation (FEL) for approximately $1,850,000 in cash and $198,000 of expenses related to the acquisition. The acquisition related expenses consist of legal, accounting, and other professional services and fees. The acquisition has been recorded under the purchase method of accounting and, accordingly, the results of operations of STPSI since February 1, 2002 have been included in the consolidated financial statements.

The Company has utilized the guidance of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, which were issued in June 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that goodwill, as well as any intangible assets believed to have an indefinite useful life, shall not be amortized for financial reporting purposes. The adoption of SFAS No. 142 on October 1, 2001 had no impact on the financial statements as the Company had no goodwill or intangible assets. In connection with the acquisition, $600,000 of intangible assets were identified, related to acquired contracts, and were determined to have estimated lives of eighteen to thirty-six months. The Company has recognized no goodwill in connection with the acquisition. Amortization expense was $200,000 for the year ended September 30, 2002 and is expected to approximate $265,000 in 2003, $100,000 in 2004, and $35,000 in 2005.

The Company has made an allocation of the purchase price to the fair value of assets and liabilities acquired, as follows:

Assets:
Accounts receivable	$614,000
Inventories and unbilled contract costs	538,000
Intangible assets	600,000
Equipment	501,000
Other assets	120,000
Liabilities:
Accrued expenses	(325,000)

Purchase price and acquisition-related expenses	$2,048,000

The following condensed proforma results of operations reflect the proforma combination of the Company and the acquired FEL business as if the combination occurred at the beginning of the periods presented, compared with the actual results of operations for Sensytech for the twelve months ended September 30 are as follows:

	Twelve Months Ended		Twelve Months Ended
	September 30, 2002		September 30, 2001
	Historical	Proforma	Historical	Proforma

Revenues	$32,290,000	$36,314,000	$16,391,000	$28,464,000
Income from operations	3,653,000	3,635,000	1,746,000	1,101,000
Net Income	2,189,000	2,155,820	1,224,000	740,000
Basic earnings per share	.54	.53	.31	.19
Diluted earnings per share	.52	.52	.30	.18

For the purpose of preparing the proforma information, the twelve months ended September 30, 2002 results include four months of FEL’s government contract business for the most recent fiscal year ended December 31, 2001. The proforma information for the twelve months ended September 30, 2001 includes twelve months of FEL’s most recent results for the FEL’s year ended December 31, 2001. Information for FEL for periods prior to January 1, 2001 was not available. Proforma adjustments included the amortization of intangible assets over a 18 to 36 month period, the reduction of interest income for cash used for the acquisition, and depreciation for acquired equipment using a three year life.

     The Company has incurred no material costs in the past three years related to environmental issues. On February 1, 2002, the Company purchased the assets and assumed certain government contracts of FEL in Farmingdale, New Jersey. It also signed a two-year lease for a building at the former FEL facility in Farmingdale. There is known chemical contamination in the soil at other parts of the industrial park where the building is located as a result of the former operations of FEL. This contamination must be remediated pursuant to New Jersey law.

     The Company entered into an agreement with the New Jersey Department of Environmental Protection, or NJDEP, under which it agreed to make a payment of $280,000, in addition to an environmental protection premium of $10,000, in settlement of potential liability to NJDEP for contamination existing at the site prior to February 1, 2002. In return, the NJDEP signed a covenant not to sue the Company for any environmental claims at this site and the landlord agreed to reduce future lease payments by $280,000. For this covenant to remain valid, the Company must cease operations at this site by July 31, 2004. The Company plans to cease operations at the site before that date. The landlord at this site has agreed to hold the Company harmless from any claims based on prior environmental contamination at the site. The $280,000 payment is accounted for as prepaid rent and is being ratably amortized over the two-year term of the lease. As of September 30, 2002, the unamortized balance of the payment was $187,000. Neither the agreement with the landlord nor the settlement with the NJDEP shields the Company from potential claims by the United States Environmental Protection Agency. To the Company’s knowledge, no such claim has been asserted or threatened.

Note 3 – Unbilled Contract Costs, Net

     The status of accumulated costs incurred plus estimated earnings, net of contractual payments, and government progress billings for the years ended September 30 are as follows:

	2002	2001

Accumulated costs incurred and estimated earnings on uncompleted contracts	$154,568,000	$122,278,000

Progress billings and advances on uncompleted contracts	(148,090,000)	(118,860,000)

Total	$6,478,000	$3,418,000

     The amounts below are included in the balance sheet at September 30. Below is the detail of the unbilled contract costs as of September 30:

	2002	2001

Costs and estimated earnings in excess of billings (unbilled contract costs) on uncompleted contracts	$6,478,000	$3,418,000

Billings in excess of costs and estimated earnings on uncompleted contracts	2,342,000	145,000

Total	$8,820,000	$3,563,000

     Unbilled costs and accrued profit on contracts in progress comprise principally amounts of revenue recognized on contracts for which billings had not been presented to the customer because the amounts were not billable at the balance sheet date. It is anticipated such unbilled amounts receivable at September 30, 2002 will be billed over the next 270 days as products and/or services are delivered. Retainages, which approximate $143,000 at September 30, 2002, will be billed and collected as contracts are finalized with the customer. At September 30, 2002 and 2001, there are no significant unrecovered costs or estimated profits subject to future negotiation.

     Receivables under certain Government contracts are based on provisional rates that permit recovery of overhead not exceeding certain limits. These overhead rates are subject to audit on an annual basis by the Defense Contract Audit Agency (DCAA). When final determination and approval of the allowable rates have been made, receivables may be adjusted accordingly. In management’s opinion, any adjustments will not be material. The DCAA has completed their audit of the rates through the fiscal year ended September 30, 1998.

     At September 30, 1999, the allowance for doubtful accounts was $312,000. During 2000 and 2001, we reevaluated our estimates of collectability and reduced our reserve by $97,000 and $15,000, respectively. The Company made no change in the allowance for year ended September 30, 2002.

Note 4 – Property and Equipment

     Property and equipment are summarized as follows at September 30:

	2002	2001

Furniture and fixtures	$290,000	$137,000
Machinery and equipment	5,115,000	3,665,000
Leasehold improvements	1,286,000	963,000
Equipment capitalized under capital leases	143,000	143,000

Subtotal	6,834,000	4,908,000
Less accumulated depreciation and amortization	(4,226,000)	(3,479,000)

Total	$2,608,000	$1,429,000

     Depreciation and amortization expense was approximately $747,000, $488,000 and $560,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

Note 5 – Note Payable – Line of Credit

     The Company entered into a line of credit and related note payable with its bank on February 28, 2001. The line of credit was originally for a one-year term and was for $5,000,000. Effective February 22, 2002, the Company renewed the line of credit and the amount available under the line of credit was increased to $10,000,000. However, the total borrowing base generally cannot exceed the sum of 90% of qualified government accounts receivable and 80% of qualified non-government accounts receivable. The line of credit matures on February 28, 2003.

     The bank agreement establishes the interest rate at the LIBOR rate plus 225 to 275 basis points, determined by the Company’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. All borrowings under the line of credit and the performance of the Company’s obligations under the line of credit agreement are collateralized by the Company’s accounts receivable, equipment, contracts, and general intangibles. The agreement also contains various covenants as to dividend restrictions, working capital, tangible net worth, earnings and debt-to-equity ratios. At September 30, 2002, $2,900,000 was outstanding. The interest rate on the line of credit was 4.08% as of September 30, 2002. At September 30, 2001, there was no outstanding balance. Unused commitment fees of one quarter of one percent per annum are required.

Note 6 – Employee Benefit Plans

     At September 30, 2002, the Company’s sole qualified deferred compensation plan (“the Plan”) consisted of two components. The Plan is comprised of a 401(k) plan and a profit sharing plan. In June of 1998, the Plan was amended to allow for self-direction investments of profit sharing contributions.

     To participate in the Plan, eligible employees must have attained 21 years of age. Eligible employees may elect to participate in the Company’s 401(k) plan on January 1 and July 1. In 2002, 2001 and 2000, the Company matched 50% of the first six percent of employee contributions, which match amounted to $234,000, $131,000 and $132,000, respectively.

     The total number of Company shares allocated to participants under the profit sharing plan at September 30, 2002, 2001 and 2000 were 367,293, 387,801, and 408,612, respectively.

Note 7 – Lease Commitments

     The principal facilities of the Company are generally leased under non-cancellable operating leases for periods of five to fifteen years. The Company also leases various equipment under non-cancelable operating leases.

     Rent expense for the years ended September 30, 2002, 2001 and 2000 was $1,134,000, $879,000 and $897,000, respectively. At September 30, 2002, minimum rental payments under operating leases for facilities and equipment are as follows:

2003	$906,000
2004	665,000
2005	537,000
2006	541,000
2007	539,000
Remainder	4,078,000

Total	$7,266,000

     The Company sub-leases to a third party a portion of its facility at its principal location in Virginia. Sub-lease income for the years ended September 30, 2002, 2001 and 2000 was $78,000, $112,000, and $29,000, respectively. There are no minimum rentals to be received under the sub-lease agreement as of September 30, 2002.

Note 8 – Stock Options

     The Company has a Long-Term Incentive Plan and a Non-Employee Director Stock Option Plan established in 1995 (collectively the “1995 Plans”). The Long-Term Incentive Plan provides for the granting of options, restricted stock and/or performance awards to key employees and the Non-Employee Director Stock Option Plan provides for the granting of options to outside members of the Board of Directors to purchase common stock of the Company at the fair market value at the date of the grant. There were 269,100 exercisable options outstanding at September 30, 2002 under the Long-Term Incentive Plan. The Non-Employee Director Stock Option Plan was amended to prohibit future granting of options.

     The Company also has a 1991 Stock Option Plan, the (“1991 Plan”) and a 1996 Stock Option Plan, the (“1996 Plan”). The 1991 Plan had no exercisable option outstanding at September 30, 2002. The 1996 Plan had 25,800 exercisable options that are outstanding at September 30, 2002.

     Options under all of the aforementioned Plans generally vest over a one to five year period and expire after 10 years.

     Stock option activity is summarized as follows:

	1995	Weighted Average
	Plans	Exercise Price

Balance at September 30, 1999	351,700	$3.02
Exercised	(8,000)	2.91
Granted	30,500	4.58
Expired	—	—
Forfeited	(158,200)	3.15

Balance at September 30, 2000	216,000	$3.15
Exercised	(13,700)	2.91
Granted	223,000	4.18
Expired	—	—
Forfeited	(8,400)	4.03

Balance at September 30, 2001	416,900	$3.74
Exercised	(84,500)	3.51
Granted	113,000	7.67
Expired	—	—
Forfeited	(18,900)	3.95

Balance at September 30, 2002	426,500	$4.81

	1991	Weighted Average	1996	Weighted Average
	Plan	Exercise Price	Plan	Exercise Price

Balance at September 30, 1999	25,800	$0.75	41,280	$3.37
Exercised	—	—	(15,480)	3.37
Granted	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—

Balance at September 30, 2000	25,800	$0.75	25,800	$3.37
Exercised	—	—	—	—
Granted	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—

Balance at September 30, 2001	25,800	$0.75	25,800	$3.37
Exercised	(25,800)	$0.75	—	—
Granted	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—

Balance at September 30, 2002	-0-	-0-	25,800	$3.37

     Total shares of common stock reserved pursuant to the aforementioned plans and the non-

qualified options are 455,300 at September 30, 2002.

     The weighted average grant date fair value of options granted for the 1995 Plans was $7.67, $4.18 and $4.58 during 2002, 2001 and 2000, respectively. Total shares exercisable at September 30, 2002, 2001 and 2000 were 240,300, 83,900 and 57,600 with a weighted average exercise price of $3.90, $3.17 and $2.47, respectively.

     During 2001, 40,000 options were exercised under a non-qualified stock option plan. At September 30, 2002, 3,000 options were outstanding and exercisable. The weighted average exercise price was $2.25 per share.

     The Black-Scholes model was used to estimate the fair value of the options. The expected life is equal to the term of the options. The following assumptions were used in the pricing calculation for 2002, 2001 and 2000:

	2002	2001	2000

Risk free interest rate	2.5%	3.5%	6.0%
Expected volatility	68.8%	65.4%	67.8%

     The following summarizes information about stock options outstanding at September 30, 2002:

	2002
	Number	Range of	Weighted Average
	Outstanding	Exercises Prices	Remaining Life

Non-Qualified Plan	3,000	$2.25	4.2 years
1995 Option Plan	114,000	$2.25 to $3.00	6.0 years
1995 Option Plan	193,500	$3.63 to $5.00	8.4 years
1995 Option Plan	119,000	$5.25 to $10.25	8.4 years
1996 Option Plan	25,800	$3.37	4.2 years

	455,300	$2.25 to $10.25	7.8 years

     The Company continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation expense for the Company’s four stock-based compensation plans been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended September 30, 2002, 2001 and 2000.

		Basic Earnings	Diluted Earnings
	Net Income	Per Share	Per Share

2002
As reported	$2,189,000	$.54	$.52
Pro forma	$1,722,000	$.42	$.41

2001:
As reported	$1,224,000	$.31	$.30
Pro forma	$1,104,000	$.28	$.27

2000:
As reported	$1,666,000	$.42	$.40
Pro forma	$1,571,000	$.39	$.38

Note 9 – Stock Purchase Plan and Unearned Compensation

     The Company reserved 100,000 shares of common stock for sale to eligible employees through payroll deductions over six month periods pursuant to the 1983 Employee Stock Purchase Plan (the “Purchase Plan”). The purchase price is the lower of 90% of the fair market value of the stock on the first or last day of the purchase period. Under the Purchase Plan, 9,927 were issued in 2000, at an average price of $4.13. At September 30, 2000, there were 40,272 shares available for future purchase. There were no shares issued during the years ended September 30, 2002 and September 30, 2001.

     The Company adopted an incentive compensation plan that provides for a portion of the annual award to be paid in the form of stock of the Company subject to vesting requirements. In 2000, 46,292 shares were granted at a weighted average fair market value of $3.63 per share. In 2002, upon the completion of the vesting period of one year, 43,876 shares, net of forfeitures of 2,416 shares, were issued. Unearned stock-based compensation consists of the remaining unamortized portion of such stock award. The Company amortized $139,000 and $50,000 in 2001 and 2000, respectively. Pursuant to this plan, in November 2000, the Company made a stock grant of 10,000 shares to its former president as payment of the bonus earned by him prior to his leaving the Company. At the date of issue the market price of the stock was $3.625 per share.

Note 10 – Treasury Stock

     During 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in May, 2000. That program authorizes the Company to purchase up to 500,000 common shares from time to time on the open market. The Company purchased 53,245 shares and 72,000 shares during the years ended September 30, 2001 and 2000, respectively, at an aggregate cost of $525,000. No shares were purchased during the year ended September 30, 2002. The purpose of the stock repurchase is to help the Company achieve its goal of enhancing stockholder value.

Note 11 – Income Taxes

     The income tax provision for the years ended September 30 consisted of the following:

	2002	2001	2000

CURRENT:
Federal	$1,286,000	$455,000	$831,000
State	208,000	84,000	184,000
DEFERRED:
Federal	17,000	202,000	6,000
State	9,000	38,000	5,000

	$1,520,000	$779,000	$1,026,000

     The Company’s deferred tax assets at September 30 are as follows:

	2002	2001

Federal	$607,000	$590,000
State	64,000	55,000

Total	$671,000	$645,000

     Deferred tax assets consist of the following at September 30:

	2002	2001

Accrued vacation	$144,000	$121,000
Accrued severance	—	110,000
Net operating losses and tax credits	265,000	294,000
Uncollectible accounts	76,000	76,000
Warranty reserve	105,000	—
Depreciation	(39,000)	—
Amortization	63,000	—
Other, net	57,000	44,000

	$671,000	$645,000

     A reconciliation of the Company’s effective tax rate to the federal statutory rate for the years ended September 30 was as follows:

	2002	2001	2000

Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of	4.0	4.0	4.6
federal tax benefit
Change in valuation allowance	—	—	(7.2)
Prior year items	—	—	6.2
Other, net	3.0	0.9	0.5

	41.0%	38.9%	38.1%

     The net operating loss carryforwards (NOLs) expire principally in 2011, 2012, and 2013. The NOLs were acquired in the acquisition of Daedalus Enterprises, Inc. (“the Acquisition”) in 1998 and are subject to limitations as to their utilization under the Internal Revenue Code. As a result of uncertainties as to the Company’s ability to generate sufficient taxable income in future periods, the Company provided a valuation allowance on the opening balance sheet for a portion of the NOLs acquired in the Acquisition. To the extent that these NOLs become realized, or that the valuation allowance on these NOLs is reduced, the corresponding tax benefits are first used to reduce goodwill to zero and thereafter will serve to reduce any provision for income taxes.

     During 2000, the Company reduced the valuation allowance by $320,000. The reduction in the valuation allowance resulted from changes in the uncertainties surrounding the Company’s ability to generate future taxable income based on the Company’s sustained profitability in 2000 and 1999 and future projections of taxable income.

     The reduction in the valuation allowance in 2000 of $125,000 was used to reduce goodwill recorded in the Acquisition to zero. The remaining reduction in the valuation allowance in 2000 of $195,000 served to reduce income tax expense.

Note 12 – Concentrations of Credit and Other Business Risk

     As of September 30, 2002 and 2001, the Company had funds on deposit in excess of the federally insured amount with a bank. Approximately 80.4% of the Company’s revenues are generated from contracts with U.S. Government agencies or U.S. Government contractors. During the years ended September 30, 2002, 2001 and 2000, the Company recorded revenues from four significant contracts. For 2002, those contracts included the AN/SLQ-25A Surface Ship Torpedo Defense System, the AN/SLQ-4A Radio Terminal Set, the AN/BLQ-10 (V)1 and (V)2, and the Hyperspectral Imaging System. Revenues from these contracts amounted to 18.8%, 6.8%, 5.7% and 5.1% of fiscal year 2002 total revenue. For 2001 and 2000, those contracts include the U.S. Navy Integrated Electronic Warfare Systems (AIEWS) subcontract from Lockheed Martin Corporation, the U.S. Navy AN/BLQ-10 (V)1 and (V)2 contract, and the U.S. Navy Bobcat Systems contract. Revenues from these contracts amounted to 38.0%, 13.0% and 5.0% of fiscal year 2001 total revenue, respectively, and 25.0%, 8.0% and 15.0% of fiscal year 2000 total revenue, respectively.

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

Note 13 – New Accounting Pronouncements

     In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have an impact on our consolidated financial position or results of operations.

     In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which supercedes SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.

     In November 2001, the Emerging Issues Task Force (“EITF”) issued Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF No. 01-14 requires that companies report reimbursements received for out-of-pocket expenses incurred as revenue, rather than as a reduction of expenses. The provisions of EITF No. 01-14 are effective for financial statements issued for fiscal years beginning after December 15, 2001. As we have historically accounted for reimbursements of out-of-pocket expenses in the manner provided for under EITF No. 01-14. The adoption of the provision of EITF No. 01-14 did not have an impact on our consolidated financial position or results of operations.

     In June 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No.146 nullifies Emergency Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” under which a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of the statement are effective for exit or disposal activities that are initiated after December 31, 2002.

Note 14 – Segments Information

     The Company operates in the passive surveillance and countermeasures market for domestic and international clients. The Company’s systems are globally applicable to the defense markets and their allied information agencies for land, air, and sea-based applications. The Company believes that its passive surveillance and countermeasures products and services are among the best in the world. The Company’s goal is to provide its customers with total system surveillance solutions across the electromagnetic spectrum, using products manufactured by it and by others. The Company is customer-focused by providing tailored solution-based systems as follows:

•	Defense Systems (DS) Group designs, develops, manufactures, and supports products which intercept, analyze, classify, identify, locate and track microwave signals from radars and weapons, which may originate from potentially hostile sources. It provides communication data links and remote targeting systems and provides equipment and systems, that are used to carry out defensive measures against hostile signals or their sources to protect high value assets. The group’s systems are used on military platforms, such as ships, submarines, patrol aircraft, as well as at ground installations. Included in this group are the programs acquired through our February 2002 acquisition of the operating assets of FEL Corporation, which we operate through our ST Productions Systems, Inc. subsidiary.

•	Communication (Comms) Group designs, develops, manufactures, and supports products which intercept signals and analyze communications in a variety of transmission media, and then identify and locate the sources of these signals and communication. These systems are generally used by operators on board aircraft, ships and ground installations to intercept various kinds of transmissions over established communications networks.

•	Imaging Group designs, develops, manufactures and supports products that are installed on special purpose aircraft and land vehicles and use multispectral, infrared, and light imaging systems to perform remote surveys. Applications of this technology include environmental pollution, facility inspection, utility monitoring, surface mineral exploration and other special purpose inspections where on-site inspections are not possible or desirable.

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

     Manufacturing of the Communications Group and is accomplished in Newington, Virginia. The Defense Systems Group manufactures in both its Newington, VA and Farmingdale, NJ facilities. The Imaging Group products are manufactured in the Ann Arbor, Michigan, facility.

     The Company does not have a significant amount of inter-segment revenue and evaluates segment performance based upon revenue and income from operations by group. The combined segments income from operations equals the income from operations as reported in the Consolidated Income Statements of the Company. The Company does not allocate interest, other income and expenses or income taxes to the three segments and does not produce separate balance sheet information for each segment. The revenue and income from operations by segment for the years ended September 30 are as follows:

	2002	2001	2000

Revenue:
DS	$18,057,000	$11,342,000	$16,333,000
Comms	10,479,000	3,640,000	4,491,000
Imaging	3,754,000	1,409,000	1,882,000

Total	$32,290,000	$16,391,000	$22,706,000

Income (Loss) From Operations:
DS	$490,000	$949,000	$2,167,000
Comms	2,454,000	611,000	667,000
Imaging	709,000	186,000	(297,000)

Total	$3,653,000	$1,746,000	$2,537,000

     Approximately, 100% of long-lived assets are located in the United States.

Note 15 – Fair Value of Financial Instruments

     Based on existing rate, economic conditions and short maturities, the carrying amounts of all the financial instruments at September 30, 2002 and 2001 are reasonable estimates of their fair values. The Company’s financial instruments include cash and cash equivalents, accounts receivable, line of credit borrowings, capital leases and accounts payable.

Note 16 – Quarterly Financial Data (Unaudited)

2002	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)
Consolidated Statement of Earnings Data:
Contract revenues	$4,409	$7,069	$9,031	$11,781

Costs and expenses
Cost of revenues	2,993	5,176	7,165	9,521
General and administrative expenses	772	1,062	724	1,224

Total costs and expenses	3,765	6,238	7,889	10,745

Income from operations	644	831	1,142	1,036

Other income (expenses)
Interest income	20	11	2	3
Interest expense	(2)	—	(7)	(31)
Other income	37	30	10	(4)
Other expense	(11)	—	—	(2)

Income before income taxes	688	872	1,147	1,002
Income tax provision	(275)	(358)	(477)	(410)

Net income	$413	$514	$670	$592

Earnings per share
Basic	$0.10	$0.13	$0.16	$0.14

Diluted	$0.10	$0.12	$0.16	$0.14

	First	Second	Third	Fourth
2001	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)
Consolidated Statement of Earnings Data:
Contract revenues	$4,265	$4,188	$4,140	$3,798

Costs and expenses
Cost of revenues	3,270	3,133	2,831	2,510
General and administrative expenses	526	832	836	707

Total costs and expenses	3,796	3,965	3,667	3,217

Income from operations	469	223	473	581

Other income (expenses)
Interest income	15	48	49	43
Interest expense	—	(2)	(2)	(10)
Other income	28	38	29	21

Income before income taxes	512	307	549	635
Income tax provision	(205)	(131)	(225)	(218)

Net income	$307	$176	$324	$417

Earnings per share
Basic	$0 .08	$0.04	$0.08	$0.11

Diluted	$0 .08	$0.04	$0.08	$0.10

Note 17 – Subsequent Events

     On November 22, 2002, the Company sold 2 million shares of common stock for net proceeds after costs and underwriter’s commissions of $14,520,000. On December 12, 2002 the underwriters exercised their overallotment option, which provided net proceeds to the Company of $2,232,000 from the sale of an additional 300,000 shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in the Company’s independent public accountants or disagreements with such accountants on accounting principles or practices or financial statement disclosures.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors of the Company is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be filed not later than 120 days after September 30, 2002, with the Securities and Exchange Commission pursuant to Regulation 14A (the “Proxy Statement”). Certain information relating to Executive Officers of the Company appears on page 13 of this Form 10-K Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated by reference from the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is incorporated by reference from the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

(a)	The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluations of these controls, which was done within the last 90 days.

(b)	During the last quarter, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation of these controls.

PART IV

ITEM 15. EXHIBITS, FINANCIALS STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Exhibits
None.

Financial Statements Schedules
All of the financial statements filed as part of the Annual report on Form 10-K are included in Item 8.

Reports on Form 8-K
No reports on Form 8-K were required to be filed during the three months ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSYTECH, INC. (Registrant)

By: /s/ S. Kent Rockwell S. Kent Rockwell Chairman of the Board of Directors and Chief Executive Officer

Date: December 23, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ S. Kent Rockwell S. Kent Rockwell Date: December 23, 2002	Director and Chief Executive Officer (Principal Executive Officer)

/s/ David A. Smith David A. Smith Date: December 23, 2002	President and Chief Operating Officer

/s/ Donald F. Fultz Donald F. Fultz Date: December 23, 2002	Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)

/s/ S. R. Perrino S. R. Perrino Date: December 23, 2002	Director

/s/ Charles W. Bernard Charles W. Bernard Date: December 23, 2002	Director

/s/ Philip H. Power Philip H. Power Date: December 23, 2002	Director

/s/ John D. Sanders John D. Sanders Date: December 23, 2002	Director

/s/ John Irvin John Irvin Date: December 23, 2002	Director

FORM OF CERTIFICATION

I, S. Kent Rockwell, certify that:

1.	I have reviewed this annual report on Form 10-K of Sensytech, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

/s/ S. Kent Rockwell S. Kent Rockwell Chief Executive Officer

FORM OF CERTIFICATION

I, Donald F. Fultz, certify that:

1.	I have reviewed this annual report on Form 10-K of Sensytech, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

/s/ Donald F. Fultz Donald F. Fultz Chief Financial Officer