Form 10-Q
period 2002-12-31
SENSYTECH INC
filed 2003-02-14
CIK 26537

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2002

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

       For the Transition period from                 to
                                      ---------------    ----------------

                        Commission File Number 000-08193


                                 SENSYTECH, INC.
                                ----------------
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

                                Yes  X     No
                                   -----

        As of February 7, 2003, there were 6,430,578 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                        SENSYTECH, INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT

                     FOR THE QUARTER ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at December 31, 2002 and
        September 30, 2002.................................................................3-4

        Condensed Consolidated Statements of Income for the
        Three Months Ended December 31, 2002 and December 31, 2001 ..........................5

        Condensed Consolidated Statements of Cash Flows for the
        Three Months Ended December 31, 2002 and December 31, 2001 ..........................6

        Notes to Condensed Consolidated Financial Statements.................................7

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations....................................................................10-14

Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................14

Item 4. Controls and Procedures.............................................................14



PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.................................15

Item 6. Exhibits and Reports of Form 8-K....................................................15

Signatures..................................................................................16

Certifications...........................................................................17-18

                        SENSYTECH, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   December 31, 2002   September 30, 2002
                                                   -----------------   ------------------
                                                      (unaudited)

CURRENT ASSETS
      Cash and cash equivalents                       $11,063,000       $   700,000
      Accounts receivable, net of allowance for
         doubtful accounts of $200,000                 10,212,000         8,880,000
      Unbilled contract costs, net                      9,312,000         8,820,000
      Inventories                                       3,076,000         3,168,000
      Deferred income taxes                               591,000           411,000
      Other current assets                                246,000           272,000
                                                      -----------       -----------

TOTAL CURRENT ASSETS                                   34,500,000        22,251,000

PROPERTY AND EQUIPMENT                                  2,729,000         2,608,000

OTHER ASSETS
      Deferred income taxes                               260,000           260,000
      Intangibles, net                                    325,000           400,000
      Other assets                                         81,000           333,000
                                                      -----------       -----------

TOTAL ASSETS                                          $37,895,000       $25,852,000
                                                      ===========       ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SENSYTECH, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                December 31, 2002   September 30, 2002
                                                                -----------------   ------------------
                                                                   (unaudited)

CURRENT LIABILITIES
       Line of credit                                             $         --        $  2,900,000
       Accounts payable                                              1,762,000           2,916,000
       Accrued salaries, benefits, and related expenses              1,352,000           2,093,000
       Other accrued expenses                                        1,080,000             438,000
       Billings in excess of costs                                   1,186,000           2,342,000
       Income taxes payable                                            506,000             497,000
                                                                  ------------        ------------

TOTAL CURRENT LIABILITIES                                            5,886,000          11,186,000
                                                                  ------------        ------------

STOCKHOLDERS' EQUITY
       Common Stock, $.01 par value; 25,000,000 shares
          authorized; 6,551,723 and 4,239,223 shares issued
          at December 31, 2002 and Septemer 30, 2002                    66,000              42,000
       Additional paid-in capital                                   24,496,000           7,972,000
       Treasury stock, at cost, 126,245 shares at
          December 31, 2002 and 125,245 shares at
          September 30, 2002                                          (534,000)           (525,000)
       Retained earnings                                             7,981,000           7,177,000
                                                                  ------------        ------------

TOTAL STOCKHOLDERS' EQUITY                                          32,009,000          14,666,000
                                                                  ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 37,895,000        $ 25,852,000
                                                                  ============        ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SENSYTECH, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                For the Three Months Ended
                                                       December 31,
                                            --------------------------------
                                                2002                2001
                                            ------------        ------------

REVENUES
  Contract revenues                         $ 11,723,000        $  4,409,000
                                            ------------        ------------

COSTS AND EXPENSES
  Cost of revenues                             9,251,000           2,993,000
  General and administrative expenses          1,063,000             772,000
                                            ------------        ------------

     Total costs and expenses                 10,314,000           3,765,000
                                            ------------        ------------

INCOME FROM OPERATIONS                         1,409,000             644,000

OTHER INCOME (EXPENSES)
     Interest income                               5,000              20,000
     Interest expense                            (55,000)             (2,000)
     Other income                                  4,000              37,000
     Other expenses                                   --             (11,000)
                                            ------------        ------------

INCOME BEFORE INCOME TAXES                     1,363,000             688,000

INCOME TAX PROVISION                            (559,000)           (275,000)
                                            ------------        ------------

NET INCOME                                  $    804,000        $    413,000
                                            ============        ============

PER SHARE AMOUNT
  Basic earnings per share                  $       0.16        $       0.10
  Diluted earnings per share                $       0.16        $       0.10

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SENSYTECH, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         Three Months Ended
                                                                                            December 31,
                                                                                  --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                  2002                2001
                                                                                  ------------        ------------
     Net income                                                                   $    804,000        $    413,000
     Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                                  260,000             123,000
        Deferred taxes                                                                (180,000)             28,000
     Cash provided (used) by assets and liabilities
        Accounts receivable                                                         (1,332,000)           (739,000)
        Unbilled contract costs                                                       (492,000)           (650,000)
        Inventories                                                                     92,000          (1,150,000)
        Other assets                                                                   278,000              37,000
        Income taxes payable                                                            26,000             247,000
        Accounts payable                                                            (1,297,000)            129,000
        Other accrued expenses                                                         (99,000)            (49,000)
        Billing in excess of costs                                                  (1,156,000)          2,100,000
                                                                                  ------------        ------------
     Net cash (used in) provided by operating activities                            (3,096,000)            489,000
                                                                                  ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net acquisition of property and equipment                                        (306,000)            (47,000)
     Acquisition of FEL Corporation assets                                                  --            (400,000)
                                                                                  ------------        ------------
     Net cash used in investing activities                                            (306,000)           (447,000)
                                                                                  ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Stock issuance costs                                                           (1,774,000)                 --
     Proceeds from line of credit                                                    2,055,000                  --
     Repayments of line of credit                                                   (4,955,000)                 --
     Proceeds from stock issuance                                                   18,400,000                  --
     Proceeds of stock option exercises                                                 48,000              46,000
     Purchase of treasury stock                                                         (9,000)                 --
                                                                                  ------------        ------------
     Net cash provided financing activities                                         13,765,000              46,000
                                                                                  ------------        ------------

Net increase in cash and cash equivalents                                           10,363,000              88,000
Cash and cash equivalents, beginning of period                                         700,000           4,362,000
                                                                                  ------------        ------------
Cash and cash equivalents, end of period                                          $ 11,063,000        $  4,450,000
                                                                                  ============        ============
Supplemental disclosure of cash flow information:
     Cash paid for interest                                                       $     55,000        $      3,000
                                                                                  ============        ============
     Cash paid for income taxes                                                   $    712,000        $         --
                                                                                  ============        ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Tax benefit on stock option exercises included in income taxes payable       $     17,000        $         --
                                                                                  ============        ============
     Stock issuance costs included in accounts payable                            $    143,000        $         --
                                                                                  ============        ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SENSYTECH, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. Operating results for the three-month period ended December 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in Sensytech, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Certain reclassifications have been made to the prior year financial statements to conform to the 2003 presentation.

2. INVENTORIES

        Inventories consist of the following:

                                       December 31, 2002   September 30, 2002

Raw materials                              $  953,000         $  989,000
Component parts, work in process            2,028,000          2,004,000
Finished component parts                       95,000            175,000
                                           ----------         ----------
                                           $3,076,000         $3,168,000
                                           ==========         ==========

3. EARNINGS PER SHARE

        Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earning per is computed using the weighted average number of common and common equivalent shares outstanding during each period. The following summary is presented for the three months periods ended December 31:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                             2002              2001
                                                          ----------        ----------

Net income                                                $  804,000        $  413,000
                                                          ==========        ==========
Weighted average shares outstanding - basic                5,049,000         3,966,980
Effect of dilutive securities:
Net shares issuable upon exercise of stock options           130,000            89,828
                                                          ----------        ----------
Weighted average shares outstanding - diluted              5,179,000         4,056,808
Basic earnings per share                                  $      .16        $      .10
Diluted earnings per share                                $      .16        $      .10

4. ACQUISITION

        On February 1, 2002, our wholly-owned subsidiary, ST Production Systems, Inc. (STPSI), acquired the operating assets and assignment of certain defense contracts of FEL Corporation (FEL), for an aggregate purchase price of approximately $2,050,000. The acquisition has been recorded under the purchase method of accounting and, accordingly, the results of operations of STPSI since February 1, 2002 have been included in the consolidated financial statements. In connection with the acquisition, $600,000 of intangible assets were identified, related to acquired contracts, and were determined to have estimated lives of eighteen to thirty-six months. The Company has recognized no goodwill in connection with the acquisition. Amortization expense was $75,000 for the three months ended December 31, 2002.

        The following condensed proforma results of operations reflect the proforma combination of the Company and the acquired FEL assets as if the combination occurred at the beginning of the three months ended December 31, 2001, compared with the actual results of operations for Sensytech for the three months ended December 31, 2001 as follows:

                                                THREE MONTHS ENDED
                                                 DECEMBER 31, 2001
                                          HISTORICAL            PROFORMA
                                          ---------            ----------
               Revenues                   $4,409,000           $7,427,000
               Income from operations        644,000              483,000
               Net income                    413,000              292,000
               Basic earnings per share          .10                  .07
               Diluted earnings per share        .10                  .07

Proforma adjustments include the amortization of intangible assets over an eighteen to thirty-six month period, the reduction of interest income for cash used for the acquisition and depreciation for acquired equipment using a three year life.

5. SEGMENT INFORMATION

        We operate in the passive surveillance and countermeasures market for domestic and international clients. Our systems are globally applicable to the defense markets and their allied information agencies for land, air, and sea-based applications. We believe that our passive surveillance and countermeasures products and services are among the best in the world. Our goal is to provide customers with total system surveillance solutions across the electromagnetic spectrum, using products manufactured by us and by others. We are customer-focused by providing tailored solution-based systems as follows:

    - Defense Systems (DS) Group designs, develops, manufactures, and supports products which intercept, analyze, classify, identify, locate and track microwave signals from radars and weapons, which may originate from potentially hostile sources. It provides communication data links and remote targeting systems and provides equipment and systems that are used to carry out defensive measures against hostile signals or their sources to protect high value assets. The group's systems are used on military platforms, such as ships, submarines, patrol aircraft, as well as at ground installations. Included in this group are the programs acquired through our February 2002 acquisition of the operating assets of FEL Corporation, which we operate through our ST Productions Systems, Inc. subsidiary.

    - Communication (Comms) Group designs, develops, manufactures, and supports products which intercept signals and analyze communications in a variety of transmission media, and then identify and locate the sources of these signals and communication. These systems are generally used by operators on board aircraft, ships and ground installations to intercept various kinds of transmissions over established communications networks.

    - Imaging Group designs, develops, manufactures and supports products that are installed on special purpose aircraft and land vehicles and use multispectral, infrared, and light imaging systems to perform remote surveys. Applications of this technology include environmental pollution, facility inspection, utility monitoring, surface mineral exploration and other special purpose inspections where on-site inspections are not possible or desirable.

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

        Manufacturing of the Communications Group is in Newington, Virginia. The Defense Systems Group manufactures in both its Newington, Virginia and Farmingdale, New Jersey facilities. The Imaging Group products are manufactured in the Ann Arbor, Michigan, facility.

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

        The revenue and income from operations by segment for the three months ended December 31, 2002 and 2001 are as follows:

                                               DECEMBER 31,
                                          2002               2001
                                      -----------        -----------
Revenue:
   DS                                 $ 6,449,000        $ 1,617,000
   Comms                                3,754,000          1,779,000
   Imaging                              1,520,000          1,013,000
                                      -----------        -----------
   Total                              $11,723,000        $ 4,409,000
                                      ===========        ===========

Income From Operations:
   DS                                 $   417,000        $    46,000
   Comms                                  781,000            421,000
   Imaging                                211,000            177,000
                                      -----------        -----------
   Total                              $ 1,409,000        $   644,000
                                      ===========        ===========

6. RECENTLY ISSUED ACCOUNTING STANDARD

        In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002, and will be disclosed in our 2003 second quarter Form 10-Q.

7. SUBSEQUENT EVENT

        The Company executed a letter of intent to purchase all of the outstanding shares of common stock of Codem Systems, Inc. The transaction, in the form of cash and stock, is expected to close by March 31, 2003. The operations of Codem Systems, Inc. will be reported in the Communications Group.

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

FORWARD-LOOKING STATEMENTS

        Statements in this filing which are not historical facts are forward-looking statements under the provision of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. These statements are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions or results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. In addition to those specifically mentioned above, such risks and uncertainties include, but are not limited to, the existence of demand for, and acceptance of the Company's products and services, regulatory approvals, export approvals, economic conditions both domestically and internationally, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. All of our forward-looking statements should be considered in light of these factors. You should not put undue reliance on any forward-looking statements. The Company undertakes no obligation to update these forward-looking statements to reflect new information, future events or otherwise, except as provided by law.

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

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

REVENUES:

        Revenues increased $7,314,000, or 165.9% to $11,723,000 for the three months ended December 31, 2002 from $4,409,000 for the three months ended December 31, 2001. The increase was due primarily to new contract awards in the Communications Group and the Imaging Group of approximately $2,482,000, in addition to revenues attributable to ST Production Systems, Inc., the subsidiary that holds the assets we acquired from FEL Corporation and which we include as part of our Defense Systems Group, of approximately $4,179,000. The remaining increase is attributed to other Defense Systems revenue. During the three months ended December 31, 2002, the four largest non-classified revenue producing contracts were the AN/SLQ-25A Surface Ship Torpedo Defense System, the AN/SLQ-4A Radio Terminal Set, the Hyperspectral Imaging System, and the AN/BLQ-10 (v)1 and
(v)2, which contributed 41.0% of revenues.

        The total amount of negotiated backlog, including both unfilled firm orders for the Company's products for which funding had been authorized and appropriated by the customer and firm orders for which funding had not been appropriated as of December 31, 2002 and 2001, was $34,980,000 and $8,020,000,
respectively.

COST OF REVENUES:

        Cost of revenues increased $6,258,000, or 209.1%, to $9,251,000 for the three months ended December 31, 2002 from $2,993,000 for the three months ended December 31, 2001. The increase was attributed to costs associated with the revenues generated by ST Production Systems, Inc., which, due to competitive factors, has a higher associated cost structure than the revenues generated in our Communications and Imaging Groups. Cost of revenues as a percentage of revenues increased to 78.9% for the three months ended December 31, 2002 from 67.9% for the three months ended December 31, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES:

        General and administrative expenses increased $291,000, or 37.7%, to $1,063,000 for the three months ended December 31, 2002 from $772,000 for the three months ended December 31, 2001. The increase was due principally to added salaries, benefits and other related expenses of new employees hired of approximately $284,000; and to increases in salaries and benefits to our existing employees of approximately $150,000.

        For the three months ended December 31, 2002, internal research and development was $155,000 compared to

$340,000 for the three months ended December 31, 2001 and represented 14.6% and 44.0% of general and administrative expense, respectively.

INTEREST INCOME AND INTEREST EXPENSE:

        Interest income decreased $15,000 or 75% to $5,000 for the three months ended December 31, 2002 from $20,000 for the three months ended December 31, 2001. The decrease was primarily the result of lower rates on investments. Interest expense increased $53,000 or over 100% to $55,000 from $2,000. The increase was primarily due to interest expense incurred due to borrowings on the line of credit.

OTHER INCOME AND OTHER EXPENSES:

        Other income decreased $33,000 to $4,000 for the three months ended December 31, 2002 from $37,000 for the three months ended December 31, 2001. The decrease was due to a reduction in sublease income.

INCOME TAX EXPENSE:

        Income tax expense consists of federal and state income taxes. Income tax expense increased $284,000 or 103.3% to $559,000 for the three months ended December 31, 2002, from $275,000 for the three months ended December 31, 2001. The increase was primarily due to increased and improved profitability for the three month period ended December 31, 2002. Our effective tax rate was 41% for the three months ended December 31, 2002 and varies from the federal statutory rate primarily due to state taxes and other nondeductible expenses.

NET INCOME:

        Net income increased $391,000 or 94.7% to $804,000 for the three months ended December 31, 2002, from $413,000 for the three months ended December 31, 2001. The increase was the result of an increase in revenues that was partially offset by an increase in costs and expenses. Net income as a percentage of revenue was 6.9% for the three months ended December 31, 2002 compared to 9.4% for the three months ended December 31, 2001. The decrease is due to lower margins in our subsidiary ST Productions Systems Inc.

LIQUIDITY AND CAPITAL RESOURCES

        Historically our primary source of liquidity is cash provided by operations and our line of credit. Our liquidity requirements depend on a number of factors, including the timing of production under our federal government and foreign sales contracts. On November 22, 2002, the Company sold 2 million shares of common stock for net proceeds, after costs and underwriters commissions, of $14,520,000. On December 12, 2002 the underwriters exercised their overallotment option which provided net proceeds to the Company of $2,230,000 from the sale of an additional 300,000 shares. We had cash and cash equivalents of $11,063,000 at December 31, 2002, as compared to $4,450,000 at December 31, 2001. The increase was primarily due to the net proceeds of $16,483,000 received from the sale of
2.3 million shares of common stock. The increase was partially offset by cash used in operations and the repayment of the line of credit.

        Cash used in operating activities was approximately $3,096,000 for the three months ended December 31, 2002, compared to cash provided by operating activities of approximately $489,000 for the three months ended December 31, 2001, a decrease of approximately $3,585,000. The primary reasons for this decrease were (1) an increase in certain fixed price contracts, which provide for billing only at the completion and delivery of those products, and government processing delays at our subsidiary ST Production Systems, Inc., which, together, resulted in an increase in unbilled receivables of approximately $492,000 and billed accounts receivable of $1,332,000 for the three month period ended December 31, 2002, and (2) a decrease in accounts payable due to timing of payments to vendors and billings in excess of cost as a result of revenue earned against advanced payments.

        Cash used in investing activities was approximately $306,000 during the three months ended December 31, 2002, compared to approximately $447,000 for the three months ended December 31, 2001, a decrease of approximately $141,000. The primary reasons for the decrease were the acquisition of property and equipment used in the California operations of FEL Corporation and lower expenditures for other property and equipment during the three months ended December 31, 2001 compared to only capital expenditures for property and equipment in 2002.

        Cash provided by financing activities was approximately $13,765,000 during the three months ended December 31, 2002, compared to cash used in financing activities of approximately $46,000 for the three months ended December 31, 2001, an increase of $13,719,000. The increase was primarily due to the net proceeds of $16,483,000 received from the sale of 2.3 million shares of common stock. The increase was partially offset by cash used for the repayment of the line of credit.

        The Company has a $10,000,000 line of credit with Bank of America. The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes. The line of credit bears interest at either Bank of America's base interest rate or the London Interbank Offering Rate (LIBOR) plus 225 basis points and matures on February 28, 2003. The Company is in negotiations with Bank of America to renew the line of credit. Under the line of credit, we may borrow the lesser of a defined percentage of accounts receivable under ninety days or $10,000,000. As of December 31, 2002, there were no borrowings under our line of credit. We have given the lender a security interest in substantially all of our assets to secure the debt under our credit facility. If the lender declares amounts outstanding under the credit facility to be due, the lender could proceed against those assets.

        We believe our existing funds, cash we generate by operations, and amounts available for borrowings under our line of credit will be sufficient to meet our current working capital needs and the potential acquisition of Codem Systems, Inc.

MARKET RISKS

        In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to credit, interest rates and foreign exchange rates.

CASH AND CASH EQUIVALENTS:

        All unrestricted, highly liquid investments purchased with a remaining maturity of three months or less are considered to be cash equivalents. We maintain cash and cash equivalents with various financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. We believe credit risk related to these cash and cash equivalents is minimal.

INTEREST RATES:

        Our line of credit financing provides available borrowing to the Company at variable interest rates. There are no outstanding borrowings at December 31, 2002. According, the Company does not believe that any movement in interest rates would have a material impact on future earnings or cash flows. If the Company were to significantly increase borrowing under the current line of credit agreement, future interest rate changes could potentially have a material impact.

FOREIGN CURRENCY:

        The Company has contracts to provide services to U.S. approved foreign countries. Our foreign sales contracts require payment in U.S. dollars, so we are not affected by foreign currency fluctuations.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        There have been no material changes in our critical accounting policies and estimates during the three months ended December 31, 2002, except as noted below. A complete description of the Company's critical accounting policies and estimates is included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10K for the year ended September 30, 2002.

INVENTORIES:

        We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. Inventory is generally purchased to fulfill a specific contract commitment. At December 31, 2002, we had $1,566,000 in inventory related to a program for the Egyptian Navy. Although we have no reason to believe this contract is in jeopardy, given the delays experienced, we cannot, with any certainty, plan on a contract notice to proceed until sometime after March 31, 2003.

RESEARCH AND DEVELOPMENT:

        We include internally funded research and development costs in general and administrative expenses in our consolidated income statements. Our applied research and development during the three months ended December 31, 2002 focused on advanced scanning capabilities, an upgrade to a digital receiver and upgraded pulse analyzer; all of which are expected to assist in anticipated future contracts. We expensed $155,000 and $340,000 of internally funded research and development costs during the three months ended December 31, 2002 and 2001, respectively.

RECENTLY ISSUED ACCOUNTING STANDARD

        In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123 ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002, and will be disclosed in our 2003 second quarter Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The information called for by this item is provided under Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4. CONTROLS AND PROCEDURES

        (a) The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluations of these controls, which was done within the last 90 days.

        (b) During the last quarter, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation of these controls.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

        (a) Exhibits None.

        (b) Reports on Form 8-K
            The Company did not file any Reports on Form 8-K during the three months ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SENSYTECH, INC.


February 13, 2003                 By:  /s/ S. Kent Rockwell
                                      ---------------------------------
                                      S. Kent Rockwell
                                      Chairman and Chief Executive Officer

February 13, 2003                 By: /s/ Donald F. Fultz
                                      ---------------------------------
                                      Donald F. Fultz
                                      Vice President and Chief Financial Officer

                              FORM OF CERTIFICATION


I, S. Kent Rockwell, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Sensytech, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ S. Kent Rockwell
------------------------------------
S. Kent Rockwell
Chief Executive Officer

                              FORM OF CERTIFICATION


I, Donald F. Fultz, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Sensytech, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ Donald F. Fultz
------------------------------------

Donald F. Fultz
Chief Financial Officer