Form 10-Q
period 2003-03-31
SENSYTECH INC
filed 2003-05-14
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

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

Registrant’s telephone number (703)550-7000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes     ✓                 No

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                         No     ✓

     As of May 12, 2003, there were 6,444,678 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

SENSYTECH, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED MARCH 31, 2003

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at March 31, 2003 and September 30, 2002	3-4

	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2003 and March 31, 2002, and the Six Months Ended March 31, 2003 and March 31, 2002	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2003 and March 31, 2002	6

	Notes to Condensed Consolidated Financial Statements	7-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 6.	Exhibits and Reports of Form 8-K	18

Signatures		19

Certifications		20-21

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

SENSYTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS

	March 31, 2003	September 30, 2002

CURRENT ASSETS
Cash and cash equivalents	$14,368,000	$700,000
Accounts receivable, net of allowance for doubtful accounts of $200,000	10,924,000	8,880,000
Unbilled contract costs, net	7,834,000	8,820,000
Inventories	2,732,000	3,168,000
Deferred income taxes	377,000	411,000
Other current assets	263,000	272,000

TOTAL CURRENT ASSETS	36,498,000	22,251,000

PROPERTY AND EQUIPMENT	2,740,000	2,608,000

OTHER ASSETS
Deferred income taxes	260,000	260,000
Intangibles, net	250,000	400,000
Other assets	70,000	333,000

TOTAL ASSETS	$39,818,000	$25,852,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2003	September 30, 2002

CURRENT LIABILITIES
Line of credit	$—	$2,900,000
Accounts payable	2,314,000	2,916,000
Accrued salaries, benefits, and related expenses	1,969,000	2,093,000
Other accrued expenses	1,086,000	438,000
Billings in excess of costs	1,159,000	2,342,000
Income taxes payable	62,000	497,000

TOTAL CURRENT LIABILITIES	6,590,000	11,186,000

STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value; 25,000,000 shares authorized; 6,571,623 and 4,239,223 shares issued at March 31, 2003 and September 30, 2002	66,000	42,000
Additional paid-in capital	24,628,000	7,972,000
Treasury stock, at cost, 126,245 shares at March 31, 2003 and 125,245 shares at September 30, 2002	(534,000)	(525,000)
Retained earnings	9,068,000	7,177,000

TOTAL STOCKHOLDERS’ EQUITY	33,228,000	14,666,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,818,000	$25,852,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

REVENUES
Contract revenues	$12,853,000	$7,069,000	$24,576,000	$11,478,000

COSTS AND EXPENSES
Cost of revenues	9,488,000	5,176,000	18,739,000	8,198,000
General and administrative expenses	1,559,000	1,062,000	2,622,000	1,805,000

Total costs and expenses	11,047,000	6,238,000	21,361,000	10,003,000

INCOME FROM OPERATIONS	1,806,000	831,000	3,215,000	1,475,000

OTHER INCOME (EXPENSES)
Interest income	38,000	11,000	43,000	31,000
Interest expense	(3,000)	—	(48,000)	(2,000)
Other income	3,000	30,000	7,000	67,000
Other expenses	—	—	(10,000)	(11,000)

INCOME BEFORE INCOME TAXES	1,844,000	872,000	3,207,000	1,560,000

INCOME TAX PROVISION	(757,000)	(358,000)	(1,316,000)	(633,000)

NET INCOME	$1,087,000	$514,000	$1,891,000	$927,000

PER SHARE AMOUNT
Basic earnings per share	$0.17	$0.13	$0.33	$0.23
Diluted earnings per share	$0.16	$0.12	$0.32	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	March 31,

Cash flows from operating activities:	2003	2002

Net income	$1,891,000	$927,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	598,000	279,000
Stock-based compensation expense	53,000	—
Deferred taxes	34,000	238,000
Cash provided (used) by assets and liabilities
Accounts receivable	(2,044,000)	(270,000)
Unbilled contract costs	986,000	(2,755,000)
Inventories	436,000	(2,449,000)
Other assets	272,000	(269,000)
Accounts payable	(610,000)	870,000
Other accrued expenses	524,000	769,000
Billing in excess of costs	(1,183,000)	1,981,000
Income taxes payable	(393,000)	494,000

Net cash provided by (used in) operating activities	564,000	(185,000)

Cash flows from investing activities:
Net acquisition of property and equipment	(572,000)	(513,000)
Acquisition of FEL Corporation assets	—	(1,950,000)

Net cash used in investing activities	(572,000)	(2,463,000)

Cash flows from financing activities:
Stock issuance costs	(1,933,000)	—
Proceeds from line of credit	2,055,000	—
Repayments of line of credit	(4,955,000)	—
Proceeds from stock issuance	18,400,000	—
Proceeds of stock option exercises	118,000	76,000
Purchase of treasury stock	(9,000)	—

Net cash provided by financing activities	13,676,000	76,000

Net increase (decrease) in cash and cash equivalents	13,668,000	(2,572,000)
Cash and cash equivalents, beginning of period	700,000	4,362,000

Cash and cash equivalents, end of period	$14,368,000	$1,790,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$43,000	$—

Cash paid for income taxes	$1,712,000	$—

Non-cash investing and financing activities:
Tax benefit on stock option exercises included in income taxes payable	$42,000	$—

Acquisition related costs included in accounts payable and accrued expenses	$—	$150,000

Acquisition of property and equipment included in Property and Equipment and Accounts Payable	$8,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. Operating results for the six-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in Sensytech, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Certain reclassifications have been made to the prior year financial statements to conform to the 2003 presentation.

2. INVENTORIES

     Inventories consist of the following:

	March 31, 2003	September 31, 2002

Raw materials	$836,000	$989,000
Component parts, work in process	1,868,000	2,004,000
Finished component parts	28,000	175,000

	$2,732,000	$3,168,000

3. EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during each period. The following summary is presented for the three months and six months periods ended March 31:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net income	$1,087,000	$514,000	$1,891,000	$927,000
Weighted average shares outstanding — basic	6,434,177	3,999,325	5,734,112	3,982,975
Effect of dilutive securities:
Net shares issuable upon exercise of stock options	163,843	274,910	142,196	209,901
Weighted average shares outstanding — diluted	6,598,020	4,274,235	5,876,308	4,192,876
Basic earnings per share	$.17	$.13	$.33	$.23
Diluted earnings per share	$.16	$.12	$.32	$.22

4. ACQUSITION

     On February 1, 2002, our wholly-owned subsidiary, ST Production Systems, Inc. (“STPSI”), acquired the operating assets and assignment of certain defense contracts of FEL Corporation (“FEL”), for an aggregate purchase price of approximately $2,050,000. The acquisition has been recorded under the purchase method of accounting and, accordingly, the results of operations of STPSI since February 1, 2002 have been included in the consolidated financial statements. In connection with the acquisition, $600,000 of intangible assets were identified, related to acquired contracts, and were determined to have estimated lives of eighteen to thirty-six months. The Company recognized no goodwill in connection with the acquisition. Amortization expense was $75,000 and $150,000 for the three months and six months ended March 31, 2003. Amortization expense was $50,000 for the three months and six months ended March 31, 2002.

     The following condensed proforma results of operations reflect the proforma combination of the Company and the acquired FEL assets as if the combination occurred at the beginning of the periods presented, compared with the actual results of operations for Sensytech for the three months and six months ended March 31, 2002.

	Three Months Ended		Six Months Ended
	March 31, 2002		March 31, 2002

	Historical	Proforma	Historical	Proforma

Revenues	$7,069,000	$8,075,000	$11,478,000	$15,502,000
Income from operations	831,000	776,000	1,475,000	1,255,000
Net income	514,000	451,000	927,000	686,000
Basic earnings per share	.13	.12	.23	.18
Diluted earnings per share	.12	.11	.22	.16

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

     Manufacturing of the Communications Group is in Newington, Virginia. The Defense Systems Group manufactures in its Newington, Virginia, Farmingdale, New Jersey and Camarillo, CA facilities. The Imaging Group products are manufactured in the Ann Arbor, Michigan facility.

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

     The revenue and income from operations by segment for the three and six months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Revenue:
DS	$7,501,000	$3,991,000	$13,950,000	$5,608,000
Comms	4,117,000	2,416,000	7,871,000	4,195,000
Imaging	1,235,000	662,000	2,755,000	1,675,000

Total	$12,853,000	$7,069,000	$24,576,000	$11,478,000

Income from operations
DS	$476,000	$221,000	$893,000	$267,000
Comms	1,138,000	529,000	1,919,000	950,000
Imaging	192,000	81,000	403,000	258,000

Total	$1,806,000	$831,000	$3,215,000	$1,475,000

6. LINE OF CREDIT

     The Company entered into a line of credit and related note payable with Bank of America in February 2001. Effective February 2002, the Company renewed the line of credit and the amount available under the line of credit was increased from $5,000,000 to $10,000,000. Effective February 28, 2003, the Company renewed its line of credit and increased the availability to $15,000,000. However, the total borrowing base generally cannot exceed the sum of 90% of qualified government accounts receivable and 80% of qualified non-government accounts receivable. The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes and expires February 28, 2004. At March 31, 2003, there were no borrowings under the line of credit.

     The bank agreement establishes the interest rate at the LIBOR plus 200 to 285 basis points, determined by the Company’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. All borrowings under the line of credit are collateralized by the Company’s accounts receivable, equipment, contracts, and general intangibles. The agreement also contains various covenants as to dividends restrictions, working capital, tangible net worth, earnings and debt-to-equity ratios. Unused commitment fees of one quarter of one percent per annum are required.

     7.     STOCK — BASED COMPENSATION

     The Company continues to account for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic value method, which resulted in no compensation cost for options granted. Had compensation expense for the Company’s four stock-based compensation plans been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS No. 123 and 148, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below.

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net income, as reported	$1,087,000	$514,000	$1,891,000	$927,000
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	57,000	114,000	123,000	215,000

Pro forma net income	$1,030,000	$400,000	$1,768,000	$712,000

Earnings per share:
Basic — as reported	$0.17	$0.13	$0.33	$0.23
Basic — pro forma	$0.16	$0.10	$0.31	$0.18

Diluted — as reported	$0.16	$0.12	$0.32	$0.22
Diluted — pro forma	$0.16	$0.09	$0.30	$0.17

The Black-Scholes model was used to estimate the fair value of the options. The expected life is equal to the term of the option. For the three and six months ended March 31, 2003, we assume an expected volatility of 48.8% and a risk free rate of 1.17%, compared to an expected volatility of 68.8% and a risk free rate of 2.5% for the three and six months ended March 31, 2002.

8. RECENTLY ISSUED ACOUNTING STANDARDS

     FASB Interpretation No.46 (FIN 46), “Consolidation of Variable Interest Entities,” addresses consolidation and disclosure by business enterprises of variable interest entities. FIN 46 does not have any impact on the consolidated financial statements or disclosures of the Company as it does not have any variable interest entities.

9. SUBSEQUENT EVENT

     On April 4, 2003, The Company withdrew the letter of intent to purchase Codem Systems, Inc. The Companies will continue their existing business relationship to jointly sell products that provide synergistic value to respective customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes.

Forward-looking Statements

     Statements in this filing which are not historical facts are forward-looking statements under the provision of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. These statements are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions or results may materially differ from the anticipated events, transactions or results described in such statements. The Company’s ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. In addition to those specifically mentioned above, such risks and uncertainties include, but are not limited to, the existence of demand for, and acceptance of the Company’s products and services, policy decisions of the federal government, particularly in the defense area, regulatory approvals, export approvals, economic conditions both domestically and internationally, the impact of competition and pricing, results of financing efforts and other factors affecting the Company’s business that are beyond the Company’s control. All of our forward-looking statements should be considered in light of these factors. You should not put undue reliance on any forward-looking statements. The Company undertakes no obligation to update these forward-looking statements to reflect new information, future events or otherwise, except as provided by law.

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

     To record revenues for performance under U.S. federal government fixed-price and cost-reimbursement contracts, including customer-funded research and development, we use the percentage of completion method of accounting under which revenues are determined on the basis of completion to date (i.e., the total contract amount multiplied by percent of performance to date less revenue value recognized in previous periods). We record revenues under cost-reimbursement contracts as costs are incurred and we include earned fees in the proportion that costs incurred to date bear to total estimated costs. We increase or decrease fees under certain U.S. federal government contracts in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. We include such incentive fee awards or penalties, which historically are not material, in revenues at the time the amounts can be determined reasonably. We recognize anticipated losses at the time they become known. Our future operating results may be affected if actual contract costs incurred differ from our current estimates of total contract costs.

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

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues:

     Revenues increased $5,784,000, or 81.8% to $12,853,000 for the three months ended March 31, 2003 from $7,069,000 for the three months ended March 31, 2002. The increase was due primarily to new contract awards in the Communications Group and the Imaging Group of approximately $2,274,000, in addition to revenues attributable to ST Production Systems, Inc., the subsidiary that holds the assets we acquired from FEL Corporation and which we include as part of our Defense Systems Group, of approximately $3,094,000. The remaining increase is attributed to other Defense Systems revenue. During the three months ended March 31, 2003, the four largest non-classified revenue producing contracts were the AN/SLQ-25A Surface Ship Torpedo Defense System, the AN/SLQ-4A Radio Terminal Set, the Hyperspectral Imaging System, and the AN/DPT-2B Based Payload for Lead In Fighter Hawk Radar Emulator, which contributed 39.6% of revenues.

     The total amount of negotiated backlog, including both unfilled firm orders for the Company’s products for which funding had been authorized and appropriated by the customer and firm orders for which funding had not been appropriated as of March 31, 2003 and 2002, was $29,574,000 and $21,403,000, respectively.

Cost of Revenues:

     Cost of revenues increased $4,312,000, or 83.3%, to $9,488,000 for the three months ended March 31, 2003 from $5,176,000 for the three months ended March 31, 2002. The increase was primarily attributed to costs associated with the revenues generated by ST Production Systems, Inc. This subsidiary operates in a price sensitive market, which results in lower gross margin. Cost of revenues as a percentage of revenues increased to 73.8% for the three months ended March 31, 2003 from 73.2% for the three months ended March 31, 2002.

General and Administrative Expenses:

     General and administrative expenses increased $497,000, or 46.8%, to $1,559,000 for the three months ended March 31, 2003 from $1,062,000 for the three months ended March 31, 2002. The increase was due principally to added salaries, benefits and other related expenses of new employees hired and to increases in salaries and benefits for our existing employees.

     For the three months ended March 31, 2003, internal research and development was $477,000 compared to $423,000 for the three months ended March 31, 2002 and represented 30.6% and 39.8% of general and administrative expense, respectively.

Interest Income:

     Interest income increased $27,000 or over 100% to $38,000 for the three months ended March 31, 2003 from $11,000 for the three months ended March 31, 2002. The increase was primarily the result of the income on a larger amount of investments.

Other Income and Other Expenses:

     Other income decreased $27,000 to $3,000 for the three months ended March 31, 2003 from $30,000 for the three months ended March 31, 2002. The decrease was due to a reduction in sublease income.

Income Tax Expense:

     Income tax expense consists of federal and state income taxes. Income tax expense increased $399,000 or 111.5% to $757,000 for the three months ended March 31, 2003, from $358,000 for the three months ended March 31, 2002. The increase was primarily due to increased and improved profitability for the three month period ended March 31, 2003. Our effective tax rate was 41% for the three months ended March 31, 2003 and 2002 and varies from the federal statutory rate primarily due to state taxes and other nondeductible expenses.

Net Income:

     Net income increased $573,000 or 111.5% to $1,087,000 for the three months ended March 31, 2003, from $514,000 for the three months ended March 31, 2002. The increase is due primarily to an 81.8% increase in revenues and a decrease in G&A as a percentage of revenue to 12.1% from 15.0% for the three months ended March 31, 2003 and 2002, respectively. Net income as a percentage of revenue was 8.5% for the three months ended March 31, 2003 compared to 7.3% for the three months ended March 31, 2002. The increase is primarily due to increased and improved profitability.

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

Revenues:

     Revenues increased $13,098,000, or 114.1% to $24,576,000 for the six months ended March 31, 2003 from $11,478,000 for the six months ended March 31, 2002. The increase was due primarily to new contract awards in the Communications Group and the Imaging Group of approximately $4,756,000, in addition to revenues attributable to ST Production Systems, Inc., the subsidiary that holds the assets we acquired from FEL Corporation and which we include as part of our Defense Systems Group, of approximately $7,273,000. The remaining increase is attributed to other Defense Systems revenue. During the six months ended March 31, 2003, the four largest non-classified revenue producing contracts were the AN/SLQ-25A Surface Ship Torpedo Defense System, the AN/SLQ-4A Radio Terminal Set, the Hyperspectral Imaging System, and the AN/DPT-2B Based Payload for Lead In Fighter Hawk Radar Emulator, which contributed 39.3% of revenues.

Cost of Revenues:

     Cost of revenues increased $10,541,000, or 128.6%, to $18,739,000 for the six months ended March 31, 2003 from $8,198,000 for the six months ended March 31, 2002. The increase was primarily attributed to costs associated with the revenues generated by ST Production Systems, Inc. This subsidiary operates in a price sensitive market, which results in lower gross margin. Cost of revenues as a percentage of revenues increased to 76.3% for the six months ended March 31, 2003 from 71.4% for the six months ended March 31, 2002.

General and Administrative Expenses:

     General and administrative expenses increased $817,000, or 45.3%, to $2,622,000 for the six months ended March 31, 2003 from $1,805,000 for the six months ended March 31, 2002. The increase was due principally to added salaries, benefits and other related expenses of new employees hired and to increases in salaries and benefits to our existing employees.

     For the six months ended March 31, 2003, internal research and development was $631,000 compared to $836,000 for the six months ended March 31, 2002 and represented 24.1% and 46.3% of general and administrative expense, respectively.

Interest Income and Interest Expense:

     Interest income increased $12,000 or 38.7% to $43,000 for the six months ended March 31, 2003 from $31,000 for the six months ended March 31, 2002. The increase was primarily the result of the return on a larger investment amount. Interest expense increased $46,000 or over 100% to $48,000 for the six months ended March 31, 2003 from $2,000 for the six months ended March 31, 2002. The increase was primarily due to interest expense incurred due to borrowings on the line of credit.

Other Income and Other Expenses:

     Other income decreased $60,000 to $7,000 for the six months ended March 31, 2003 from $67,000 for the six months ended March 31, 2002. The decrease was due to a reduction in sublease income.

Income Tax Expense:

     Income tax expense consists of federal and state income taxes. Income tax expense increased $683,000 or 107.9% to $1,316,000 for the six months ended March 31, 2003, from $633,000 for the six months ended March 31, 2002. The increase was primarily due to increased and improved profitability for the six month period ended March 31, 2003. Our effective tax rate was 41% for the six months ended March 31, 2003 and 2002 and varies from the federal statutory rate primarily due to state taxes and other nondeductible expenses.

Net Income:

     Net income increased $964,000 or 104.0% to $1,891,000 for the six months ended March 31, 2003, from $927,000 for the six months ended March 31, 2002. The increase is due primarily to a 114.1% increase in revenues; a decrease in G&A as a percentage of revenue to 10.7% from 15.7% for the six months ended March 31, 2003 and 2002, respectively; offset by an increase in cost of revenue as a percentage of revenue to 76.3% from 71.4% for the same six month period. Net income as a percentage of revenue was 7.7% for the six months ended March 31, 2003 compared to 8.1% for the six months ended March 31, 2002. The decrease is primarily due to lower margins in our subsidiary ST Productions Systems, Inc.

Liquidity and Capital Resources

     Historically, our primary source of liquidity is cash provided by operations and our line of credit. Our liquidity requirements depend on a number of factors, including the timing of production under our federal government and foreign sales contracts. On November 22, 2002, the Company sold 2 million shares of common stock for net proceeds, after costs and underwriters commissions, of $14,235,000. On December 12, 2002 the underwriters exercised their overallotment option which provided net proceeds to the Company of $2,232,000 from the sale of an additional 300,000 shares. We had cash and cash equivalents of $14,368,000 at March 31, 2003, as compared to $700,000 at September 30, 2002. The increase was primarily due to the net proceeds of $16,467,000 received from the sale of 2.3 million shares of common stock. The increase was partially offset by cash used in investing activities and the repayment of the line of credit.

     Cash provided by operating activities was approximately $564,000 for the six months ended March 31, 2003, compared to cash used in operating activities of approximately $185,000 for the six months ended March 31, 2002, an increase of approximately $749,000. The primary reasons for this increase were an increase in net income, a net decrease in billed and unbilled accounts receivables, and a decrease in inventories and other assets. The increase was partially offset by a decrease in accounts payable, billing in excess of costs, income taxes payable and other accrued expenses.

     Cash used in investing activities was approximately $572,000 during the six months ended March 31, 2003, compared to approximately $2,463,000 for the six months ended March 31, 2002, a decrease of approximately $1,891,000. The primary reasons for the decrease were the acquisition of FEL Corporation assets and lower expenditures for other property and equipment during the six months ended March 31, 2002 compared to only capital expenditures for property and equipment in 2003.

     Cash provided by financing activities was approximately $13,676,000 during the six months ended March 31, 2003, compared to cash provided by financing activities of approximately $76,000 for the six months ended March 31, 2002, an increase of $13,600,000. The increase was primarily due to the net proceeds of $16,467,000 received from the sale of 2.3 million shares of common stock. The increase was partially offset by cash used for the repayment of the line of credit.

     The Company has a $15,000,000 line of credit with Bank of America. The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes and expires February 28, 2004. Prior to renewal of its line of credit, the Company had a $10,000,000 line that expired on February 28, 2003. The bank agreement establishes the interest rate at the London Interbank Offering Rate (LIBOR) plus 200 to 285 basis points, determined by the Company ratio of funded debt to earnings before interest, taxes, depreciation and amortization. Under the line of credit, the total borrowing base generally cannot exceed the sum of 90% of qualified government accounts receivable and 80% of qualified non-government accounts receivable. As of March 31, 2003, there were no borrowings under our line of credit. We have given the lender a security interest in substantially all of our assets to secure the debt under our credit facility.

     We believe our existing funds, cash we generate by operations, and amounts available for borrowings under our line of credit will be sufficient to meet our current working capital.

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

Interest Rates:

     Our line of credit financing provides available borrowing to the Company at variable interest rates. There are no outstanding borrowings at March 31, 2003. Accordingly, the Company does not believe that any movement in interest rates would have a material impact on future earnings or cash flows. However, if the Company were to significantly increase borrowing under the current line of credit agreement, future interest rate changes could potentially have a material impact.

Foreign Currency:

     The Company has contracts to provide services to U.S. approved foreign countries. Our foreign sales contracts require payment in U.S. dollars, so we are not affected by foreign currency fluctuations.

Contractual Obligations and Commitments

     The Company’s line of credit balance was $2,900,000 as of September 31, 2002. All outstanding borrowings under the line of credit were paid off in the first quarter of 2003 with proceeds of the sale of common stock. There were no outstanding borrowings under the line of credit at March 31, 2003.

     In connection with the February 2003 line of credit renewal, the letters of credit were revised. Total letters of credit at March 31, 2003 were $4,000,000. Letters of credit of $2,564,000 expire in less than one year and $1,436,000 expire in one to three years.

Critical Accounting Policies and Estimates

     There have been no material changes in our critical accounting policies and estimates during the six months ended March 31, 2003, except as noted below. A complete description of the Company’s critical accounting policies and estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended September 30, 2002.

Inventories:

     We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. Inventory is generally purchased to fulfill a specific contract commitment. At March 31, 2003, we had $1,266,000 in inventory related to a program for the Egyptian Navy. Although we have no reason to believe this contract is in jeopardy, given the delays experienced, we cannot, with any certainty, plan on a contract notice to proceed until sometime after September 30, 2003.

Research and Development:

     We include internally funded research and development costs in general and administrative expenses in our consolidated income statements. Our applied research and development during the six months ended March 31, 2003 focused on advanced scanning capabilities, an upgrade to a digital receiver and upgraded pulse analyzer; all of which are expected to assist in anticipated future contracts. We expensed $477,000 and $429,000 of internally funded research and development costs during the three months ended March 31, 2003 and 2002, respectively. We expensed $631,000 and $836,000 of internally funded research and development costs during the six months ended March 31, 2003 and 2002, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The information called for by this item is provided under Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

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

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

During the period covered by this report, the Company filed with the Securities and Exchange Commission and delivered to its shareholders the Company’s Proxy Statement for its Annual Meeting of Stockholders held February 18, 2003.

(a)	The Company’s Annual Meeting of Stockholders was held on February 18, 2003.

(b)	The nominees for the Board of Directors are identified below.

(c)	The inspector of election tabulated the following votes for the election of directors:

Election of Directors

		Number of Votes	Abstentions and
Nominee for Office	Number of Votes “For”	“Against”	Broker Non-Votes

Charles W. Bernard	5,253,188	200	21,510
John Irvin	5,244,588	8,800	21,510
S. R. Perrino	5,244,388	9,000	21,510
Philip H. Power	5,244,688	8,700	21,510
S. Kent Rockwell	4,207,610	1,045,778	21,510
John D. Sanders	5,244,488	8,900	21,510
Lloyd A. Semple	4,207,559	1,045,829	21,510

The inspector of election tabulated the following votes for the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the 2003 fiscal year:

		Abstentions and Broker
Number of Votes “For”	Number of Votes “Against”	Non-Votes

5,231,062	21,510	3,226

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Item 99. Additional Exhibit. Section 906 Certification.

(b)	Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSYTECH, INC.

May 14, 2003;	By: /s/ S. Kent Rockwell S. Kent Rockwell Chairman and Chief Executive Officer

May 14, 2003	By: /s/ Donald F. Fultz Donald F. Fultz Vice President and Chief Financial Officer

FORM OF CERTIFICATION

I, S. Kent Rockwell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sensytech, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Donald F. Fultz

Donald F. Fultz
Chief Financial Officer