Form 10-Q
period 2003-06-30
SENSYTECH INC
filed 2003-08-13
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     As of August 1, 2003, there were 6,486,678 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

SENSYTECH, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED JUNE 30, 2003

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at June 30, 2003 and September 30, 2002	3-4
	Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2003 and June 30, 2002, and the Nine Months Ended June 30, 2003 and June 30, 2002	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2003 and June 30, 2002	6
	Notes to Condensed Consolidated Financial Statements	7-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4.	Controls and Procedures	17
PART II.	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 6.	Exhibits and Reports of Form 8-K	18
Signatures		19
Certifications		20-22

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

SENSYTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS

	June 30, 2003	September 30, 2002

CURRENT ASSETS
Cash and cash equivalents	$18,769,000	$700,000
Accounts receivable, net of allowance for doubtful accounts of $200,000	9,595,000	8,880,000
Unbilled contract costs, net	7,274,000	8,820,000
Inventories	2,166,000	3,168,000
Deferred income taxes	411,000	411,000
Other current assets	409,000	272,000

TOTAL CURRENT ASSETS	38,624,000	22,251,000
PROPERTY AND EQUIPMENT	2,696,000	2,608,000
OTHER ASSETS
Deferred income taxes	216,000	260,000
Intangibles, net	175,000	400,000
Other assets	103,000	333,000

TOTAL ASSETS	$41,814,000	$25,852,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2003	September 30, 2002

CURRENT LIABILITIES
Line of credit	$—	$2,900,000
Accounts payable	1,789,000	2,916,000
Accrued salaries, benefits, and related expenses	2,200,000	2,093,000
Other accrued expenses	1,441,000	438,000
Billings in excess of costs	1,578,000	2,342,000
Income taxes payable	205,000	497,000

TOTAL CURRENT LIABILITIES	7,213,000	11,186,000

STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value; 25,000,000 shares authorized; 6,606,023 and 4,239,223 shares issued at June 30, 2003 and September 30, 2002	66,000	42,000
Additional paid-in capital	24,943,000	7,972,000
Treasury stock, at cost, 126,245 shares at June 30, 2003 and 125,245 shares at September 30, 2002	(534,000)	(525,000)
Retained earnings	10,126,000	7,177,000

TOTAL STOCKHOLDERS’ EQUITY	34,601,000	14,666,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,814,000	$25,852,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

REVENUES
Contract revenues	$13,100,000	$9,031,000	$37,676,000	$20,509,000

COSTS AND EXPENSES
Cost of revenues	9,704,000	7,165,000	28,443,000	15,363,000
General and administrative expenses	1,645,000	724,000	4,267,000	2,529,000

Total costs and expenses	11,349,000	7,889,000	32,710,000	17,892,000

INCOME FROM OPERATIONS	1,751,000	1,142,000	4,966,000	2,617,000
OTHER INCOME (EXPENSES)
Interest income	36,000	2,000	79,000	33,000
Interest expense	(1,000)	(7,000)	(49,000)	(9,000)
Other income	5,000	10,000	12,000	77,000
Other expenses	—	—	(10,000)	(11,000)

INCOME BEFORE INCOME TAXES	1,791,000	1,147,000	4,998,000	2,707,000
INCOME TAX PROVISION	(733,000)	(477,000)	(2,049,000)	(1,110,000)

NET INCOME	$1,058,000	$670,000	$2,949,000	$1,597,000

PER SHARE AMOUNT
Basic earnings per share	$0.16	$0.17	$0.49	$0.40
Diluted earnings per share	$0.16	$0.16	$0.48	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income	$2,949,000	$1,597,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	980,000	625,000
Stock-based compensation expense	201,000	—
Deferred taxes	(37,000)	205,000
Cash provided (used) by assets and liabilities
Accounts receivable	(715,000)	(737,000)
Unbilled contract costs	1,546,000	(5,987,000)
Inventories	1,002,000	(3,753,000)
Other assets	93,000	(266,000)
Accounts payable	(1,133,000)	1,288,000
Other accrued expenses	1,110,000	1,101,000
Billing in excess of costs	(764,000)	2,532,000
Income taxes payable	(125,000)	477,000

Net cash provided by (used in) operating activities	5,107,000	(2,918,000)

Cash flows from investing activities:
Net acquisition of property and equipment	(837,000)	(705,000)
Acquisition of FEL Corporation assets	—	(1,996,000)

Net cash used in investing activities	(837,000)	(2,701,000)

Cash flows from financing activities:
Stock issuance costs	(1,933,000)	—
Proceeds from line of credit	2,055,000	1,250,000
Repayments of line of credit	(4,955,000)	—
Proceeds from stock issuance	18,400,000	—
Proceeds of stock option exercises	241,000	195,000
Purchase of treasury stock	(9,000)	—

Net cash provided by financing activities	13,799,000	1,445,000

Net increase (decrease) in cash and cash equivalents	18,069,000	(4,174,000)
Cash and cash equivalents, beginning of period	700,000	4,362,000

Cash and cash equivalents, end of period	$18,769,000	$188,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$43,000	$6,000

Cash paid for income taxes	$2,212,000	$321,000

Non-cash investing and financing activities:
Tax benefit on stock option exercises included in income taxes payable	$167,000	$50,000

Acquisition related costs included in accounts payable and accrued expenses	$—	$104,000

Acquisition of property and equipment included in Property and Equipment and Accounts Payable	$6,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. Operating results for the nine-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in Sensytech, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Certain reclassifications have been made to the prior year financial statements to conform to the 2003 presentation.

2. INVENTORIES

     Inventories consist of the following:

	June 30, 2003	September 30, 2002

Raw materials	$761,000	$989,000
Component parts, work in process	1,371,000	2,004,000
Finished component parts	34,000	175,000

	$2,166,000	$3,168,000

3. EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during each period. The following summary is presented for the three months and nine months periods ended June 30:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$1,058,000	$670,000	$2,949,000	$1,597,000
Weighted average shares outstanding — basic	6,457,086	4,022,598	5,975,103	3,996,201
Effect of dilutive securities:
Net shares issuable upon exercise of stock options	160,307	261,704	141,471	236,240
Weighted average shares outstanding — diluted	6,617,393	4,284,302	6,116,574	4,232,441
Basic earnings per share	$.16	$.17	$.49	$.40
Diluted earnings per share	$.16	$.16	$.48	$.38

4. ACQUISITION

     On February 1, 2002, the Company’s wholly-owned subsidiary, ST Production Systems, Inc. (“STPSI”), acquired the operating assets and assignment of certain defense contracts of FEL Corporation (“FEL”), for an aggregate purchase price of approximately $2,050,000. The acquisition has been recorded under the purchase method of accounting and, accordingly, the results of operations of STPSI since February 1, 2002 have been included in the consolidated financial statements. In connection with the acquisition, $600,000 of intangible assets were identified, related to acquired contracts, and were determined to have estimated lives of eighteen to thirty-six months. The Company recognized no goodwill in connection with the acquisition. Amortization expense was $75,000 and $225,000 for the three months and nine months ended June 30, 2003. Amortization expense was $75,000 and $125,000 for the three and nine months ended June 30, 2002.

     The following condensed proforma results of operations reflect the proforma combination of the Company and the acquired FEL assets as if the combination occurred at the beginning of the periods presented, compared with the actual results of operations for Sensytech for the nine months ended June 30, 2002.

	Nine Months Ended
	June 30, 2002

	Historical	Proforma

Revenues	$20,509,000	$24,533,000
Income from operations	2,617,000	2,397,000
Net income	1,597,000	1,445,000
Basic earnings per share	.40	.36
Diluted earnings per share	.38	.34

     Proforma adjustments include the amortization of intangible assets over an eighteen to thirty-six month period, the reduction of interest income for cash used for the acquisition and depreciation for acquired equipment using a three year life.

5. SEGMENT INFORMATION

     The Company operates in the passive surveillance and countermeasures market for domestic and international clients. Its systems are globally applicable to the defense markets and their allied information agencies for land, air, and sea-based applications. The Company’s goal is to provide customers with total system surveillance solutions across the electromagnetic spectrum, using products manufactured by it and by others. The Company is customer-focused by providing tailored solution-based systems as follows:

•	Defense Systems (DS) Group designs, develops, manufactures, and supports products which intercept, analyze, classify, identify, locate and track microwave signals from radars and weapons, which may originate from potentially hostile sources. It provides communication data links and remote targeting systems and provides equipment and systems that are used to carry out defensive measures against hostile signals or their sources to protect high value assets. The group’s systems are used on military platforms, such as ships, submarines, and patrol aircraft, as well as at ground installations. Included in this group are the programs acquired through the February 2002 acquisition of the operating assets of FEL Corporation, which are operated through the Company’s ST Productions Systems, Inc. subsidiary.

•	Communication (Comms) Group designs, develops, manufactures, and supports products which intercept signals and analyze communications in a variety of transmission media, and then identify and locate the sources of these signals and communications. These systems are generally used by operators on board aircraft, ships and ground installations to intercept various kinds of transmissions over established communications networks.

•	Imaging Group designs, develops, manufactures and supports products that are installed on special purpose aircraft and land vehicles and use multispectral, infrared, and light imaging systems to perform remote surveys. Applications of this technology include environmental pollution, facility inspection, utility monitoring, surface mineral exploration and other special purpose inspections where on-site inspections are not possible or desirable.

     All three business segments offer applicable system engineering services which provide concept studies, system definition and services to aid in the specification of customer requirements. These activities are performed for either present or prospective customers and are principally undertaken to assist the customer in the procurement of major integrated passive surveillance systems and, where applicable, active electronic countermeasures.

     The Communications Group manufactures in its Newington, Virginia facility. The Defense Systems Group manufactures in its Newington, Virginia, Farmingdale, New Jersey and Camarillo, California facilities. The Imaging Group products are manufactured in the Ann Arbor, Michigan facility.

     The Company does not have a significant amount of inter-segment revenue and evaluates segment performance based upon revenue and income from operations by group. The combined income from operations of the three segments equals the income from operations as reported in the Consolidated Statements of Income of the Company. The Company does not allocate interest, other income and expenses or income taxes to the three segments and does not produce separate balance sheet information for each segment. During the three and nine months periods ended June 30, 2003, the Company experienced a loss on a fixed-price contract in the Defense Systems Group in the amount of $573,000 and $850,000, respectively.

     The revenue and income from operations by segment for the three and nine months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
DS	$7,863,000	$5,402,000	$21,813,000	$11,010,000
Comms	4,301,000	2,627,000	12,172,000	6,822,000
Imaging	936,000	1,002,000	3,691,000	2,677,000

Total	$13,100,000	$9,031,000	$37,676,000	$20,509,000

Income from operations
DS	$76,000	$243,000	$969,000	$510,000
Comms	1,404,000	621,000	3,323,000	1,571,000
Imaging	271,000	278,000	674,000	536,000

Total	$1,751,000	$1,142,000	$4,966,000	$2,617,000

6. LINE OF CREDIT

     The Company entered into a line of credit and related note payable with Bank of America in February 2001. Effective February 2002, the Company renewed the line of credit and the amount available under the line of credit was increased from $5,000,000 to $10,000,000. Effective February 28, 2003, the Company renewed its line of credit and increased the availability to $15,000,000, which expires on February 28, 2004. However, the total borrowing base generally cannot exceed the sum of 90% of qualified government accounts receivable and 80% of qualified non-government accounts receivable. Total letters of credit at June 30, 2003 were $1,656,000. The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-

term working capital purposes. At June 30, 2003, there were no borrowings under the line of credit. The borrowing base at June 30, 2003 was $5,723,000.

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

     7.     STOCK – BASED COMPENSATION

     The Company continues to account for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic value method, which resulted in compensation cost for options granted of $110,000 and $201,000 for the three month and nine month periods ended June 30, 2003. No compensation expense was recorded for the three months and nine months ended June 30, 2002. Had compensation expense for the Company’s four stock-based compensation plans been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income, as reported	$1,058,000	$670,000	$2,949,000	$1,597,000
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	33,000	145,000	156,000	360,000

Pro forma net income	$1,025,000	$525,000	$2,793,000	$1,237,000

Earnings per share:
Basic – as reported	$0.16	$0.17	$0.49	$0.40
Basic – pro forma	$0.16	$0.13	$0.47	$0.31
Diluted – as reported	$0.16	$0.16	$0.48	$0.38
Diluted – pro forma	$0.15	$0.12	$0.46	$0.29

     The Black-Scholes model was used to estimate the fair value of the options. The expected life is equal to the term of the option. For the three and nine months ended June 30, 2003, the Company assumes an expected volatility of 48.8% and a risk free rate of 1.17%, compared to an expected volatility of 68.8% and a risk free rate of 2.5% for the three and nine months ended June 30, 2002.

8. PRODUCT WARRANTY

     The Company records estimated warranty costs on the accrual basis of accounting. These reserves are based on the expected cost of providing materials and service within the agreed upon period. Activity in the warranty accrual is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Balance – beginning of period	$660,000	$137,000	$275,000	$12,000
Accruals for warranties issued during the period	391,000	87,000	946,000	212,000
Settlements during the period	(130,000)	—	(300,000)	—

Balance – end of period	$921,000	$224,000	$921,000	$224,000

9. RECENTLY ISSUED ACCOUNTING STANDARDS

     FASB Interpretation No.46 (FIN 46), “Consolidation of Variable Interest Entities,” addresses consolidation and disclosure by business enterprises of variable interest entities. The consolidation requirements of FIN46 apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. FIN 46 does not have any impact on the consolidated financial statements or disclosures of the Company as it does not have any variable interest entities.

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The provisions of SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. SFAS No. 149 is not expected to have any impact on the consolidated financial statements or disclosures of the Company as it does not have any derivative instruments or hedging activities.

     In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. At present, the Company has not issued financial instruments with characteristics of both liabilities and equity.

10. SUBSEQUENT EVENT

     On July 15, 2003, the Company announced its intention to close the facility in Farmingdale, New Jersey and move its operations to Uniontown, Pennsylvania. The Company is currently negotiating a lease of approximately 60,000 square feet for its Uniontown, Pennsylvania operations. The term of the lease will be ten years with two five year options, and an expected inception date of  September 15, 2003. The Company anticipates this move to occur within the six month period ending December 31, 2003. Employees not transferring from New Jersey will receive severance pay, providing they leave the Company in accordance with the Company’s transition plan. The cost associated with the severance pay under the transition plan is currently not determinable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes.

Forward-looking Statements

     Statements in this filing which are not historical facts are forward-looking statements under the provision of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. These statements are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions or results may materially differ from the anticipated events, transactions or results described in such statements. The Company’s ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. In addition to those specifically mentioned above, such risks and uncertainties include, but are not limited to, the existence of demand for, and acceptance of the Company’s products and services, policy decisions of the federal government, particularly in the defense area, regulatory approvals, export approvals, economic conditions both domestically and internationally, the impact of competition and pricing, results of financing efforts and other factors affecting the Company’s business that are beyond the Company’s control. All of its forward-looking statements should be considered in light of these factors. You should not put undue reliance on any forward-looking statements. The Company undertakes no obligation to update these forward-looking statements to reflect new information, future events or otherwise, except as provided by law.

Overview

     The Company is a designer, developer and manufacturer of electronics, communications and technology products for the defense and intelligence markets. Specifically, it specializes in integrated passive surveillance, communications and data links, electronic countermeasures and threat simulators, and airborne imaging and scanning systems. Its products are developed for use primarily by U.S. federal government customers and U.S. approved foreign governments, including U.S. defense and intelligence agencies, foreign government agencies, and civilian agencies.

     To record revenues for performance under U.S. federal government fixed-price and cost-reimbursement contracts, including customer-funded research and development, the Company uses the percentage of completion method of accounting under which revenues are determined on the basis of completion to date (i.e., the total contract amount multiplied by percent of performance to date less revenue value recognized in previous periods). The Company records revenues under cost-reimbursement contracts as costs are incurred and it includes earned fees in the proportion that costs incurred to date bear to total estimated costs. It increases or decreases fees under certain U.S. federal government contracts in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. It includes such incentive fee awards or penalties, which historically are not material, in revenues at the time the amounts can be determined reasonably. It recognizes anticipated losses at the time they become known. Its future operating results may be affected if actual contract costs incurred differ from its current estimates of total contract costs.

     Its revenues are primarily derived from fixed-price contracts, under which it performs specific tasks for a fixed price. Under fixed-price contracts the Company assumes the risk of cost overruns and receives the benefit of cost savings. All of its U.S. federal government contracts, whether the Company is the prime contractor or a subcontractor, are subject to audit and cost controls. As a result, the U.S. federal government contracting authorities typically have the right to object to its costs as not allowable or as unreasonable, which can result in its bearing all or a portion of these costs itself rather than recovering them from the U.S. federal government.

     The Company expenses operating costs such as cost of revenues, general and administrative, independent research and development expenses, and bid and proposal costs in the period incurred. The major components of these costs are compensation, materials, and overhead. Intangible assets are amortized over their useful lives.

     Its results of operations, particularly its revenues, gross profit and cash flow, may vary significantly from period to period depending on a number of factors, including the progress of contract performance, revenues earned on contracts, the timing of customer orders and billing of other direct costs, the commencement and completion of contracts during any particular quarter, the timing of government contract awards, the term of each contract that it has been awarded, foreign budget reallocations, currency fluctuations, and general political and economic conditions. Because a significant portion of its expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity, as well as in the number of contracts commenced or completed during any period may cause significant variations in operating results. As a result of the factors above, period-to-period comparisons of its revenues and operating results may not be meaningful.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues:

     Revenues increased $4,069,000, or 45.1% to $13,100,000 for the three months ended June 30, 2003 from $9,031,000 for the three months ended June 30, 2002. The increase was due primarily to increased revenue in the Communications Group of approximately $1,674,000, in addition to revenues attributable to ST Production Systems, Inc., which is included as part of its Defense Systems Group, of approximately $1,442,000. The remaining increase is attributed to other Defense Systems revenue partially offset by a decline in the Imaging Group revenues. During the three months ended June 30, 2003, the four largest non-classified revenue producing contracts were the AN/SLQ-25A Surface Ship Torpedo Defense System, the AN/SLQ-4A Radio Terminal Set, the RWB Production-Lockheed and AN/SLQ-25A Shipsets, which contributed 36.6% of revenues.

     The total amount of negotiated backlog, including both unfilled firm orders for the Company’s products for which funding had been authorized and appropriated by the customer and firm orders for which funding had not been appropriated as of June 30, 2003 and 2002, was $35,898,000 and $24,400,000, respectively.

Cost of Revenues:

     Cost of revenues increased $2,539,000, or 35.4%, to $9,704,000 for the three months ended June 30, 2003 from $7,165,000 for the three months ended June 30, 2002. The increase was primarily attributed to costs associated with the increased production which was a significant part of the growth in revenues for the period. During the three month period ended June 30, 2003, the Company experienced a loss on a fixed-price contract in the Defense Systems Group in the amount of $573,000. Cost of revenues as a percentage of revenues decreased to 74.1% for the three months ended June 30, 2003 from 79.3% for the three months ended June 30, 2002. The decrease in cost of revenues as a percentage of revenues is attributed primarily to the profitability of the Communications Group.

General and Administrative Expenses:

     General and administrative expenses increased $921,000, or 127.2%, to $1,645,000 for the three months ended June 30, 2003 from $724,000 for the three months ended June 30, 2002. The increase was due principally to additional salaries, benefits and other related expenses of new and existing employees and an increase in internal research and development expense.

     For the three months ended June 30, 2003, internal research and development was $712,000 compared to $58,000 for the three months ended June 30, 2002 and represented 43.3% and 8.0% of general and administrative expense, respectively.

Interest Income:

     Interest income increased $34,000 or over 100% to $36,000 for the three months ended June 30, 2003 from $2,000 for the three months ended June 30, 2002. The increase was primarily the result of the income earned on a higher invested balance of excess cash during the period.

Other Income and Other Expenses:

     Other income decreased $5,000 to $5,000 for the three months ended June 30, 2003 from $10,000 for the three months ended June 30, 2002. The decrease was due to a reduction in sublease income.

Income Tax Expense:

     Income tax expense consists of federal and state income taxes. Income tax expense increased $256,000 or 53.7% to $733,000 for the three months ended June 30, 2003, from $477,000 for the three months ended June 30, 2002. The increase was primarily due to increased and improved profitability during the three month period ended June 30, 2003. The Company’s effective tax rate was 41% for the three months ended June 30, 2003 and 2002 and varies from the federal statutory rate primarily due to state taxes and other nondeductible expenses.

Net Income:

     Net income increased $388,000 or 57.9% to $1,058,000 for the three months ended June 30, 2003, from $670,000 for the three months ended June 30, 2002. The increase is due primarily to an increase in revenues and improved profitability on certain Communications Group contracts. Net income as a percentage of revenue was 8.1% for the three months ended June 30, 2003 compared to 7.4% for the three months ended June 30, 2002, which is consistent with the trend described above.

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

Revenues:

     Revenues increased $17,167,000, or 83.7% to $37,676,000 for the nine months ended June 30, 2003 from $20,509,000 for the nine months ended June 30, 2002. The increase was due primarily to increased revenue in the Communications Group and the Imaging Group of approximately $6,364,000 in addition to revenues attributable to ST Production Systems, Inc., which is included as part of its Defense Systems Group, of approximately $8,703,000. The remaining increase is attributed to other Defense Systems revenue. During the nine months ended June 30, 2003, the four largest non-classified revenue producing contracts were the AN/SLQ-25A Surface Ship Torpedo Defense System, the AN/SLQ-4A Radio Terminal Set, the Hyperspectral Imaging System, and the AN/DPT-2B Based Payload for Lead In Fighter Hawk Radar Emulator, which contributed 37.1% of revenues.

Cost of Revenues:

     Cost of revenues increased $13,080,000, or 85.1%, to $28,443,000 for the nine months ended June 30, 2003 from $15,363,000 for the nine months ended June 30, 2002. The increase was primarily attributed to cost associated with the increased production which was a significant part of the growth in revenues for the nine month period. During the nine month period ended June 30, 2003, the Company experienced a loss on a fixed-price contract in the Defense Systems Group in the amount of $850,000. Cost of revenues as a percentage of revenues increased to 75.5% for the nine months ended June 30, 2003 from 74.9% for the nine months ended June 30, 2002. The increase was primarily attributed to costs associated with the revenues generated by ST Production Systems, Inc. This subsidiary operates in a price sensitive market, which results in lower gross margins. However, this was offset in part by higher profit margins on Communications Group contracts.

General and Administrative Expenses:

     General and administrative expenses increased $1,738,000, or 68.7%, to $4,267,000 for the nine months ended

June 30, 2003 from $2,529,000 for the nine months ended June 30, 2002. The increase was due principally to additional salaries, benefits and other related expenses of new and existing employees and to an increase in internal research and development expense.

     For the nine months ended June 30, 2003, internal research and development was $1,344,000 compared to $678,000 for the nine months ended June 30, 2002 and represented 31.5% and 26.8% of general and administrative expense, respectively.

Interest Income and Interest Expense:

     Interest income increased $46,000 or over 100% to $79,000 for the nine months ended June 30, 2003 from $33,000 for the nine months ended June 30, 2002. The increase was primarily the result of the income earned on a higher invested balance of excess cash during the period. Interest expense increased $40,000 or over 100% to $49,000 for the nine months ended June 30, 2003 from $9,000 for the nine months ended June 30, 2002. The increase was primarily due to interest expense incurred during the first three months of fiscal year 2003.

Other Income and Other Expenses:

     Other income decreased $65,000 to $12,000 for the nine months ended June 30, 2003 from $77,000 for the nine months ended June 30, 2002. The decrease was due to a reduction in sublease income.

Income Tax Expense:

     Income tax expense consists of federal and state income taxes. Income tax expense increased $939,000 or 84.6% to $2,049,000 for the nine months ended June 30, 2003, from $1,110,000 for the nine months ended June 30, 2002. The increase was primarily due to increased and improved profitability during the nine month period ended June 30, 2003. The Company’s effective tax rate was 41% for the nine months ended June 30, 2003 and 2002 and varies from the federal statutory rate primarily due to state taxes and other nondeductible expenses.

Net Income:

     Net income increased $1,352,000 or 84.7% to $2,949,000 for the nine months ended June 30, 2003, from $1,597,000 for the nine months ended June 30, 2002. The increase is due primarily to an increase in revenues during the period. Net income as a percentage of revenue was 7.8% for the nine months ended June 30, 2003 and June 30, 2002, respectively.

Liquidity and Capital Resources

     Historically, the Company’s primary source of liquidity is cash provided by operations and its line of credit. The Company’s liquidity requirements depend on a number of factors, including the timing of production under its federal government and foreign sales contracts. On November 22, 2002, the Company sold 2 million shares of common stock for net proceeds, after costs and underwriters commissions, of $14,235,000. On December 12, 2002 the underwriters exercised their overallotment option which provided net proceeds to the Company of $2,232,000 from the sale of an additional 300,000 shares. The Company had cash and cash equivalents of $18,769,000 at June 30, 2003, as compared to $700,000 at September 30, 2002. The increase was primarily due to the net proceeds of $16,467,000 received from the sale of 2.3 million shares of common stock and cash provided by operating activities. The increase was partially offset by cash used in investing activities and the repayment of the line of credit.

     Cash provided by operating activities was approximately $5,107,000 for the nine months ended June 30, 2003, compared to cash used in operating activities of approximately $2,918,000 for the nine months ended June 30, 2002, an increase of approximately $8,025,000. The primary reasons for this increase were an increase in net income, a net decrease in billed and unbilled accounts receivables, a decrease in inventories and a decrease in other assets. The increase was offset in part by a decrease in accounts payable, billing in excess of costs and income taxes payable.

     Cash used in investing activities was approximately $837,000 during the nine months ended June 30, 2003, compared to approximately $2,701,000 for the nine months ended June 30, 2002, a decrease of approximately $1,864,000. The primary reason for the decrease were the acquisition of FEL Corporation assets during the nine months ended June 30, 2002 compared to only capital expenditures for property and equipment in 2003.

     Cash provided by financing activities was approximately $13,799,000 during the nine months ended June 30, 2003, compared to cash provided by financing activities of approximately $1,445,000 for the nine months ended June 30, 2002, an increase of $12,354,000. The increase was primarily due to the net proceeds of $16,467,000 received from the sale of 2.3 million shares of common stock. The increase was partially offset by cash used for the repayment of the line of credit.

     The Company has a $15,000,000 line of credit with Bank of America which expires on February 28, 2004. The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes. Prior to renewal of its line of credit, the Company had a $10,000,000 line that expired on February 28, 2003. The bank agreement establishes the interest rate at the London Interbank Offering Rate (LIBOR) plus 200 to 285 basis points, determined by the Company ratio of funded debt to earnings before interest, taxes, depreciation and amortization. Under the line of credit, the total borrowing base generally cannot exceed the sum of 90% of qualified government accounts receivable and 80% of qualified non-government accounts receivable. The borrowing base art June 30, 2003 was $5,723,000. As of June 30, 2003, there were no borrowings under its line of credit. The Company has given the lender a security interest in substantially all of its assets to secure the debt under its credit facility.

     The Company believes its existing funds, cash generated by operations, and amounts available for borrowings under its line of credit will be sufficient to meet its current working capital requirements

Market Risks

     In addition to the risks inherent in its operations, the Company is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding its exposure to credit, interest rates and foreign exchange rates.

Cash and Cash Equivalents:

     All unrestricted, highly liquid investments purchased with a remaining maturity of three months or less are considered to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. It believes that any credit risk related to these cash and cash equivalents is minimal.

Interest Rates:

     The Company’s line of credit financing provides available borrowing to it at variable interest rates. There were no outstanding borrowings at June 30, 2003. Accordingly, the Company does not believe that any movement in interest rates would have a material impact on future earnings or cash flows. However, if the Company were to significantly increase borrowing under the current line of credit agreement, future interest rate changes could potentially have a material impact.

Foreign Currency:

     The Company has contracts to provide services to U.S. approved foreign countries. Its foreign sales contracts require payment in U.S. dollars, so it is not affected by foreign currency fluctuations.

Contractual Obligations and Commitments

     The Company’s line of credit balance was $2,900,000 as of September 30, 2002. All outstanding borrowings under the line of credit were paid off in the first fiscal quarter of 2003 with proceeds of the sale of common stock. There were no outstanding borrowings under the line of credit at June 30, 2003.

     In connection with the February 2003 line of credit renewal, the letters of credit were revised. Total letters of credit at June 30, 2003 were $1,656,000. Letters of credit of $1,015,000 expire in less than one year and $641,000 expire in one to three years.

      On July 15, 2003, the Company announced its intention to close the facility in Farmingdale, New Jersey and move its operations to Uniontown, Pennsylvania. The Company is currently negotiating a lease of approximately 60,000 square feet for its Uniontown, Pennsylvania operations. The term of the lease will be ten years with two five year options, and an expected inception date of  September 15, 2003.

Critical Accounting Policies and Estimates

     There have been no material changes in the Company’s critical accounting policies and estimates during the nine months ended June 30, 2003, except as noted below. A complete description of the Company’s critical accounting policies and estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

Inventories:

     The Company is required to state its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, it is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. Inventory is generally purchased to fulfill a specific contract commitment. At June 30, 2003, it had $854,000 in inventory related to a program for the Egyptian Navy. While the inventory was purchased, built and configured for the project, the Company has allocated and will continue to allocate inventory to other business objectives. Although the Company has no reason to believe this contract is in jeopardy, given the delays experienced, it cannot, with any certainty, plan on a contract notice to proceed until sometime after August 2004.

Research and Development:

     The Company includes internally funded research and development costs in general and administrative expenses in its consolidated income statements. Its applied research and development during the nine months ended June 30, 2003 focused on advanced scanning capabilities, an upgrade to a digital receiver and upgraded pulse analyzer; all of which are expected to assist in anticipated future contracts. It expensed $712,000 and $58,000 of internally funded research and development costs during the three months ended June 30, 2003 and 2002, respectively. It expensed $1,344,000 and $678,000 of internally funded research and development costs during the nine months ended June 30, 2003 and 2002, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The information called for by this item is provided under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished but not filed as an exhibit to this report on Form 10-Q.

(b)	Reports on Form 8-K

A Form 8-K was filed on May 14, 2003 providing information under Item 12.

*	Document filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSYTECH, INC.

August 13, 2003	By:	/s/ S. Kent Rockwell

S. Kent Rockwell
Chairman and Chief Executive Officer

August 13, 2003	By:	/s/ Donald F. Fultz

Donald F. Fultz
Vice President and Chief Financial Officer