Form 10-K
period 2003-09-30
SENSYTECH INC
filed 2003-12-23
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2003

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

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
Which Registered
Title of Class
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

Part III of the Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes [ ]	No [X]

     As of December 12, 2003, there were 6,498,178 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding. The aggregate market value of the voting and non-voting shares of the Common Stock held by non-affiliates as of March 31, 2003, (the last business day of registrant’s second quarter of fiscal 2003) was approximately $46,694,000 based on the closing price on that date for the registrant’s common stock on the Nasdaq National Market.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report incorporates by reference specific portions of the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on February 17, 2004.

SENSYTECH, INC. AND SUBSIDIARIES

For the Fiscal Year Ended September 30, 2003
______________

TABLE OF CONTENTS

	PART I
1.	Business	4
2.	Properties	9
3.	Legal Proceedings	10
4.	Submission of Matters to a Vote of Security Holders	10
	Supplemental Item. Executive Officers of the Registrant	10
	PART II
5.	Market for Registrant’s Common Equity and Related Stockholder Matters	10
6.	Selected Financial Data	11
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
7A.	Quantitative and Qualitative Disclosures About Market Risk	21
8.	Financial Statements and Supplementary Data	22
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	45
9A.	Controls and Procedures	45
	PART III
10.	Directors and Executive Officers of the Registrant	45
11.	Executive Compensation	45
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	46
13.	Certain Relationships and Related Transactions	46
14.	Principal Accountant Fees and Services	46
	PART IV
15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	46
	Signatures	47
	Certifications

PART I

ITEM 1. BUSINESS

     We are a Delaware corporation, which resulted from the merger of Daedalus Enterprises, Inc., which was organized in 1968, and S.T. Research Corporation, which was organized in 1972. These two corporations merged on June 9, 1998, thus creating our company.

     We are a designer, developer and manufacturer of electronics and technology products for the defense and intelligence markets. Specifically, we specialize in integrated passive surveillance, communications and data links, electronic countermeasures and threat simulator systems, and airborne imaging and scanning systems. Our customers include the U.S. Department of Defense, other U.S. federal government agencies, major domestic prime defense contractors (such as Lockheed Martin Corporation and L-3 Communications Corporation), foreign governments and agencies and foreign defense contractors. Many of our products are used in national defense programs for the U.S. federal government intelligence community and approved international customers. As a result, approximately 80.7% of our revenues for the year ended September 30, 2003 were derived from U.S. federal agencies.

     Our products can be found on virtually every U.S. Navy surface and sub-surface combatant, as well as certain international surface combatants. These include major military platforms such as the SSN-688 Los Angeles class, SSN-21 Seawolf class and SSN-774 Virginia class submarines, all U.S. aircraft carriers, MK-V patrol boats, Cyclone class coastal patrol boats, certain U.S. Coast Guard vessels, NASA U-2 aircraft and U.S. special missions aircraft. Our reputation for engineering excellence has allowed us to develop long-term relationships across the defense and intelligence markets. As a result, for the year ended September 30, 2003, approximately 87.2% of our revenues were generated from contracts for which we are the prime contractor, while approximately 44.9% of our revenues were generated from sole or single source contracts. Single source contracts are contracts under which the purchaser purchases products only from us, although other suppliers exist, while sole source contracts are contracts under which the purchaser purchases products from us that only we can supply.

     At September 30, 2003, we employed approximately 220 people, 143 of whom held security clearances and 73 of whom were engineers. For the fiscal year ended September 30, 2003, we generated revenues of $53,183,000 and net income of $4,052,000. For the year ended September 30, 2002, we generated revenues of $32,290,000 and net income of $2,189,000. Our total funded backlog remained relatively constant from $29,571,000 at September 30, 2002 to $29,341,000 at September 30, 2003.

     On November 22, 2002, the Company sold 2 million shares of common stock for net proceeds after costs and underwriter’s commissions of $14,235,000. On December 12, 2002, the underwriters exercised their overallotment option, which provided net proceeds to the Company of $2,232,000 from the sale of an additional 300,000 shares.

     The Company operates through three business segments described below.

DEFENSE SYSTEMS GROUP

     This group designs, develops, manufactures and supports products which intercept, analyze, classify, identify, locate and track microwave signals from radars and weapons which may originate from potentially hostile sources. It provides communication data links and remote targeting systems and provides equipment and systems, that are used to carry out defensive measures against hostile signals or their sources to protect high value assets. The group’s systems are used on military platforms, such as ships, submarines, patrol aircraft, as well as at ground installations. For the fiscal year ended September 30, 2003, approximately 57.5 % of our revenues came from this group, while for the year ended September 30, 2002, approximately 55.9% of our revenues came from this group.

COMMUNICATIONS GROUP

     This group designs, develops, manufactures and supports products which intercept signals and analyze communications in a variety of transmission media, and then identify and locate the sources of these signals and communications. These systems are generally used by operators on board aircraft, ships and ground installations to intercept various kinds of transmissions over established communications networks. For the fiscal year ended September 30, 2003, approximately 34.3% of our revenues came from this group, while for the year ended September 30, 2002, approximately 32.5% of our revenues came from this group.

IMAGING GROUP

This group designs, develops, manufactures and supports products that are installed on special purpose aircraft and land vehicles and use multispectral, infrared, and light imaging systems to perform remote surveys. Applications of this technology include environmental pollution, facility inspection, utility monitoring, surface mineral exploration and other special purpose inspections where on-site inspections are not possible or desirable. For the fiscal year ended September 30, 2003, approximately 8.2% of our revenues came from this group, while for the year ended September 30, 2002, approximately 11.6% of our revenues came from this group.

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

	2003	2002	2001

Internal research and development	$1,019,000	$794,000	$892,000
Customer-funded development	3,444,000	620,000	7,958,000

Total	$4,463,000	$1,414,000	$8,850,000

Backlog

     Our backlog consists of the following for years ended September 30:

	2003	2002	2001

Funded	$29,341,000	$29,571,000	$5,547,000
Unfunded	—	—	337,000

Total	$29,341,000	$29,571,000	$5,884,000

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

     Changes in the amount of our backlog and funded backlog may vary as a result of the execution of new contracts or the extension of existing contracts, exercise of options, reductions from contracts that end or are completed, reductions from the early termination of contracts, and adjustments to estimates of previously included contracts, including the effect of change orders. Changes in the amount of our funded backlog are also affected by the funding cycles of the government. For the same reasons, we believe that period-to-period comparisons of backlog and funded backlog are not necessarily indicative of future revenues that we may receive.

     Some of our contracts can be extended or increased at the option of the customer. As of September 30, 2003, the potential value of these options, if exercised by the customer, is approximately $41,887,000. We anticipate that a portion of the options will be exercised during the calendar years 2004 through 2008. However, we have no way of knowing whether any of the options will be exercised, or if they are exercised, what the value of any additional order would be.

Government Contracts

     During the fiscal year ended September 30, 2003, approximately 80.7% of our revenues were attributable to contracts with various departments and agencies of the U.S. federal government or subcontracts with its prime contractors. The funding of government programs is subject to Congressional appropriations. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis, even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations.

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

     As a government contractor, we are subject to government audits, inquiries and investigations. We have experienced minimal audit adjustments over the past ten years. The Defense Contract Audit Agency has completed its audit of our contracts through the fiscal year ended September 30, 1999. We are still subject to adjustment on our performance during subsequent years.

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

Competitive Strengths

     We believe we are well-positioned to address the requirements of our customers in the intelligence community and Department of Defense because we possess the following key competitive strengths:

•	Significant Supplier to Domestic and Allied Intelligence Agencies. Approximately 10.8% of our revenues for the year ended September 30, 2003 were derived from classified programs of the U.S. federal government and U.S. approved international customers. These programs tend to have higher margins and are generally awarded to a small group of suppliers. Given our expertise and track record with these customers, we believe we are well-positioned to take advantage of the heightened awareness and continued spending for intelligence activities in the wake of the war on terrorism.

•	Employees with Security Clearances. The strict security clearance requirements for personnel who work on classified programs for the intelligence community and Department of Defense severely limits the number of suppliers that are allowed to bid on those types of programs. Companies wishing to bid on such programs must have employees who have completed the lengthy process necessary to obtain a security clearance. This process requires a candidate to be sponsored by the government for a particular purpose, entails extensive background investigations that typically take between six months to a year and, for restricted access clearance, may require successful completion of polygraph testing. As of September 30, 2003, 143 of our 220 employees have government security clearances, with approximately 20% holding Top Secret/ Sensitive Compartmented Information (TS/SCI) security clearances.

•	Engineering and Design Expertise. We have a successful track record of providing our customer needs as demonstrated by our long-term relationships with many of our largest customers. Our predecessor companies and we have provided high quality technical solutions in the intelligence gathering and electronic warfare areas for the Navy and other defense departments for over 25 years. At September 30, 2003, we employed 73 engineers, who represented approximately 33% of our workforce. Since October 1, 1998, we have spent approximately $34.3 million in both customer funded as well as independent research and development.

•	Established Sole-Source Contract Relationships. We received approximately 44.9% of our revenues for the year ended September 30, 2003 from sole or single source contract relationships. These relationships provide us with opportunities to proactively prepare for and develop follow-on program opportunities through upgrades, new versions of products and additional product sales. We also believe these sole or single source relationships create significant advantages in technology, time to market and start-up costs. This affords us market protection relative to new entrants or competitors. Most of our sole source relationships exist with agencies or departments of the U.S. federal government, so the terms of those contracts are consistent with normal federal government procurement, including provisions for termination for convenience, which allows the U.S. federal government to terminate the contracts at any time for any reason.

•	Experienced Management Team. Our executives provide us with extensive experience in supporting the intelligence community and Department of Defense. Each of our executive officers has more than 20 years experience in the intelligence and Department of Defense marketplace. With their knowledge, valued relationships and reputations, our management plays a key role in building and sustaining our customer base.

Business Strategy

     Our objective is to profitably grow our business as a premier provider of high quality and state of the art intelligence gathering and electronic warfare technology, products and systems. Our strategies for achieving this objective include:

•	Expanding Our Customer Base. We intend to capitalize on our long-term relationships with our customers and our reputation within the intelligence community and Department of Defense to attract new customers within those communities. We believe we have a successful performance record and demonstrated technical expertise that gives us credibility with prospective customers and enhances our ability to be successful in bidding on follow-on contracts. As our revenues base grows through internal growth as well as acquisitions, we intend to seek larger contracts, which have historically been awarded to larger suppliers.

•	Targeting High Growth Segments of the Market. We believe the projected growth in government intelligence gathering and electronic warfare technology products and services spending will offer opportunities for development and delivery of advanced technology solutions for defense and intelligence agencies. We intend to expand our product and service offerings in these areas, particularly where there is a possibility for significant long-term sales. We believe that friendly foreign governments would like to increase their capabilities in these areas, as the events of September 11, 2001, have global security implications.

•	Attracting and Retaining Highly Skilled Personnel. We intend to continue to attract and retain skilled professionals to ensure we have the capabilities to fulfill our customers’ requirements. We target candidates who have served in the military or as civilian experts in the intelligence community and Department of Defense, and believe we can continue to retain our employees by offering competitive compensation and by providing opportunities for career growth through company-supported education programs and involvement in diverse and challenging engineering developments.

•	Leveraging Customer Funded Research and Development. Many of our products were or are being developed through funding provided by the customer in the form of research and development contracts. While these contracts tend to be relatively small, they contain provisions for the customer to exercise multi-year options that increase the values of these programs significantly should the customer decide to go into full production. Since October 1, 1998, the U.S. federal government has provided us with approximately $29.8 million under such development contracts.

Some of our contracts can be extended or increased at the option of the customer.

•	Pursuing Strategic Acquisitions. We plan to enhance our internal growth by selectively pursuing strategic acquisitions of businesses that can cost-effectively broaden our technology expertise and our product offerings. We are primarily focused on acquiring businesses that provide value-added solutions for the intelligence community and Department of Defense, but will also consider opportunities to acquire other businesses where we can utilize our reputation and experienced management team to expand our core business areas.

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

Employees

     At September 30, 2003, we employed 220 people, 73 of whom have engineering degrees while 143 have security clearances. Our continued success depends upon our ability to attract and retain highly skilled employees. We believe we are successful in retaining our employees by offering a competitive salary structure, attractive incentive compensation and benefits programs, career growth opportunities, flexible work assignments and the opportunity to perform mission-critical services, often in classified environments. Our current employees are offered an opportunity to respond to new job opportunities before we pursue external recruiting. We consider our relations with employees to be good, and we have never had a work stoppage.

Environmental

     We have incurred no material costs in the past two years related to environmental issues.

ITEM 2. PROPERTIES

     We believe that our leased facilities are suitable for the operations we have in each of them. Each facility is well maintained and capable of supporting higher levels of revenue. The table below sets forth certain information about our principal facilities.

	Estimated			Principal
Address	Square Feet	Lease Term	Description	Activity

8419 Terminal Road Newington, VA 22122	67,220	Leased, Expiration Date: 6/30/2014	Two 1-story and one partial 2-story adjacent block buildings. Buildings are in an industrial park.	Engineering/Manufacturing/ Administration

300 Parkland Plaza Ann Arbor, MI 48103	12,419	Leased, Expiration Date: 11/30/2008	One-story facility in a research park.	Engineering/Manufacturing/ Administration

100 Central Avenue Farmingdale, NJ 07727	147,000	Leased, Expiration Date: 1/31/2004	One-story facility in an industrial park.	Engineering/Manufacturing/ Administration

3883 Via Pescador, Suite D Camarillo, CA 93012	5,318	Leased, Expiration Date: 12/31/2003	One-story facility in an industrial park.	Engineering/Manufacturing/ Administration

	Estimated			Principal
Address	Square Feet	Lease Term	Description	Activity

847 Airport Road Dunbar, PA	8,900	Leased, Expiration Date: 4/21/2007	One-story facility	Engineering/Manufacturing/ Administration

90 Laurel View Drive Smithfield, PA	60,000	Leased, Expiration Date: 9/15/2013	One-story facility	Engineering/Manufacturing/ Administration

     Our facilities in Newington, Virginia; Ann Arbor, Michigan; Camarillo, California; Farmingdale, New Jersey; Dunbar, Pennsylvania and Smithfield, Pennsylvania are equipped with equipment used for the design, development and manufacture of our products. Our facilities in Newington include a sensitive compartmented information facility, anechoic chamber, secure test areas, environmental equipment, antennas, as well as general-purpose equipment required to manufacture and test our products. We believe our facilities are adequate for our current business activities and will remain so for the foreseeable future.

     The Communications Group manufactures in its Newington, VA facility. The Defense System Group manufactures in its Newington, VA, Camarillo, CA, Smithfield, PA and Farmindale, NJ facilities. The Imaging Group products are manufactured in the Ann Arbor, MI facility.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to, nor is any of its property the subject of any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holder during the fourth quarter of the Company’s fiscal year ended September 30, 2003.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the Executive Officers of the Registrant, including their names, ages and offices held, as of December 12, 2003.

Name	Age	Position with Registrant

S. Kent Rockwell	59	Chairman of the Board since 2000 and Chief Executive Officer since 1998
Donald F. Fultz	50	Vice President, Chief Financial Officer and Treasurer since 2000
Delano Esguerra	63	Vice President of Business Development since 2001
James D. Ross	41	Vice President of the Communications Group since 2000

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Effective November 20, 2002, the Company’s common stock is traded on The Nasdaq National Market under the symbol “STST”. Prior to that time, it was traded on the Nasdaq SmallCap Market.

     The following table sets forth the range of high and low actual sales prices of our common stock for the periods indicated.

	High	Low

Fiscal 2003
Fourth Quarter	20.45	13.25
Third Quarter	14.74	9.52
Second Quarter	12.43	9.11
First Quarter	12.02	6.93
Fiscal 2002
Fourth Quarter	10.12	6.81
Third Quarter	10.46	8.00
Second Quarter	9.49	5.85
First Quarter	9.23	5.35

     There were 207 registered holders of our common stock on December 12, 2003. On December 12, 2003, the closing sale price of our common stock on The NASDAQ National Market was $14.35 per share.

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

Equity Compensation Plan Information

	Number of securities	Weighted average
	to be issued upon	exercise price of	Number of
	exercise of	outstanding	securities
	outstanding options,	options, warrants	remaining available
Plan category	warrants and rights	and rights	for future issuance

	(a)	(b)	( c)
Equity compensation plans approved by security holders	487,100	$5.74	830,600
Equity compensation plans not approved by security holders	None	n/a	None
Total	487,100	$5.74	830,600

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth the selected consolidated statement of earnings data and balance sheet data for each of the periods indicated. The selected financial data for the years ended September 30, 2003, 2002, 2001, 2000, and 1999 are derived from our audited consolidated financial statements and related notes.

     The selected financial data is presented below and should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended September 30

	2003	2002	2001	2000	1999

		(in thousands, except per share data)
Consolidated Statement of Earnings Data:
Contract revenues	$53,183	$32,290	$16,391	$22,706	$26,424

Costs and expenses
Cost of revenues	40,614	24,855	11,744	16,195	19,237
General and administrative expenses	5,876	3,782	2,901	3,974	4,251

Total costs and expenses	46,490	28,637	14,645	20,169	23,488

Income from operations	6,693	3,653	1,746	2,537	2,936
Other income (expenses)
Interest (expense) income, net	72	(4)	141	116	(40)
Other income, net	22	60	116	39	—

Income before income taxes	6,787	3,709	2,003	2,692	2,896
Income tax provision	(2,735)	(1,520)	(779)	(1,026)	(1,207)

Net income	$4,052	$2,189	$1,224	$1,666	$1,689

Earnings per share
Basic	$0.66	$0.54	$0.31	$0.42	$0.42

Diluted	$0.65	$0.52	$0.30	$0.40	$0.40

	As of September 30,

	2003	2002	2001	2000	1999

Consolidated Balance Sheet:
Cash and cash equivalents	$13,445	$700	$4,362	$1,512	$3,076
Total assets	$44,438	$25,852	$13,766	$14,384	$13,787
Total debt	$—	$2,900	—	$38	$111
Stockholder’s equity	$35,933	$14,666	$11,986	$10,754	$9,112

	As of September 30,

	2003	2002	2001	2000	1999

Other Data (unaudited)
Backlog(1)	$29,341	$29,571	$5,884	$7,033	$17,106

1)	We define backlog as the funded and unfunded amounts provided in our contracts, less previously recognized revenue.

1)	We define backlog as the funded and unfunded amounts provided in our contracts, less previously recognized revenue.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes.

Forward-looking Statements

     Statements in this filing which are not historical facts are forward-looking statements under the provision of the Private Securities Litigation Reform Act of 1955. All forward-looking statements involve risks and uncertainties. These statements are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions or results may materially differ from the anticipated events, transactions or results described in such statements. The Company’s ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. In addition to those specifically mentioned above, such risks and uncertainties include, but are not limited to, the existence of demand for, and acceptance of the Company’s products and services, regulatory approvals, export approvals, economic conditions both domestically and internationally, the impact of competition and pricing, results of financing efforts and other factors affecting the Company’s business that are beyond the Company’s control. All of the forward-looking statements should be considered in light of these factors. You should not put undue reliance on any forward-looking statements. The Company undertakes no obligation to update these forward-looking statements to reflect new information, future events or otherwise, except as provided by law.

Overview

     The Company is a designer, developer and manufacturer of electronics, communications and technology products for the defense and intelligence markets. Specifically, the Company specializes in integrated passive surveillance, communications and data links, electronic countermeasures and threat simulators, and airborne imaging and scanning systems. Its products are developed for use primarily by U.S. federal government customers and U.S. approved foreign governments, including U.S. defense and intelligence agencies, foreign governments agencies, and civilian agencies.

     A substantial portion of the Company’s revenues is derived from contracts with the U.S. federal government. For the fiscal years ended September 30, 2003 and 2002, approximately 80.7% and 80.4%, respectively, of its revenues were derived from contracts with the U.S. federal government. For these same periods, approximately 87.2% and 80.0%, respectively, of its revenues were generated from contracts for which the Company was the prime contractor, and approximately 44.9% and 62.1%, respectively, of its revenues were generated from sole or single source contracts. Single source contracts are contracts under which the purchaser purchases products only from the Company, although other suppliers exist, while sole source contracts are contracts under which the purchaser purchases products from the Company that only it can supply. The percentage reduction in sole or single source contracts is the result of classifying all revenues of ST Production Systems, Inc., as derived from competitive contracts. All of these contracts were acquired in February 2002 as part of the assets acquired from FEL Corporation. In addition during these time periods, approximately 10.8% and 26.7%, respectively, of the Company’s revenues were generated from contracts relating to classified programs of the U.S. federal government and select international contracts.

     To estimate revenues for performance under U.S. federal government fixed-price and cost-reimbursement contracts, including customer-funded research and development, the Company uses the percentage of completion method of accounting under which estimated revenues are determined on the basis of completion to date (i.e., the total contract amount multiplied by percent of performance to date less revenue value recognized in previous periods). The Company records revenues under cost-reimbursement contracts as costs are incurred and it includes estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The Company increases or decreases fees under certain U.S. federal government contracts in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria.

The Company includes such incentive fee awards or penalties, which historically are not material, in revenues at the time the amounts can be reasonably determined. The Company recognizes anticipated probable losses at the time they become known. The Company’s future operating results may be affected if actual contract costs incurred differ from its current estimates of total contract costs.

     The Company’s revenues are primarily derived from fixed-price contracts, under which it performs specific tasks for a fixed price. Under fixed-price contracts the Company assumes the risk of cost overruns, assuming no change orders can be negotiated, and receives the benefit of cost savings. All of the Company’s U.S. federal government contracts, whether it is the prime contractor or a subcontractor, are subject to audit and cost controls. As a result, the U.S. federal government contracting authorities typically have the right to object to the Company’s costs as not allowable or as unreasonable, which can result in it bearing all or a portion of these costs itself rather than recovering them from the U.S. federal government. The Defense Contract Audit Agency has completed its audit of our contracts through the fiscal year ended September 30, 1999. We are still subject to adjustment on our performance during subsequent years.

     The Company expenses operating costs such as cost of revenues, general and administrative, independent research and development expenses, and bid and proposal costs in the period incurred. The major components of these costs are compensation, materials, and overhead. Intangible assets are amortized over their useful lives.

     The Company’s results of operations, particularly its revenues, gross profit and cash flow, may vary significantly from period to period depending on a number of factors, including the progress of contract performance, revenues earned on contracts, the timing of customer orders and billing of other direct costs, timing of receipt of significant change orders, the commencement and completion of contracts during any particular quarter, the timing of government contract awards, the term of each contract that it has been awarded, foreign budget reallocations, currency fluctuations, and general political and economic conditions. Because a significant portion of the Company’s expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity, as well as in the number of contracts commenced or completed during any period may cause significant variations in operating results. As a result of the factors above, period-to-period comparisons of its revenues and operating results may not be meaningful.

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

Revenues:

     Revenues increased $20,893,000, or 64.7%, to $53,183,000 for the year ended September 30, 2003 from $32,290,000 for the year ended September 30, 2002. The increase was due primarily to new contract awards or modifications of existing contracts in the Communications Group, the Imaging Group and the Defense Systems Group of approximately $7,760,000, $584,000 and $12,549,000, respectively. For the year ended September 30, 2003 the Company derived, directly or indirectly, 80.7% of its revenue from federal agencies in the intelligence community and the Department of Defense, compared to 80.4% for the year ended September 30, 2002. For the year ended September 30, 2003, the Company’s four largest non-classified revenue producing contracts were the AN/SLQ-25A Surface Ship Torpedo Defense System, the AN/SLQ-4A Radio Terminal Set, the AN/DPT 2-B Based Payload for Lead In Fighter Hawk Radar Emulator, and Hyperspectral Imaging System, which collectively contributed 35.5% of revenue.

     Customer funded development, which is included in revenue, increased $2,824,000 or over 100% to $3,444,000 for the year ended September 30, 2003 from $620,000 for the year ended September 30, 2002. Major increases for the year came from the MIL-ADF program and the Surface Ship Torpedo Defense Systems program, which represents approximately 61% of the customer funded development in fiscal year 2003.

     For the year ended September 30, 2003, the Company derived approximately 13.8% of its revenues from contracts with U.S. approved foreign countries, of which no country represented 10% or more of the revenues. The Company’s foreign sales contracts require payment in US dollars, so those sales are not affected by foreign currency fluctuations. The Company intends to increase the amount of foreign sales it makes in the future.

Cost of Revenues:

     Cost of revenues increased $15,759,000, or 63.4%, to $40,614,000 for the year ended September 30, 2003 from $24,855,000 for the year ended September 30, 2002. This was primarily attributed to an increase in labor of $3,274,000 and an increase in materials of $8,975,000 to support the increase in production activities, which was a significant part of the growth in revenues. The Company recorded an inventory write down of $1,074,000 in 2003 for certain component parts in inventory, no such write down was incurred in 2002. Additionally, fringe benefits, occupancy costs and depreciation increased by $1,846,000 mainly as a result of a full year of use of the Company’s NJ facility, which began its operations in February 2002. Cost of revenues as a percentage of revenues decreased to 76.4% for the year ended September 30, 2003 from 77.0% for the year ended September 30, 2002.

General and Administrative Expenses:

     General and administrative expenses increased $2,094,000, or 55.4%, to $5,876,000 for the year ended September 30, 2003 from $3,782,000 for the year ended September 30, 2002. The increase was due principally to the additional salaries and benefits of $783,000 and other related expenses of new and existing employees and to an increased internal research and development expense of $225,000.

     For the year ended September 30, 2003, internal research and development was $1,019,000 compared to $794,000 for the year ended September 30, 2002 and represented 17.3% and 21.0% of general and administrative expense, respectively.

Interest Income and Interest Expense:

     Interest income increased $86,000, or over 100%, to $122,000 for the year ended September 30, 2003 from $36,000 for the year ended September 30, 2002. The increase was primarily the result of the income earned on a higher invested balance of excess cash during the period. Interest expense increased $10,000, or 25%, to $50,000 for the year ended September 30, 2003 from $40,000 for the year ended September 30, 2002. The increase was primarily due to interest expense incurred during the first three months of fiscal year 2003.

Other Income and Other Expenses:

     Net other income decreased $38,000, or 63.3%, to $22,000 for the year ended September 30, 2003. The decrease was primarily due to sublease income of $17,000 in fiscal 2003 compared to $78,000 in fiscal 2002.

Income Tax Expense:

     Income tax expense consists of federal and state income taxes. Income tax expense increased $1,215,000, or 80.0%, to $2,735,000 for the year ended September 30, 2003, from $1,520,000 for the year ended September 30, 2002. The increase was primarily due to increased and improved profitability in 2003. The Company’s effective tax rates were approximately 40.3% and 41.0% for the years ended September 30, 2003 and 2002, respectively, and varies from the federal statutory rate primarily due to state taxes and certain nondeductible expenses. The Company’s new Pennsylvania production facility is within the Keystone Opportunity Zone. The Company is exempt from Pennsylvania state and local taxes for a period of ten years. As a result, the Company believes its effective tax rate will be reduced by approximately 1-2% in 2004.

Net Income:

     Net income increased $1,863,000, or 85.1%, to 4,052,000 for the year ended September 30, 2003 from $2,189,000 for the year ended September 30, 2002. The increase is due primarily to an increase in revenues and increased cost performance during the year. Net income as a percentage of revenue was 7.6% and 6.8% for the years ended September 30, 2003 and 2002, respectively.

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

Revenues:

     Revenues increased $15,899,000, or 97.0%, to $32,290,000 for the year ended September 30, 2002 from $16,391,000 for the year ended September 30, 2001. The increase was due primarily to new contract awards in the Communications Group and the Imaging Group of approximately $9,184,000, in addition to revenues attributable to ST Production Systems, Inc., the subsidiary that holds the assets we acquired from FEL Corporation and which we include as part of our Defense Systems Group, of approximately $10,896,000 since the date of the FEL asset acquisition. This increase was partially offset by a decrease in other Defense Systems Group revenue of $4,181,000.

For the year ended September 30, 2002 we derived, directly or indirectly, 80.4% of our revenue primarily from federal agencies in the intelligence community and the Department of Defense, compared to 88.9% for the year ended September 30, 2001. For the year ended September 30, 2002, our four largest revenue producing contracts were the AN/SLQ-25A Surface Ship Torpedo Defense System, the AN/SLQ-4A Radio Terminal Set, the AN/BLQ-10 (V)1 and (V)2, and Hyperspectral Imaging System, which contributed 36.4% of revenue.

     Customer funded development, which is included in revenue, decreased $7,338,000, or 92.2%, to $620,000 for the year ended September 30, 2002 from $7,958,000 for the year ended September 30, 2001. The decrease resulted from the U.S. Navy cancellation of the Advanced Integrated Electronic Warfare System, for which Lockheed Martin was the prime contractor. Consistent with U.S. Navy direction, all subcontractors to Lockheed Martin for this program were, in turn, cancelled to achieve an orderly shut down of the program. Our subcontract with Lockheed Martin for development of portions of the system was cancelled at this time.

     For the year ended September 30, 2002, we derived approximately 15.7% of our revenues from contracts with U.S. approved foreign countries. Our foreign sales contracts require payment in US dollars, so we are not affected by foreign currency fluctuations. We intend to increase the amount of foreign sales we make in the future.

Cost of Revenues:

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

General and Administrative Expenses:

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

Interest Income and Interest Expense:

     Net interest income decreased $143,000, or 101.4%, to net interest expense of $4,000 for the year ended September 30, 2002 from $141,000 of net interest income for the year ended September 30, 2001. The decrease was the result of lower invested balances, lower rates of return on investments during 2002 and interest expense of $32,000 incurred on our line of credit.

Other Income:

     Other income decreased $56,000, or 48.3%, to $60,000 for the year ended September 30, 2001. The decrease was primarily due to sublease income of $78,000 in fiscal 2002 compared to $112,000 in fiscal 2001.

Income Tax Expense:

     Income tax expense consists of federal and state income taxes. Income tax expense increased $741,000, or 95.1%, to $1,520,000 for the year ended September 30, 2002, from $779,000 for the year ended September 30, 2001. The increase was primarily due to increased and improved profitability in 2002. Our effective tax rates were 41% and 38.9% for the years ended September 30, 2002 and 2001, respectively. Our effective tax rate varies from the federal statutory rate primarily due to state taxes and certain nondeductible expenses.

Net Income:

     Net income increased $965,000, or 78.8% to $2,189,000 for the year ended September 30, 2002 from $1,224,000 for the year ended September 30, 2001. The increase was the result of an increase in revenues that was partially offset by an increase in costs and expenses.

Liquidity and Capital Resources

     Historically, the Company’s primary source of liquidity is cash provided by operations and its line of credit. The Company’s liquidity requirements depend on a number of factors, including the timing of production under its federal government and foreign sales contracts. On November 22, 2002, the Company sold 2 million shares of common stock for net proceeds, after costs and underwriters commissions, of $14,235,000. On December 12, 2002, the underwriters exercised their overallotment option , which provided net proceeds to the Company of $2,232,000 from the sale of an additional 300,000 shares. The Company used a portion of the proceeds to pay off the line of credit and has not had a need to borrow since that date. The Company had cash and cash equivalents of $13,445,000 at September 30, 2003, as compared to $700,000 at September 30, 2002. The increase was primarily due to the net proceeds of $16,467,000 received from the sale of 2.3 million shares of common stock and cash provided by operating activities. The increase was partially offset by cash used in investing activities and the repayment of the line of credit.

     Cash provided by operating activities was approximately $774,000 for the year ended September 30, 2003, compared to cash used in operating activities of approximately $3,347,000 for the year ended September 30, 2002, an increase of approximately $4,121,000. The primary reasons for this increase were an increase in net income, a net decrease in unbilled accounts receivable, a decrease in inventories, and an increase in accounts payable and other accrued expenses. The increase was offset in part by an increase in accounts receivable and a decrease in billing in excess of costs and income taxes payable.

     Cash used in operating activities was approximately $3,447,000 for the year ended September 30, 2002, compared to cash provided by operating activities of approximately $3,292,000 for the year ended September 30, 2001, a decrease of approximately $6,723,000. The primary reasons for this decrease were changes in working capital. The changes in working capital was largely a result of an increase in billed and unbilled accounts receivables and an increase in inventory. The decrease was partially offset by increases in accounts payable, other accrued expenses and billing in excess of cost.

     Cash used in investing activities was approximately $1,878,000, $3,447,000 and $290,000 for the years ended September 30, 2003, 2002 and 2001, respectively. Cash used in 2002 included the acquisition of certain assets of FEL Corporation compared to only capital expenditures for property and equipment for 2003 and 2001.

     The Company’s budget for capital expenditures in 2004 is approximately $2,800,000, exclusive of any potential acquisition of businesses. The Company continues to seek complimentary businesses to acquire. There can be no assertions that such acquisitions will occur in 2004.

     Cash provided by financing activities was approximately $13,849,000 during the year ended September 30, 2003, compared to cash provided by financing activities of approximately $3,132,000 for the year ended September 30, 2002, an increase of $10,717,000. The increase was primarily due to the net proceeds of $16,467,000 received from the sale of 2.3 million shares of common stock. The increase was partially offset by cash used for the repayment of the line of credit.

     Cash provided by financing activities was approximately $3,132,000 during the year ended September 30, 2002, compared to cash used in financing activities of approximately $152,000 for the year ended September 30, 2001, an increase of $3,368,000. The increase primarily resulted from the net draws and repayments on the Company’s line of credit of approximately $2,900,000 and receipt of proceeds from stock option exercises of approximately $316,000. In fiscal 2001, cash used in financing activities was primarily the result of payments for the purchase of treasury stock.

     The Company entered into a line of credit and related note payable with Bank of America in February 2001. Effective February 2002, the Company renewed the line of credit and the amount available under the line of credit was increased from $5,000,000 to $10,000,000. Effective February 28, 2003, the Company renewed its line of credit and increased the availability to $15,000,000. The line of credit is for one year and is set to expire on February 28, 2004. The total borrowing base generally cannot exceed the sum of 90% of qualified government accounts receivable and 80% of qualified non-government accounts receivable. Total letters of credit at September 30, 2003 were $1,180,000.

The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes. At September 30, 2003, there were no borrowings under the line of credit. The borrowing base at September 30, 2003 was $9,663,000.

     The bank agreement establishes the interest rate at the LIBOR plus 200 to 285 basis points, determined by the Company’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. All borrowings under the line of credit are collateralized by the Company’s accounts receivable, equipment, contracts, and general intangibles. The agreement also contains various covenants as to dividends restrictions, working capital, tangible net worth, earnings and debt-to-equity ratios. Unused commitment fees of one quarter or one percent per annum are required.

Related Party Transactions

     The Company has entered into an agreement with Rockwell Venture Capital, Inc, a privately owned company controlled by S. Kent Rockwell, to rent an aircraft used for Company business. The Company believes that the terms of the rental agreement are at least as favorable as those it could obtain from an unrelated third party. For the year ended September 30, 2003, the Company recorded expenses of $169,000 for the use of the aircraft of which $51,000 was unpaid as of the end of the year.

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

Interest Rates:

     The Company’s line of credit financing provides available borrowing to it at variable interest rates. There were no outstanding borrowings at September 30, 2003. Accordingly, the Company does not believe that any movement in interest rates would have a material impact on future earnings or cash flows. However, if the Company were to significantly increase borrowing under the current line of credit agreement, future interest rate changes could potentially have a material impact.

Foreign Currency:

     The Company has contracts to provide services to U.S. approved foreign countries. Its foreign sales contracts require payment in U.S. dollars, so it is not affected by foreign currency fluctuations.

Contractual Obligations and Commitments

     Contractual Cash Obligations:

		Due in	Due in	Due in	Due in	Due in
	Total	2004	2005	2006	2007	2008	Thereafter

Operating leases	$11,591,000	$1,151,000	$1,037,000	$1,018,000	$1,031,000	$1,039,000	$6,315,000
Line of credit	—	—	—	—	—	—	—

	$11,591,000	$1,151,000	$1,037,000	$1,018,000	$1,031,000	$1,039,000	$6,315,000

     Other Commercial Commitments:

	Total	Less than 1 Year	1-3 Years

Letters of credit	$1,180,000	$135,000	$1,045,000

Cost Associated with Exit Activity

     On July 15, 2003, the Company announced its intention to close the facility in Farmingdale, New Jersey and move these operations to Uniontown, Pennsylvania. In September 2003, the Company signed a lease for a 60,000 square foot facility for its Uniontown, Pennsylvania operations. The term of the lease is for ten years with two five year options. The Company anticipates this move to be completed by February 2004. Employees not transferring from the New Jersey location will receive severance pay and/or retention bonuses, providing they leave the Company in accordance with the Company’s transition plan. The cost associated with the severance and retention plan is estimated to be approximately $269,000. The severance cost expensed and accrued for the year ended September 30, 2003 is $123,000. Other exit costs associated with the transition are estimated to be $893,000. Other costs consist of principally training, relocation and moving costs. Other exit costs in the amount of $139,000 were expensed for the year ended September 30, 2003. The cost of the severance and retention plan and the other exit costs are reported in the cost of revenues and general and administrative expense line items of the Consolidated Statement of Income.

Critical Accounting Policies and Estimates

     The Company’s consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of its accounting policies that affect its financial position and results of operations.

Revenue Recognition:

     Most of the Company’s sales are generated under U.S. Federal government fixed-price and cost-type contracts, which require revenue recognition judgments. Revenues are primarily recognized on the percentage of completion basis. In doing so, the Company makes important judgments in estimating revenue, cost and progress towards completion. The Company has an internal process where it monitors contract performance and cost on a monthly basis. Each quarter, management reviews, among other items, progress against schedule, project staffing, risks and issues, subcontract management, incurred and estimated costs, and disposition of prior action items. These judgments underlie the Company’s determinations regarding overall contract value, contract profitability, and timing of revenue recognition. Revenue and cost estimates are revised periodically based on changes in circumstances. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the effect of the revision in the period in which the facts requiring the revision become known. If the estimated cost to complete exceeds the value of the contract, a reserve for estimated loss is recognized immediately. It is reasonably possible that future operating results may be affected if actual contract costs incurred differ from total contract costs currently estimated by management. Revenue under time and material contracts is based on hours incurred multiplied by approved loaded labor rates plus other costs incurred plus general and administrative expenses allocated to other costs incurred. The Company has no reason to believe that costs and estimated earnings in excess of billings on uncompleted contracts are not fully realizable.

     The Company is currently recording the AN/SLQ-25A Surface Ship Torpedo Defense System contract at zero gross margin. Revenue from this contract amounted to 21.8% in 2003 and 18.8% in 2002 of the Company’s revenues. This contract was acquired as part of the acquisition of certain assets of FEL Corporation and was performing at a potential loss at the date of acquisition. The Company has favorably performed under the contract since the date of acquisition and management has worked with the customer to reduce any potential loss through change orders approved to date. While management currently estimates that the contract will be profitable, the profitability is dependent upon change orders, expected by management, but that have not yet been finalized.

Change orders are under continuous negotiation with the customer. When these change orders are received, the Company will reassess the contract based on current estimates, and such reassessments are currently expected to result in increases to the margins recorded on the contract. Such increases would impact operations in the period such change orders are finalized as well as future periods. If such change orders are not finalized under currently expected terms, or if the Company does not perform as expected under the contract, contract losses may be required to be accrued. Management expects the change orders to be received in 2004 and the first half of 2005.

Accounts Receivable :

     The Company is required to estimate the collectibility of its trade receivables. Judgment is required in assessing the realization of receivables, and the reserve requirements are based on the best facts available to the Company. Since most of the Company’s sales are generated under U.S. Federal government contracts, its allowance for doubtful accounts is not significant.

Inventories :

     The Company records its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. Inventory is generally purchased to fulfill a specific contract commitment. During the year ended September 30, 2003, the Company wrote down inventory by $1,074,000. The inventory was purchased, built and configured for a specific project, and such project has been delayed and has not yet been awarded. As a result, the Company wrote down the inventory based on expected uses in the next twelve months. The Company has allocated and will continue to allocate this inventory to other business objectives when given the opportunity.

Income Taxes:

     The Company currently has deferred tax assets resulting from net operating loss carryforwards, which will reduce taxable income in future periods. The utilization of the net operating loss carryforward is limited by Internal Revenue Service guidelines to an annual maximum amount. At September 30, 2003 and 2002, the Company did not provide a valuation allowance as it believed it was more likely than not that the remaining net deferred tax assets will be realized, principally based on forecasted taxable income.

Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No.146 nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” under which a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of the statement are effective for exit or disposal activities that are initiated after December 31, 2002.

     In November 2002, the FASB issued Interpretation No. 45, (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on disclosures to be made by a guarantor in its annual financial statements about its obligations under certain guarantees that it has issued It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of annual periods ending after December 15, 2002.

     In January 2003, FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation and disclosure by business enterprises of variable interest entities. The consolidation requirements of FIN 46 apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. FIN 46 does not have any impact on the consolidation financial statements or disclosures of the Company as it does not have any variable interest entities.

     In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No, 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The provisions of SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. SFAS No. 149 is not expected to have any impact on the consolidated financial statements or disclosures of the Company as it does not have any derivative instruments or hedging activities.

     In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. At present, the Company has not issued financial instruments with characteristics of both liabilities and equity.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information called for by this item is provided under Item 7 – “ Management’s Discussion and Analysis of Financial Conditional and Results of Operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of PricewaterhouseCoopers LLP, Independent Accountants	23
Consolidated Balance Sheets As of September 30, 2003 and 2002	24
Consolidated Income Statements For the years ended September 30, 2003, 2002 and 2001	25
Consolidated Statements of Stockholders’ Equity For the years ended September 30, 2003, 2002 and 2001	26
Consolidated Statements of Cash Flows For the years ended September 30, 2003, 2002 and 2001	27
Notes to Consolidated Financial Statements	28

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Sensytech, Inc. and Subsidiaries:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Sensytech, Inc. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
December 16, 2003

SENSYTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,

	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 1)	$13,445,000	$700,000
Accounts receivable, net of allowance for doubtful accounts of $200,000 in 2003 and 2002	15,916,000	8,880,000
Unbilled contract costs, net (Note 3)	8,486,000	8,820,000
Inventories	1,690,000	3,168,000
Deferred income taxes (Note 11)	793,000	411,000
Other current assets	328,000	272,000

TOTAL CURRENT ASSETS	40,658,000	22,251,000

PROPERTY AND EQUIPMENT (Note 4)	3,350,000	2,608,000
OTHER ASSETS
Deferred income taxes (Note 11)	224,000	260,000
Intangibles, net (Note 2)	133,000	400,000
Other assets	73,000	333,000

TOTAL ASSETS	$44,438,000	$25,852,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit (Note 5)	$—	$2,900,000
Accounts payable	3,780,000	2,916,000
Accrued salaries, benefits, and related expenses	2,628,000	2,093,000
Other accrued expenses	862,000	438,000
Billings in excess of costs (Note 3)	1,172,000	2,342,000
Income taxes payable	63,000	497,000

TOTAL CURRENT LIABILITIES	8,505,000	11,186,000

Commitments and contingencies (Notes 2, 3 and 7)
STOCKHOLDERS’ EQUITY (Note 9)
Common stock, $.01 par value; 25,000,000 shares authorized, 6,617,223 and 4,239,223 shares issued and outstanding at September 30, 2003 and 2002	66,000	42,000
Additional paid-in capital	25,172,000	7,972,000
Treasury stock, at cost, 126,245 shares at September 30, 2003 and 125,245 shares at September 30, 2002 (Note 10)	(534,000)	(525,000)
Retained earnings	11,229,000	7,177,000

TOTAL STOCKHOLDERS’ EQUITY	35,933,000	14,666,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,438,000	$25,852,000

The accompanying notes are an integral part of these consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	For the Year Ended
	September 30,

	2003	2002	2001

REVENUES
Contract revenues	$53,183,000	$32,290,000	$16,391,000

COSTS AND EXPENSES
Cost of revenues	40,614,000	24,855,000	11,744,000
General and administrative expenses	5,876,000	3,782,000	2,901,000

Total costs and expenses	46,490,000	28,637,000	14,645,000

INCOME FROM OPERATIONS	6,693,000	3,653,000	1,746,000
OTHER INCOME (EXPENSES)
Interest income	122,000	36,000	155,000
Interest expense	(50,000)	(40,000)	(14,000)
Other income	32,000	73,000	116,000
Other expenses	(10,000)	(13,000)	—

INCOME BEFORE INCOME TAXES	6,787,000	3,709,000	2,003,000
INCOME TAX PROVISION (Note 11)	(2,735,000)	(1,520,000)	(779,000)

NET INCOME	$4,052,000	$2,189,000	$1,224,000

PER SHARE AMOUNT (Note 1)
Basic earnings per share	$0.66	$0.54	$0.31
Diluted earnings per share	$0.65	$0.52	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Unearned			Total
	Common Stock		Paid-in	Stock-based	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Compensation	Stock	Earnings	Equity

BALANCE AT SEPTEMBER 30, 2000	4,021,347	$40,000	$7,290,000	$(55,000)	$(285,000)	$3,764,000	$10,754,000
Net income	—	—	—	—	—	1,224,000	1,224,000
Stock grant	10,000	—	36,000	—	—	—	36,000
Exercise of stock options	53,700	1,000	125,000	—	—	—	126,000
Tax benefit on stock option exercises	—	—	36,000	—	—	—	36,000
Amortization of stock-based compensation, net of forfeitures of $5,000	—	—	(5,000)	55,000	—	—	50,000
Purchase of treasury shares	—	—	—	—	(240,000)	—	(240,000)

BALANCE AT SEPTEMBER 30, 2001	4,085,047	$41,000	$7,482,000	$—	$(525,000)	$4,988,000	$11,986,000
Net income	—	—	—	—	—	2,189,000	2,189,000
Exercise of stock options and issuance of stock-based compensation (Notes 8 and 9)	154,176	1,000	315,000	—	—	—	316,000
Tax benefit on stock option exercises	—	—	175,000	—	—	—	175,000

BALANCE AT SEPTEMBER 30, 2002	4,239,223	$42,000	$7,972,000	$—	$(525,000)	$7,177,000	$14,666,000
Net income	—	—	—	—	—	4,052,000	4,052,000
Stock offering	2,300,000	23,000	16,444,000	—	—	—	16,467,000
Purchase of treasury shares	—	—	—	—	(9,000)	—	(9,000)
Non-employee stock-based compensation	—	—	220,000	—	—	—	220,000
Exercise of stock options and issuance of stock-based compensation (Notes 8 and 9)	78,000	1,000	290,000	—	—	—	291,000
Tax benefit on stock option exercises	—	—	246,000	—	—	—	246,000

BALANCE AT SEPTEMBER 30, 2003	6,617,223	$66,000	$25,172,000	$—	$(534,000)	$11,229,000	$35,933,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30,

	2003	2002	2001

Cash flows from operating activities:
Net income	$4,052,000	$2,189,000	$1,224,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,403,000	947,000	488,000
Stock-based compensation expense	220,000	—	—
Inventory writedown	1,074,000	—	—
Provision (credit) for doubtful accounts	—	—	(15,000)
Amortization of deferred compensation	—	—	50,000
Deferred taxes	(346,000)	94,000	240,000
Cash provided (used) by assets and liabilities, net of asset acquired
Accounts receivable	(7,036,000)	(5,175,000)	2,384,000
Unbilled contract costs	334,000	(5,103,000)	62,000
Inventories	404,000	(2,754,000)	(6,000)
Other assets	204,000	(109,000)	(60,000)
Refundable, prepaid income taxes and income taxes payable	(188,000)	1,064,000	737,000
Accounts payable	864,000	1,957,000	(438,000)
Other accrued expenses	959,000	1,346,000	(1,034,000)
Billing in excess of costs	(1,170,000)	2,197,000	(340,000)

Net cash provided by (used in) operating activities	774,000	(3,347,000)	3,292,000

Cash flows from investing activities:
Net acquisition of property and equipment	(1,878,000)	(1,425,000)	(290,000)
Acquisition of FEL Corporation assets	—	(2,022,000)	—

Net cash used in investing activities	(1,878,000)	(3,447,000)	(290,000)

Cash flows from financing activities:
Stock issuance cost	(1,933,000)	(84,000)	—
Proceeds from line of credit	2,055,000	4,650,000	—
Repayments of line of credit	(4,955,000)	(1,750,000)	—
Principal payments on capital lease obligations	—	—	(38,000)
Proceeds from stock issuance	18,400,000	—	—
Proceeds from disposal of property and equipment	—	—	—
Proceeds of stock option exercises	291,000	316,000	126,000
Payments on purchase of Treasury Stock	(9,000)	—	(240,000)

Net cash provided (used in) financing activities	13,849,000	3,132,000	(152,000)

Net increase (decrease) in cash and cash equivalents	12,745,000	(3,662,000)	2,850,000
Cash and cash equivalents, beginning of period	700,000	4,362,000	1,512,000

Cash and cash equivalents, end of period	$13,445,000	$700,000	$4,362,000

Supplemental disclosure of cash flow information:
Cash received for income taxes	$—	$—	$162,000

Cash paid for interest	$50,000	$37,000	$20,000

Cash paid for income taxes	$3,270,000	$362,000	$—

Non-cash investing activity and financing activities:
Tax benefit on stock option exercises included in prepaid taxes	$246,000	$175,000	$36,000

Stock issuance costs included in accounts payable	$—	$79,000	$—

FEL acquisition costs included in accounts payable	$—	$26,000	$—

SENSYTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Business Activities:

     Sensytech, Inc. and subsidiaries (the “Company”) is a designer, developer and manufacturer of electronics and technology products for the defense and intelligence markets. Specifically, the Company specializes in integrated passive surveillance, communications and data links, electronic countermeasures and threat simulator systems, and airborne imaging and scanning systems. Our customers include the U.S. Department of Defense, other U.S. federal government agencies, major domestic prime defense contractors (such as Lockheed Martin Corporation and L-3 Communications Corporation), foreign governments and agencies and foreign defense contractors. Many of our products are used in national defense programs for the U.S. federal government intelligence community and approved international customers.

Principles of Consolidation:

     The consolidated financial statements include the accounts of Sensytech, Inc. and its wholly owned subsidiaries, Daedalus Enterprises Export Corporation, ST Production Systems, Inc. and Sensytech Financial Services, Inc. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications:

     Certain reclassifications were made to conform the priors years’ financial statements to the presentation adopted in the 2003 consolidated financial statements.

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

Inventories:

     Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Inventories consist of component parts work in process, raw materials and finished component parts. Inventories consist of the following at September 30:

	2003	2002

Raw materials	$515,000	$721,000
Component parts, work in process	1,141,000	2,272,000
Finished component parts	34,000	175,000

	$1,690,000	$3,168,000

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

Revenue Recognition:

     The estimated revenue for performance under Government fixed-price and cost-type contracts, including customer-funded research and development, is recognized under the percentage of completion method of accounting where the estimated revenue is determined on the basis of completion to date (the total contract amount multiplied by percent of performance to date less revenue recognized in previous periods). Each quarter, management prepares, by cost elements, the estimated cost to complete for all major contracts. Percentage of completion is computed based on costs incurred to date divided by total estimated costs, which includes updated estimated cost to complete (i.e., cost to cost method). Revenues under cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain Government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties, which historically are not material, are included in revenue at the time the amounts can be reasonably determined. Anticipated losses are recognized at the time they become known and considered probable. It is reasonably possible that future operating results may be affected if actual contract costs incurred differ from total contract costs currently estimated by management. Revenue under time and material contracts is based on hours incurred multiplied by approved loaded labor rates plus other costs incurred and allocated.

Research and Development:

     Internally funded research and development costs are included in general and administrative expenses in the consolidated income statements. The amount of internally funded research and development costs expensed during 2003, 2002, and 2001 was $1,019,000, $794,000 and $892,000, respectively.

Intangibles:

     Intangible assets consist of the value of contracts acquired in connection with the acquisition of FEL (see Note 2). Intangibles are amortized on the straight-line method over the life of the underlying agreements or the estimated useful lives, currently 18 to 36 months. Accumulated amortization was approximately $467,000 at September 30, 2003.

Insurance:

     The Company is self insured for its medical and dental coverage and carries individual and aggregate stop loss insurance. A provision for outstanding medical claims is provided for reported claims, claims incurred but not reported and claims settlement expense at each balance sheet date. Such losses are based on management’s estimate of the ultimate cost of settlement of claims. Accrued liabilities are not discounted since the contracts are of short duration. Actual liabilities may differ from estimated amounts. Any changes in estimated losses and settlements are reflected in current earnings.

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

Operating Cycle:

     In accordance with industry practice, the Company classifies as current assets amounts relating to long-term contracts which may have terms extending beyond one year but are expected to be realized during the normal operating cycle of the Company. The liabilities in the accompanying balance sheets which have been classified as current liabilities are those expected to be satisfied by the use of assets classified as current assets, all within the next twelve months.

Earnings Per Share:

     Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during each period. The following summary is presented for the years ended September 30:

	2003	2002	2001

Net income	$4,052,000	$2,189,000	$1,224,000
Weighted average shares outstanding – basic	6,104,000	4,054,000	3,985,000
Basic earnings per share	$.66	$.54	$.31
Effect of dilutive securities:
Net shares issuable upon exercise of stock Options	158,000	126,000	42,000

Weighted average shares outstanding – diluted	6,262,000	4,180,000	4,027,000
Diluted earnings per share	$.65	$.52	$.30

Stock Option Compensation

     The Company continues to account for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic value method, which resulted in compensation cost for options granted of $220,000 for year ended September 30, 2003. No compensation expense was recorded for the years ended September 30, 2002 and 2001. Had compensation expense for the Company’s four stock-based compensation plans been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below.

	2003	2002	2001

Net income, as reported	$4,052,000	$2,189,000	$1,224,000
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	287,000	467,000	120,000

Pro forma net income	$3,765,000	$1,722,000	$1,104,000

Earnings per share:
Basic – as reported	$.66	$.54	$.31
Basic – pro forma	$.62	$.42	$.28
Diluted – as reported	$.65	$.52	$.30
Diluted – pro forma	$.60	$.41	$.27

Note 2 – Acquisitions

     On October 3, 2001, the Company purchased certain assets used in the California business of FEL Corporation (FEL) for $400,000. The Company also assumed five executory contracts pertaining to leases of real and personal property used in this business and hired all eleven employees of this business. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations since October 3, 2001 have been included in the consolidated financial statements. The allocation of the purchase price to the fair value of assets acquired resulted in $400,000 of fixed assets. Had the acquisition occurred at the beginning of fiscal year 2001, historical results of operations of the Company would not have been materially different.

     On February 1, 2002, the Company acquired, through its wholly-owned subsidiary ST Production Systems, Inc. (STPSI), certain assets related to the government contract business of FEL for approximately $1,850,000 in cash and $198,000 of expenses related to the acquisition. The acquisition related expenses consist of legal, accounting, and other professional services and fees. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of STPSI since February 1, 2002 have been included in the consolidated financial statements.

     The Company has utilized the guidance of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, which were issued in June 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that goodwill, as well as any intangible assets believed to have an indefinite useful life, shall not be amortized for financial reporting purposes. The adoption of SFAS No. 142 on October 1, 2001 had no impact on the financial statements as the Company had no goodwill or intangible assets. In connection with the acquisition, $600,000 of intangible assets were identified, related to acquired contracts, and were determined to have estimated lives of eighteen to thirty-six months. The Company has recognized no goodwill in connection with the acquisition. Amortization expense was $267,000 for the year ended September 30, 2003 and is expected to approximate $100,000 in 2004 and $33,000 in 2005.

     The Company has made an allocation of the purchase price to the fair value of assets and liabilities acquired, as follows:

Assets:
Accounts receivable	$614,000
Inventories and unbilled contract costs	538,000
Intangible assets	600,000
Equipment	501,000
Other assets	120,000
Liabilities:
Accrued expenses	(325,000)

Purchase price and acquisition-related expenses	$2,048,000

The following condensed proforma results of operations reflect the proforma combination of the Company and the acquired FEL business as if the combination occurred at the beginning of the periods presented, compared with the actual results of operations for Sensytech for the twelve months ended September 30, 2002 are as follows:

	Twelve Months Ended
	September 30, 2002
	Historical	Proforma

Revenues	$32,290,000	$36,314,000
Income from operations	3,653,000	3,635,000
Net Income	2,189,000	2,155,820
Basic earnings per share	.54	.53
Diluted earnings per share	.52	.52

     For the purpose of preparing the proforma information, the twelve months ended September 30, 2002 results include four months of FEL’s government contract business for its fiscal year ended December 31, 2001. Proforma adjustments included the amortization of intangible assets over an 18 to 36 month period, the reduction of interest income for cash used for the acquisition, and depreciation for acquired equipment using a three year life.

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

     The Company entered into an agreement with the New Jersey Department of Environmental Protection, or NJDEP, under which it agreed to make a payment of $280,000, in addition to an environmental protection premium of $10,000, in settlement of potential liability to NJDEP for contamination existing at the site prior to February 1, 2002. In return, the NJDEP signed a covenant not to sue the Company for any environmental claims at this site and the landlord agreed to reduce future lease payments by $280,000. For this covenant to remain valid, the Company must cease operations at this site by July 31, 2004. The Company plans to cease operations at the site before that date. The landlord at this site has agreed to hold the Company harmless from any claims based on prior environmental contamination at the site. The $280,000 payment is accounted for as prepaid rent and is being ratably amortized through September 30, 2003. Neither the agreement with the landlord nor the settlement with the NJDEP shields the Company from potential claims by the United States Environmental Protection Agency. To the Company’s knowledge, no such claim has been asserted or threatened.

Note 3 – Unbilled Contract Costs, Net

     The status of accumulated costs incurred plus estimated earnings, net of contractual payments, and government progress billings for the twelve months ended September 30 are as follows.

	2003	2002

Accumulated costs incurred and estimated earnings on uncompleted contracts	$152,546,000	$116,347,000
Progress billings and advances on uncompleted contracts	(145,232,000)	(109,869,000)

Total	$7,314,000	$6,478,000

     The amounts below are included in the balance sheet at September 30. Below is the detail of the unbilled contract costs as of September 30:

	2003	2002

Unbilled contract costs	$8,486,000	$8,820,000
Billings in excess of costs and estimated earnings on completed contracts	(1,172,000)	(2,342,000)

Total	$7,314,000	$6,478,000

     Unbilled costs and accrued profit on contracts in progress comprise principally amounts of revenue recognized on contracts for which billings had not been presented to the customer because the amounts were not billable at the balance sheet date. It is anticipated such unbilled amounts receivable at September 30, 2003 will be billed over the next 270 days as products and/or services are delivered.

     Receivables under certain Government contracts are based on provisional rates that permit recovery of overhead not exceeding certain limits. These overhead rates are subject to audit on an annual basis by the Defense Contract Audit Agency (DCAA). When final determination and approval of the allowable rates have been made, receivables may be adjusted accordingly. In management’s opinion, any adjustments will not be material. The DCAA has completed their audit of the rates through the fiscal year ended September 30, 1999.

     Note 4 – Property and Equipment

     Property and equipment are summarized as follows at September 30:

	2003	2002

Furniture and fixtures	$472,000	$290,000
Machinery and equipment	6,273,000	5,115,000
Leasehold improvements	1,728,000	1,286,000
Equipment capitalized under capital leases	—	143,000

Subtotal	8,473,000	6,834,000
Less accumulated depreciation and amortization	(5,123,000)	(4,226,000)

Total	$3,350,000	$2,608,000

     Depreciation and amortization expense was approximately $1,136,000, $747,000 and $488,000 for the years ended September 30, 2003, 2002 and 2001, respectively.

Note 5 – Note Payable – Line of Credit

     The Company entered into a line of credit and related note payable with Bank of America in February 2001. Effective February 2002, the Company renewed the line of credit and the amount available under the line of credit was increased from $5,000,000 to $10,000,000. Effective February 28, 2003, the Company renewed its line of credit and increased the availability to $15,000,000, which expires on February 28, 2004. However, the total borrowing base generally cannot exceed the sum of 90% of qualified government accounts receivable and 80% of qualified non-government accounts receivable. Total letters of credit at September 30, 2003 were $1,180,000. The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes. A standby letter of credit is issued to certain foreign customers in lieu of posting a performance bond. Letters of credit are also used to cover certain contract prepayments received from foreign customers. At September 30, 2003, there were no borrowings under the line of credit. The borrowing base at September 30, 2003 was $9,663,000.

     The bank agreement establishes the interest rate at the LIBOR plus 200 to 285 basis points, determined by the Company’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. All borrowings under the line of credit are collateralized by the Company’s accounts receivable, equipment, contracts, and general intangibles. The agreement also contains various covenants as to dividends restrictions, working capital, tangible net worth, earnings and debt-to-equity ratios. Unused commitment fees of one quarter or one percent per annum are required.

Note 6 – Employee Benefit Plans

     At September 30, 2003, the Company’s sole qualified deferred compensation plan (“the Plan”) consisted of two components. The Plan is comprised of a 401(k) plan and a profit sharing plan. In June 1998, the Plan was amended to allow for self-direction of investment of profit sharing contributions.

     To participate in the Plan, eligible employees must have attained 21 years of age. Eligible employees may elect to participate in the Company’s 401(k) plan on January 1 and July 1. For the years ended September 30, 2003, 2002 and 2001, the Company matched 50% of the first six percent of employee contributions, which match amounted to $312,000, $234,000 and $131,000, respectively.

     The total number of Company shares allocated to participants under the profit sharing plan at September 30, 2003, 2002 and 2001 were 374,132, 367,293 and 387,801, respectively.

Note 7 – Lease Commitments

     The principal facilities of the Company are generally leased under non-cancelable operating leases for periods of five to fifteen years. The Company also leases various equipment under non-cancelable operating leases.

     Rent expense for the years ended September 30, 2003, 2002 and 2001 was $1,339,000, $1,134,000 and $879,000, respectively. At September 30, 2003, minimum rental payments under operating leases for facilities and equipment are as follows:

2004	$1,151,000
2005	1,037,000
2006	1,018,000
2007	1,031,000
2008	1,039,000
Remainder	6,315,000

Total	$11,591,000

     The Company sub-leased to a third party a portion of its facility at its principal location in Virginia in 2002 and 2001. Sub-lease income for the years ended September 30, 2003, 2002 and 2001 was $17,000, $78,000 and $112,000, respectively. There are no minimum rentals to be received under the sub-lease agreement as of September 30, 2003.

Note 8 – Stock Options

     On May 30, 2002, the shareholders approved a proposal to adopt the 2002 Stock Incentive Plan (the “2002 Plan”), which provides for the granting of options, restricted stock and/or performance awards to key employees and outside members of the board of directors. Upon approval of the 2002 Plan, authority to grant options under the Long-Term Incentive Plan expired. As of September 30, 2003, there were 67,667 exercisable options under the 2002 Stock Incentive Plan.

     The Long-Term Incentive Plan and the Non-Employee Director Stock Option Plan (collectively, the “1995 Plans”) have 285,100 exercisable options at September 30, 2003. The Company also has a 1991 Stock Option (the “1991 Plan”) and a 1996

Stock Option Plan (the “1996 Plan”). Both the 1991 Plan and the 1996 Plan had no exercisable options outstanding at September 30, 2003.

     Options under all of the aforementioned Plans generally vest over a one to five year period and expire after 10 years.

     Stock option activity is summarized as follows:

	1995	Weighted Average	2002	Weighted Average
	Plans	Exercise Price	Plan	Exercise Plan

Balance at September 30, 2000	216,000	$3.15
Exercised	(13,700)	2.91
Granted	223,000	4.18
Expired	—	—
Forfeited	(8,400)	4.03

Balance at September 30, 2001	416,900	$3.74
Exercised	(84,500)	3.51
Granted	113,000	7.67
Expired	—	—
Forfeited	(18,900)	3.95

Balance at September 30, 2002	426,500	$4.81
Exercised	(51,400)	3.82	(800)	9.02
Granted	—	—	119,000	8.39
Expired	—	—	—	—
Forfeited	(6,800)	4.92	(2,400)	9.17

Balance at September 30, 2003	368,300	$4.94	115,800	$8.37

	1991	Weighted Average	1996	Weighted Average
	Plan	Exercise Price	Plan	Exercise Price

Balance at September 30, 2000	25,800	$0.75	25,800	$3.37
Exercised	—	—	—	—
Granted	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—

Balance at September 30, 2001	25,800	$0.75	25,800	$3.37
Exercised	(25,800)	$0.75	—	—
Granted	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—

Balance at September 30, 2002	-0-	-0-	25,800	$3.37
Exercised	-0-	-0-	(25,800)	3.37
Granted	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—

Balance at September 30, 2003	-0-	$-0-	-0-	$-0-

     Total shares of common stock reserved pursuant to the aforementioned plans and the non-qualified options were 487,100 at September 30, 2003.

     The weighted average grant date fair value of options granted for the 1995 Plans was $7.67 and $4.18 during fiscal year 2002 and 2001, respectively. Total shares exercisable for the 1995 Plans at September 30, 2003, 2002 and 2001 were 285,100, 240,300 and 83,900, with a weighted average exercise price of $3.90 and $3.17, respectively.

     During fiscal year 2001, 40,000 options were exercised under a non-qualified stock option plan. At September 30, 2003 and 2002, 3,000 options were outstanding and exercisable under this plan. The weighted average exercise price was $2.25 per share.

     The Black-Scholes model was used to estimate the fair value of the options. The expected life is equal to the term of the options. The following assumptions were used in the pricing calculation for fiscal years 2003, 2002 and 2001:

	2003	2002	2001

Risk free interest rate	1.2%	2.5%	3.5%
Expected volatility	51.1%	68.8%	65.4%

     The following summarizes information about stock options outstanding at September 30, 2003:

	2003
	Number	Range of	Weighted Average
	Outstanding	Exercises Prices	Remaining Life

Non-Qualified Plan	3,000	$2.25	3.2 years
1995 Option Plan	100,100	$2.25 to $3.00	4.8 years
1995 Option Plan	152,600	$3.63 to $5.00	7.6 years
1995 Option Plan	115,600	$5.25 to $10.25	8.3 years
2002 Option Plan	115,800	$7.51 to $11.37	9.0 years

	487,100	$2.25 to $11.37	7.5 years

Note 9 – Stock Purchase Plan and Unearned Compensation

     The Company adopted an incentive compensation plan that provides for a portion of the annual award to be paid in the form of stock of the Company subject to vesting requirements. The Company had a portion of the 2001 annual award paid in the form of shares of stock. In 2002, upon the completion of the vesting period of one year, 43,876 shares, net of forfeitures of 2,416 shares, were issued. Unearned stock-based compensation consists of the remaining unamortized portion of such stock award. The Company amortized $50,000 in 2001. Pursuant to this plan, in November 2000, the Company made a stock grant of 10,000 shares to its former president as payment of the bonus earned by him prior to his leaving the Company. At the date of issue the market price of the stock was $3.625 per share. No amounts under this plan have been paid in shares since the 2001 award.

Note 10 – Treasury Stock

     During 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in May, 2000. That program authorizes the Company to purchase up to 500,000 common shares from time to time on the open market. The Company purchased 1,000 shares, -0- shares and 53,245 shares during the years ended September 30, 2003, 2002 and 2001, respectively, at an aggregate cost of $534,000. The purpose of the stock repurchase is to help the Company achieve its goal of enhancing stockholder value.

Note 11 – Income Taxes

     The income tax provision for the years ended September 30 consisted of the following:

	2003	2002	2001

CURRENT:
Federal	$2,540,000	$1,286,000	$455,000
State	541,000	208,000	84,000
DEFERRED:
Federal	(254,000)	17,000	202,000
State	(92,000)	9,000	38,000

	$2,735,000	$1,520,000	$779,000

     The Company’s deferred tax assets at September 30 are as follows:

	2003	2002

Federal	$861,000	$607,000
State	156,000	64,000

Total	$1,017,000	$671,000

     Deferred tax assets consist of the following at September 30:

	2003	2002

Inventory	$172,000	$—
Accrued vacation	171,000	144,000
Stock-based compensation	84,000	—
Net operating losses and tax credits	236,000	265,000
Uncollectible accounts	76,000	76,000
Warranty reserve	152,000	105,000
Depreciation	(101,000)	(39,000)
Amortization	90,000	63,000
Other, net	137,000	57,000

	$1,017,000	$671,000

     A reconciliation of the Company’s effective tax rate to the federal statutory rate for the years ended September 30 was as follows:

	2003	2002	2001

Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	4.2	4.0	4.0
Other, net	2.1	3.0	0.9

	40.3%	41.0%	38.9%

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

Note 12 – Product Warranty

     The Company records estimated warranty costs on the accrual basis of accounting. These reserves are based on the expected cost of providing materials and service within the agreed upon period. Activity in the warranty accrual for the years ended September 30 is as follows:

	2003	2002

Balance – beginning of year	$276,000	$12,000
Accruals for warranties issued during the year	287,000	296,000
Settlements during the year	(150,000)	(32,000)

Balance – end of year	$413,000	$276,000

Note 13 – Concentrations of Credit and Other Business Risk

     As of September 30, 2003 and 2002, the Company had funds on deposit in excess of the federally insured amount with a bank. Approximately 80.7% of the Company’s revenues are generated from contracts with U.S. Government agencies or U.S. Government contractors. During the years ended September 30, 2003, 2002 and 2001, the Company recorded revenues from certain significant contracts. For fiscal year 2003, those contracts included the AN/SLQ-25A Surface Ship Torpedo Defense System, the AN/SLQ-4A Radio Terminal Set, the AN/DPT 2-B Based Payload for Lead In Fighter Hawk Radar Emulator, and the Hyperspectral Imaging System. Revenues from these contracts amounted to 21.8%, 7.7%, 3.0% and 3.0% of fiscal year 2003 total revenue. For fiscal year 2002, those contracts included the AN/SLQ-25A Surface Ship Torpedo Defense System, the AN/SLQ-4A Radio Terminal Set, the AN/BLQ-10 (V)1 and (V)2, and the Hyperspectral Imaging Systems. Revenues from these contracts amounted to 18.8%, 6.8%, 5.7% and 5.1% of fiscal year 2002 total revenue. For fiscal year 2001, those contracts include the U.S. Navy Integrated Electronic Warfare Systems (AIEWS) subcontract from Lockheed Martin Corporation, the U.S. Navy AN/BLQ-10 (V)1 and (V)2 contract, and the U.S. Navy Bobcat Systems contract. Revenues from these contracts amounted to 38.0%, 13.0% and 5.0% of fiscal year 2001 total revenue.

     The Company is currently recording the AN/SLQ-25A Surface Torpedo Defense System contract at zero gross margin. Revenue from this contract amounted to 21.8% in 2003 and 18.8% in 2002 of the Company’s revenue. This contract was acquired as part of the acquisition of certain assets of FEL Corporation and was performing at a potential loss at the date of acquisition. The Company has favorably performed under the contract since the date of acquisition and management has worked with the customer to reduce any potential loss through change orders approved to date. While management currently estimates that the contract will be profitable, the profitability is dependent upon change orders, expected by management, but that have not yet been finalized. Change orders are under continuous negotiation with the customer. When these change orders are received, the Company will reassess the contract based on current estimates, and such reassessments are currently expected to result in increases to the margins recorded on the contract. Such increases would impact operations in the period such change orders are finalized as well as future periods. If such change orders are not finalized under currently expected terms, or if the Company does not perform as expected under the contract, contract losses may be required to be accrued. Management expects the change orders to be received in 2004 and the first half of 2005.

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

Note 14 – New Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No.146 nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs of Exiting an Activity,” under which a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of the statement are effective for exit or disposal activities that are initiated after December 31, 2002.

     In November 2002, the FASB issued Interpretation No. 45, (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on disclosures to be made by a guarantor in its annual financial statements about its obligations under certain guarantees that it has issued It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of annual periods ending after December 15, 2002. FIN 45 does not have any impact on the consolidated financial statements or disclosures of the Company as it is not a guarantor.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation and disclosure by business enterprises of variable interest entities. The consolidated requirements of FIN 46 apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. FIN 46 does not have any impact on the consolidated financial statements or disclosures of the Company as it does not have any variable interest entities.

     In April 2003, the FASB issues Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No, 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The provisions of SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. SFAS No. 149 is not expected to have any impact on the consolidated financial statements or disclosures of the Company as it does not have any derivative instruments or hedging activities.

     In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. At present, the Company has not issued financial instruments with characteristics of both liabilities and equity.

Note 15 – Segments Information

     The Company operates in the passive surveillance and countermeasures market for domestic and international clients. The Company’s systems are globally applicable to the defense markets and their allied information agencies for land, air, and sea-based applications. The Company believes that its passive surveillance and countermeasures products and services are among the best in the world. The Company’s goal is to provide its customers with total system surveillance solutions across the electromagnetic spectrum, using products manufactured by it and by others. The Company is customer-focused by providing tailored solution-based systems as follows:

•
Defense Systems (DS) Group designs, develops, manufactures, and supports products which intercept, analyze, classify, identify, locate and track microwave signals from radars and weapons, which may originate from potentially hostile sources. It provides communication data links and remote targeting systems and provides equipment and systems, that are used to carry out defensive measures against hostile signals or their sources to protect high value assets. The group’s systems are used on military platforms, such as ships, submarines, patrol aircraft, as well as at ground installations

•
Communication (Comms) Group designs, develops, manufactures, and supports products which intercept signals and analyze communications in a variety of transmission media, and then identify and locate the sources of these signals and communication. These systems are generally used by operators on board aircraft, ships and ground installations to intercept various kinds of transmissions over established communications networks.

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

     The Communications Group manufactures in its Newington, VA facility. The Defense Systems Group manufactures in its Newington, VA, Camarillo, CA, Fairchance, PA and Smithfield, NJ facilities. The Imaging Group products are manufactured in the Ann Arbor, MI, facility.

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

	2003	2002	2001

Revenue:
DS	$30,606,000	$18,057,000	$11,342,000
Comms	18,239,000	10,479,000	3,640,000
Imaging	4,338,000	3,754,000	1,409,000

Total	$53,183,000	$32,290,000	$16,391,000

Income (Loss) From Operations:
DS	$930,000	$490,000	$949,000
Comms	5,166,000	2,454,000	611,000
Imaging	597,000	709,000	186,000

Total	$6,693,000	$3,653,000	$1,746,000

     Approximately, 100% of long-lived assets are located in the United States.

Note 16 – Fair Value of Financial Instruments

     Based on existing rate, economic conditions and short maturities, the carrying amounts of all the financial instruments at September 30, 2003 and 2002 are reasonable estimates of their fair values. The Company’s financial instruments include cash and cash equivalents, accounts receivable, and accounts payable.

Note 17 – Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)
Consolidated Statement of Earnings Data:
Contract revenues	$11,723	$12,853	$13,100	$15,507

Costs and expenses
Cost of revenues	9,251	9,488	9,704	12,171
General and administrative expenses	1,063	1,559	1,645	1,609

Total costs and expenses	10,314	11,047	11,349	13,780

Income from operations	1,409	1,806	1,751	1,727
Other income (expenses)
Interest income	5	38	36	43
Interest expense	(45)	(3)	(1)	(1)
Other income	4	3	5	20
Other expense	(10)	—	—	—

Income before income taxes	1,363	1,844	1,791	1,789
Income tax provision	(559)	(757)	(733)	(686)

Net income	$804	$1,087	$1,058	$1,103

Earnings per share
Basic	$0.16	$0.17	$0.16	$0.17

Diluted	$0.16	$0.16	$0.16	$0.17

	First	Second	Third	Fourth
2002	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)
Consolidated Statement of Earnings Data:
Contract revenues	$4,409	$7,069	$9,031	$11,781

Costs and expenses
Cost of revenues	2,993	5,176	7,165	9,521
General and administrative expenses	772	1,062	724	1,224

Total costs and expenses	3,765	6,238	7,889	10,745

Income from operations	644	831	1,142	1,036
Other income (expenses)
Interest income	20	11	2	3
Interest expense	(2)	—	(7)	(31)
Other income	37	30	10	(4)
Other expense	(11)	—	—	(2)

Income before income taxes	688	872	1,147	1,002
Income tax provision	(275)	(358)	(477)	(410)

Net income	$413	$514	$670	$592

Earnings per share
Basic	$0.10	$0.13	$0.16	$0.14

Diluted	$0.10	$0.12	$0.16	$0.14

Note 18 – Cost Associated with Exit Activity

     On July 15, 2003, the Company announced its intention to close the facility in Farmingdale, New Jersey and move these operations to Uniontown, Pennsylvania. In September 2003, the Company signed a lease for a 60,000 square foot facility for its Uniontown, Pennsylvania operations. The term of the lease is for ten years with two five year options. The Company anticipates this move to be completed by February 2004. Employees not transferring from the New Jersey location will receive severance pay and/or retention bonuses, providing they leave the Company in accordance with the Company’s transition plan. The cost associated with the severance and retention plan is estimated to be approximately $269,000. The severance cost expensed for the year ended September 30, 2003 is $123,000. Other exit costs associated with the transition are estimated to be $893,000. Other costs consist of principally training, relocation and moving costs. Other exit costs in the amount of $139,000 were expensed for the year ended September 30, 2003. The cost of the severance and retention plan and the other exit costs are reported in the cost of revenues and general and administrative expense line items of the Consolidated Statement of Income.

Note 19 – Related Party Transactions

     The Company has entered into an agreement with Rockwell Venture Capital, Inc, a privately owned company controlled by S. Kent Rockwell, to rent an aircraft used for Company business. The Company believes that the terms of the rental agreement are at least as favorable as those it could obtain from an unrelated third party. For the year ended September 30, 2003, the Company recorded expenses of $169,000 for the use of the aircraft of which $51,000 was unpaid as of the end of the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in the Company’s independent public accountants or disagreements with such accountants on accounting principles or practices or financial statement disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	During the last quarter, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation of these controls.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors of the Company, the Audit Committee Financial Expert and the Company’s code of ethics is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be filed not later than 120 days after September 30, 2003, with the Securities and Exchange Commission pursuant to Regulation 14A (the “Proxy Statement”). Certain information relating to Executive Officers of the Company appears on page 11 of this Form 10-K Annual Report.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information with respect to Principal Accounting Fees and Services is contained under the caption “Principal Accounting Fees and Services” in the Company’s Proxy Statement and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIALS STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements Schedules
All of the financial statements filed as part of the Annual report on Form 10-K are included in Item 8.

Exhibits

21*	List of Subsidiaries

23*	Consent of Independent Accountants

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished but not filed as an exhibit to this report of Form 10-K.

*	Document filed herewith.

Reports on Form 8-K
A Form 8K was filed on August 14, 2003 providing information under Item 12.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSYTECH, INC.
(Registrant)

By: /s/ S. Kent Rockwell

S. Kent Rockwell
Chairman of the Board of Directors and Chief Executive Officer

Date: December 22, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ S. Kent Rockwell
Director and Chief Executive Officer
S. Kent Rockwell	(Principal Executive Officer)
Date: December 22, 2003

/s/ Donald F. Fultz
Vice President and Chief Financial Officer
Donald F. Fultz	(Principal Financial & Accounting Officer)
Date: December 22, 2003

/s/ S. R. Perrino
Director
S. R. Perrino
Date: December 22, 2003

/s/ Charles W. Bernard
Director
Charles W. Bernard
Date: December 22, 2003

/s/ Philip H. Power
Director
Philip H. Power
Date: December 22, 2003

/s/ John D. Sanders
Director
John D. Sanders
Date: December 22, 2003

/s/ John Irvin
Director
John Irvin
Date: December 22, 2003

/s/ Lloyd A. Semple
Lloyd A. Semple	Director
Date: December 22, 2003