Form 10-Q
period 2003-12-31
SENSYTECH INC
filed 2004-02-12
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2003

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

Yes  ☒      No  ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐      No  ☒

     As of February 4, 2004, there were 6,536,512 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

SENSYTECH, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED DECEMBER 31, 2003

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at December 31, 2003 and September 30, 2003	3-4

	Condensed Consolidated Statements of Income for the Three Months Ended December 31, 2003 and December 31, 2002	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2003 and December 31, 2002	6

	Notes to Condensed Consolidated Financial Statements	7-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		17

Exhibits		18-20

SENSYTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS

	December 31, 2003	September 30, 2003

CURRENT ASSETS
Cash and cash equivalents	$14,122,000	$13,445,000
Accounts receivable, net of allowance for doubtful accounts of $200,000	7,090,000	15,916,000
Unbilled contract costs, net	14,386,000	8,486,000
Inventories	1,976,000	1,690,000
Deferred income taxes	885,000	793,000
Other current assets	400,000	328,000

TOTAL CURRENT ASSETS	38,859,000	40,658,000

PROPERTY AND EQUIPMENT	4,107,000	3,350,000

OTHER ASSETS
Deferred income taxes	196,000	224,000
Intangibles, net	108,000	133,000
Other assets	187,000	73,000

TOTAL ASSETS	$43,457,000	$44,438,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited), continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2003	September 30, 2003

CURRENT LIABILITIES
Accounts payable, including related party payables of $52,000 and $51,000	$2,723,000	$3,780,000
Accrued salaries, benefits, and related expenses	1,481,000	2,628,000
Other accrued expenses	1,093,000	862,000
Billings in excess of costs	520,000	1,172,000
Income taxes payable	462,000	63,000

TOTAL CURRENT LIABILITIES	6,279,000	8,505,000

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value; 25,000,000 shares authorized; 6,642,090 and 6,617,223 shares issued at December 31, 2003 and September 30, 2003	66,000	66,000
Additional paid-in capital	25,544,000	25,172,000
Treasury stock, at cost, 126,245 shares at December 31, 2003 and September 30, 2003	(534,000)	(534,000)
Retained earnings	12,102,000	11,229,000

TOTAL STOCKHOLDERS’ EQUITY	37,178,000	35,933,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,457,000	$44,438,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the Three Months Ended
	December 31,
	2003	2002
REVENUES
Contract revenues	$12,665,000	$11,723,000

COSTS AND EXPENSES
Cost of revenues, including related party expenses of $4,000 and $11,000	9,509,000	9,251,000
General and administrative expenses, including related party expenses of $112,000 and $10,000	1,698,000	1,063,000

Total costs and expenses	11,207,000	10,314,000

INCOME FROM OPERATIONS	1,458,000	1,409,000

OTHER INCOME (EXPENSES)
Interest income	17,000	5,000
Interest expense	—	(45,000)
Other income (expenses), net	4,000	(6,000)

INCOME BEFORE INCOME TAXES	1,479,000	1,363,000

INCOME TAX PROVISION	(606,000)	(559,000)

NET INCOME	$873,000	$804,000

PER SHARE AMOUNT
Basic earnings per share	$0.13	$0.16
Diluted earnings per share	$0.13	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	December 31,
	2003	2002
Cash flows from operating activities:
Net income	$873,000	$804,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	263,000	260,000
Stock-based compensation expense	144,000	—
Deferred taxes	(64,000)	(180,000)
Cash provided (used) by assets and liabilities
Accounts receivable	8,826,000	(1,332,000)
Unbilled contract costs	(5,900,000)	(492,000)
Inventories	(286,000)	92,000
Other assets	(186,000)	278,000
Income taxes payable	454,000	26,000
Accounts payable	(1,057,000)	(1,297,000)
Other accrued expenses	(916,000)	(99,000)
Billing in excess of costs	(652,000)	(1,156,000)

Net cash provided by (used in) operating activities	1,499,000	(3,096,000)

Cash flows from investing activities:
Net acquisition of property and equipment	(995,000)	(306,000)

Net cash used in investing activities	(995,000)	(306,000)

Cash flows from financing activities:
Stock issuance costs	—	(1,774,000)
Proceeds from line of credit	—	2,055,000
Repayments of line of credit	—	(4,955,000)
Proceeds from stock issuance	—	18,400,000
Proceeds of stock option exercises	173,000	48,000
Purchase of treasury stock	—	(9,000)

Net cash provided financing activities	173,000	13,765,000

Net increase in cash and cash equivalents	677,000	10,363,000
Cash and cash equivalents, beginning of period	13,445,000	700,000

Cash and cash equivalents, end of period	$14,122,000	$11,063,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$55,000

Cash paid for income taxes	$216,000	$712,000

Non-cash investing and financing activities:
Tax benefit on stock option exercises included in additional paid-in capital	$55,000	$17,000

Stock issuance costs included in accounts payable	$—	$143,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. Operating results for the three-month period ended December 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in Sensytech, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

2. RECLASSIFICATIONS

     Certain reclassifications, including segment information discussed in Note 6, were made to conform the prior year financial statements to the presentation adopted in the 2004 consolidated financial statements.

3. INVENTORIES

     Inventories consist of the following:

	December 31, 2003	September 30, 2003

Raw materials	$864,000	$515,000
Component parts, work in process	1,112,000	1,141,000
Finished component parts	—	34,000

	$1,976,000	$1,690,000

4. EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during each period. The following summary is presented for the three month periods ended December 31:

	December 31,
	2003	2002

Net income	$873,000	$804,000
Weighted average shares outstanding — basic	6,499,000	5,049,000
Effect of dilutive securities:
Net shares issuable upon exercise of stock options	177,000	130,000

Weighted average shares outstanding — diluted	6,676,000	5,179,000
Basic earnings per share	$.13	$.16
Diluted earnings per share	$.13	$.16

5. STOCK OPTION COMPENSATION

     The Company continues to account for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic value method, which resulted in compensation cost for options granted of $144,000 for the three month period ended December 31, 2003. No compensation expense was recorded for the three months ended December 31, 2002. Had compensation expense for the Company’s four stock-based compensation plans been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for the three months ended December 31, would have been reduced to the pro forma amounts indicated below.

	December 31,
	2003	2002

Net income, as reported	$873,000	$804,000
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	49,000	66,000

Pro forma net income	$824,000	$738,000

Earnings per share:
Basic – as reported	$.13	$.16
Basic – pro forma	$.13	$.15
Diluted – as reported	$.13	$.16
Diluted – pro forma	$.12	$.14

6. SEGMENT INFORMATION

     The Company operates in the passive surveillance and countermeasures market for domestic and international clients. The Company’s systems are globally applicable to the defense markets and their allied information agencies for land, air, and sea-based applications. The Company believes that its passive surveillance and countermeasures products and services are among the best in the world. The Company’s goal is to provide its customers with total system surveillance solutions across the electromagnetic spectrum, using products manufactured by it and by others. The Company has elected to merge the Communications and Imaging Groups and form the Surveillance Technology Group for fiscal year 2004. Accordingly, information from prior years has been restated to reflect that change. The Company is customer-focused and provides tailored, solution-based systems through the following groups:

•	Defense Systems (DS) Group designs, develops, manufactures, and supports products which intercept, analyze, classify, identify, locate and track microwave signals from radars and weapons, which may originate from potentially hostile sources. It provides communication data links and remote targeting systems and provides equipment and systems, which are used to carry out defensive measures against hostile signals or their sources to protect high value assets. The group’s systems are used on military platforms, such as ships, submarines, patrol aircraft, as well as at ground installations.

•	Surveillance Technology (Surveillance) Group designs, develops, manufactures, and supports products which intercept signals and analyze communications in a variety of transmission media, and then identify and locate the sources of these signals and communication. These systems are generally used by operators on board aircraft, ships and ground installations to intercept various kinds of transmissions over established communications networks.

Surveillance also designs, develops, manufactures and supports products that are installed on special purpose aircraft and land vehicles and use multispectral, infrared, and light imaging systems to perform remote surveys. Applications of this technology include environmental pollution, facility inspection, utility monitoring, surface mineral exploration and other special purpose inspections where on-site inspections are not possible or desirable.

     Both business segments offer applicable system engineering services which provide concept studies, system definition and services to aid in specification of customer requirements. These activities are performed for either present or prospective customers and are principally undertaken to assist the customer in the procurement of major integrated passive surveillance systems and where applicable, active electronic countermeasures.

     The Surveillance Group manufactures in its Newington, Virginia and Ann Arbor, Michigan facilities. The Defense Systems Group manufactures in its Newington, Virginia; Camarillo, California; Smithfield, Pennsylvania and Farmingdale, New Jersey facilities.

     The Company does not have a significant amount of inter-segment revenue and evaluates segment performance based upon revenue and income from operations by group. The combined segments income from operations equals the income from operations as reported in the Consolidated Income Statements of the Company. The Company does not allocate interest, other income and expenses or income taxes to the two segments and does not produce separate balance sheet information for each segment. The revenue and income from operations by segment for the three months ended December 31 are as follows:

	December 31,
	2003	2002
Revenue:
DS	$7,880,000	$6,449,000
Surveillance	4,785,000	5,274,000

Total	$12,665,000	$11,723,000

Income From Operations:
DS	$(156,000)	$417,000
Surveillance	1,614,000	992,000

Total	$1,458,000	$1,409,000

7. RECENTLY ISSUED ACCOUNTING STANDARD

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

     In April 2003, the FASB issues Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No, 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. SFAS No. 149 is not expected to have any impact on the consolidated financial statements or disclosures of the Company as it does not have any derivative instruments or hedging activities.

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

8. PRODUCT WARRANTY

     The Company records estimated warranty costs on the accrual basis of accounting. These reserves are based on the expected cost of providing materials and service within the agreed upon period. Activity in the warranty accrual is as follow:

	Three Months Ending
	December 31,
	2003	2002

Balance – beginning of period	$412,000	$276,000
Accruals for warranties issued during the period	52,000	489,000
Settlements during the period	(52,000)	(15,000)

Balance – end of period	$412,000	$750,000

9. COST ASSOCIATED WITH EXIT ACTIVITY

     On July 15, 2003, the Company announced its intention to close the facility in Farmingdale, New Jersey and move these operations to Smithfield, Pennsylvania. In September 2003, the Company signed a lease for a 60,000 square foot facility for its Smithfield, Pennsylvania operations. The term of the lease is for ten years with two five year options. The Company anticipates this move to be completed in February 2004. Employees not transferring from the New Jersey location will receive severance pay and/or retention bonuses, providing they leave the Company in accordance with the Company’s transition plan. The cost associated with the severance and retention plan is estimated to be approximately $275,000. To date, $270,000 of severance and retention has been expensed of which $147,000 was expensed during the three months ended December 31, 2003, and $198,000 was accrued and unpaid as of this date. Other exit costs associated with the transition are estimated to be $893,000. These costs consist principally of training, relocation and moving costs. To date, $404,000 of these costs has been expensed of which $264,000 was expensed during the three months ended December 31, 2003. The cost of the severance and retention plan and the other exit costs are reported in the cost of revenues and general and administrative expense line items of the Consolidated Statements of Income.

10. RELATED PARTY TRANSACTIONS

     The Company has entered into an agreement with Rockwell Venture Capital, Inc, a privately owned company controlled by S. Kent Rockwell, the Company’s Chief Executive Officer, to rent an aircraft used for Company business. The Company believes that the terms of the rental agreement are at least as favorable as those it could obtain from an unrelated third party. For the three months ended December 31, 2003, the Company recorded expenses of $116,000 for the use of the aircraft of which $52,000 was unpaid as of December 31, 2003.

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

Overview

     The Company is a designer, developer and manufacturer of electronics, communications and technology products for the defense and intelligence markets. Specifically, the Company specializes in integrated passive surveillance, communications and data links, electronic countermeasures and threat simulators, and airborne imaging and scanning systems. Its products are developed for use primarily by U.S. federal government customers and U.S. approved foreign governments, including U.S. defense and intelligence agencies, foreign government’s agencies, and civilian agencies.

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

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Revenues:

     Revenues increased $942,000, or 8.0% to $12,665,000 for the three months ended December 31, 2003 from $11,723,000 for the three months ended December 31, 2002. The increase was due primarily to new contract awards or modifications of existing contracts in the Defense Systems Group of $1,431,000, offset by a decrease in the Surveillance Technology Group of $489,000. During the three months ended December 31, 2003, the four largest non-classified revenue producing contracts were the AN/SLQ-25A Surface Ship Torpedo Defense System, the AN/SLQ-4A Radio Terminal Set, the Quickstrike mine and the AN/SLQ-25A Engineering R&D, which contributed 33.7% of revenues.

     The total amount of negotiated backlog, including both unfilled firm orders for the Company’s products for which funding had been authorized and appropriated by the customer and firm orders for which funding had not been appropriated as of December 31, 2003 and 2002, was $21,293,000 and $34,980,000, respectively.

Cost of Revenues:

     Cost of revenues increased $258,000, or 2.8%, to $9,509,000 for the three months ended December 31, 2003 from $9,251,000 for the three months ended December 31, 2002. Cost of revenues as a percentage of revenues decreased to 75.1% for the three months ended December 31, 2003 from 78.9% for the three months ended December 31, 2002.

General and Administrative Expenses:

     General and administrative expenses increased $635,000, or 59.7%, to $1,698,000 for the three months ended December 31, 2003 from $1,063,000 for the three months ended December 31, 2002. The increase was due principally to an increase in bid & proposal/internal research and development of $434,000 and an increase in stock based compensation of $144,000. The remaining increase is due to higher salaries and benefits over the prior year.

     For the three months ended December 31, 2003, internal research and development was $494,000 compared to $155,000 for the three months ended December 31, 2002 and represented 29.1% and 14.6% of general and administrative expense, respectively.

Income Tax Expense:

     Income tax expense consists of federal and state income taxes. Income tax expense increased $47,000 or 8.4% to $606,000 for the three months ended December 31, 2003, from $559,000 for the three months ended December 31, 2002. The increase was primarily due to increased and improved profitability for the three month period ended December 31, 2003. Our effective tax rate was 41.0% for the three months ended December 31, 2003 and 2002 and varies from the federal statutory rate primarily due to state taxes and other nondeductible expenses.

Net Income:

     Net income increased $69,000, or 8.6%, to $873,000 for the three months ended December 31, 2003 from $804,000 for the three months ended December 31, 2002. The increase was the result of an increase in revenues that was partially offset by an increase in costs and expenses. Net income as a percentage of revenue was 6.9% for the three month periods ended December 31, 2003 and 2002.

Liquidity and Capital Resources

     Historically, our primary source of liquidity is cash provided by operations and our line of credit. Our liquidity requirements depend on a number of factors, including the timing of production under our federal government and foreign sales contracts. We had cash and cash equivalents of $14,122,000 at December 31, 2003, as compared to $11,063,000 at December 31, 2002. The increase was primarily due to an increase in cash provided by operating activities, partially offset by cash invested in plant and equipment.

     Cash provided by operating activities was approximately $1,499,000 for the three months ended December 31, 2003 compared to cash used in operating activities of approximately $3,096,000 for the three months ended December 31, 2002, an increase of approximately $4,595,000. The primary reasons for this increase were a net decrease in billed accounts receivable and unbilled contract cost of $4,750,000, partially offset by increases in inventory and decreases in accounts payable or other accrued expenses.

     Cash used in investing activities was approximately $995,000 during the three months ended December 31, 2003 compared to approximately $306,000 for the three months ended December 31, 2002, an increase of approximately $689,000. The primary reasons for the increase was property and equipment acquired for the new facility in Smithfield, Pennsylvania during the three months ended December 31, 2003.

     Cash provided by financing activities was approximately $173,000 during the three months ended December 31, 2003 compared to cash used in financing activities of approximately $13,765,000 for the three months ended December 31, 2002, a decrease of $13,592,000. The primary reasons for this decrease was the net proceeds of $16,467,000 received from the sale of 2.3 million shares of common stock, which was partially offset by cash used for the repayment of the line of credit in 2003 compared to only proceeds from stock options exercises in 2004.

     The Company has a $15,000,000 line of credit with Bank of America. The line of credit is for one year and is set to expire on February 28, 2004. The Company is in negotiations with Bank of America to renew the line of credit. The total borrowing base generally cannot exceed the sum of 90% of qualified government accounts receivable and 80% of qualified non-government accounts receivable. Total letters of credit at December 31, 2003 were $1,180,000. The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes. At December 31, 2003, there were no borrowings under the line of credit. The borrowing base at December 31, 2003 was $1,202,000

     The bank agreement establishes the interest rate at the LIBOR plus 200 to 285 basis points, determined by the Company’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. All borrowings under the line of credit are collateralized by the Company’s accounts receivable, equipment, contracts, and general intangibles. The agreement also contains various covenants as to dividends restrictions, working capital, tangible net worth, earnings and debt-to-equity ratios. Unused commitment fees of one quarter or one percent per annum are required.

Market Risks

     In addition to the risks inherent in its operations, the Company is exposed to certain financial, market, political and economic risks. The following discussion provides additional detail regarding its exposure to credit, interest rates and foreign exchange rates.

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

Interest Rates:

     The Company’s line of credit financing provides available borrowing to it at variable interest rates. There were no outstanding borrowings at December 31, 2003. Accordingly, the Company does not believe that any movement in interest rates would have a material impact on future earnings or cash flows. However, if the Company were to significantly increase borrowing under the current line of credit agreement, future interest rate changes could potentially have a material impact.

Foreign Currency:

     The Company has contracts to provide services to U.S. approved foreign countries. Its foreign sales contracts require payment in U.S. dollars, so it is not affected by foreign currency fluctuations.

Contractual Obligations and Commitments:

     Contractual Cash Obligations:

		Due in	Due in	Due in	Due in	Due in
	Total	2004	2005	2006	2007	2008	Thereafter

Operating leases	$12,111,000	$976,000	$1,225,000	$1,221,000	$1,184,000	$1,168,000	$6,337,000
Line of credit	—	—	—	—	—	—	—

	$12,111,000	$976,000	$1,225,000	$1,221,000	$1,184,000	$1,168,000	$6,337,000

     Other Commercial Commitments:

	Total	Less than 1 Year	1-3 Years

Letters of credit	$1,180,000	$641,000	$539,000

Cost Associated with Exit Activity

     On July 15, 2003, the Company announced its intention to close the facility in Farmingdale, New Jersey and move these operations to Smithfield, Pennsylvania. In September 2003, the Company signed a lease for a 60,000 square foot facility for its Smithfield, Pennsylvania operations. The term of the lease is for ten years with two five year options. The Company anticipates this move to be completed in February 2004. Employees not transferring from the New Jersey location will receive severance pay and/or retention bonuses, providing they leave the Company in accordance with the Company’s transition plan. The cost associated with the severance and retention plan is estimated to be approximately $275,000. To date, $270,000 of severance and retention has been expensed of which $147,000 was expensed during the three months ended December 31, 2003, and $198,000 was accrued and unpaid as of this date. Other exit costs associated with the transition are estimated to be $893,000. These costs consist principally of training, relocation and moving costs.

To date, $404,000 of these costs has been expensed of which $264,000 was expensed during the three months ended December 31, 2003. The cost of the severance and retention plan and the other exit costs are reported in the cost of revenues and general and administrative expense line items of the Consolidated Statements of Income.

Critical Accounting Policies and Estimates

     The Company’s consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are the critical judgment areas in the application of its accounting policies that affect its financial position and results of operations.

Revenue Recognition:

     Most of the Company’s sales are generated under U.S. Federal government fixed-price and cost-type contracts, which require revenue recognition judgments. Revenues are primarily recognized on the percentage of completion basis. In doing so, the Company makes important judgments in estimating revenue, cost and progress towards completion. The Company has an internal process where it monitors contract performance and cost on a monthly basis. Each quarter, management reviews, among other items, progress against schedule, project staffing, risks and issues, subcontract management, incurred and estimated costs, and disposition of prior action items. These judgments underlie the Company’s determinations regarding overall contract value, contract profitability, and timing of revenue recognition. Revenue and cost estimates are revised periodically based on changes in circumstances. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the effect of the revision in the period in which the facts requiring the revision become known. If the estimated cost to complete exceeds the value of the contract, a reserve for estimated loss is recognized immediately. It is reasonably possible that future operating results may be affected if actual contract costs incurred differ from total contract costs currently estimated by management. Revenue under time and material contracts is based on hours incurred times approved loaded labor rates plus other cost incurred plus general and administrative expense allocated to other costs incurred. The Company has no reason to believe that cost and estimated earning in excess of billing on uncompleted contracts are not realizable.

Accounts Receivable:

     The Company is required to estimate the collectibility of its trade receivables. Judgment is required in assessing the realization of receivables, and the reserve requirements are based on the best facts available to the Company. Since most of the Company’s sales are generated under U.S. Federal government contracts, its allowance for doubtful accounts is not significant.

Inventories:

     The Company records its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. Inventory is generally purchased to fulfill a specific contract commitment. The Company wrote down inventory for a specific project in 2003. The inventory was purchased, built and configured for the specific project, and such project has been delayed and has not yet been awarded. As a result, the Company wrote down the inventory based on expected uses in the next nine months. The Company has allocated and will continue to allocate this inventory to other business objectives when given the opportunity.

Income Taxes:

     The Company currently has deferred tax assets resulting from net operating loss carryforwards, which will reduce taxable income in future periods. At December 31, 2003 and 2002, the Company did not provide a valuation allowance as it believed it was more likely than not that the remaining net deferred tax assets will be realized, principally based on forecasted taxable income.

The Company’s new Pennsylvania production facility is within the Keystone Opportunity Zone. As a result, income from that facility is exempt from state and local taxes for a period of ten years.

Recently Issued Accounting Standard

     See the notes accompanying the unaudited consolidated financial statements as of and for the three months ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     The information called for by this item is provided under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

(a)	Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	During the last quarter, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation of these controls.

PART II – OTHER INFORMATION

Item 6. Exhibits and Report on Form 8-K

Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished but not filed as an exhibit to this report of Form 10-Q.

*	Document filed herewith.

Reports on Form 8-K
A Form 8K was filed on October 24, 2003 providing information under Item 5.
A Form 8K was filed on October 24, 2003 providing information under Item 9.
A Form 8K was filed on December 18, 2003 providing information under Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSYTECH, INC.

February 12, 2004	By:	/s/ S. Kent Rockwell

S. Kent Rockwell Chairman and Chief Executive Officer

February 12, 2004	By:	/s/ Donald F. Fultz

Donald F. Fultz Vice President and Chief Financial Officer