Form 10-Q
period 2004-03-31
SENSYTECH INC
filed 2004-05-13
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

Yes [✓]         No [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes [  ]      No [✓]

     As of May 5, 2004, there were 6,553,712 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

SENSYTECH, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED MARCH 31, 2004

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at March 31, 2004 and September 30, 2003	3
Condensed Consolidated Statements of Income for the Three Months and Six Months Ended March 31, 2004 and March 31, 2003	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2004 and March 31, 2003	5
Notes to Condensed Consolidated Financial Statements	6-11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Controls and Procedures	18
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	18-19
Item 6. Exhibits and Reports on Form 8-K	19
Signatures	20

SENSYTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	September 30, 2003
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,066,000	$13,445,000
Accounts receivable, net of allowance for doubtful accounts of $200,000	13,695,000	15,916,000
Unbilled contract costs, net	12,091,000	8,486,000
Inventories	1,081,000	1,690,000
Prepaid income taxes	813,000	—
Deferred income taxes	657,000	793,000
Other current assets	284,000	328,000

TOTAL CURRENT ASSETS	38,687,000	40,658,000
PROPERTY AND EQUIPMENT	5,135,000	3,350,000
OTHER ASSETS
Deferred income taxes	196,000	224,000
Intangibles, net	83,000	133,000
Other assets	198,000	73,000

TOTAL ASSETS	$44,299,000	$44,438,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, including related party payables of $51,000	$2,111,000	$3,780,000
Accrued salaries, benefits, and related expenses	2,235,000	2,628,000
Other accrued expenses	917,000	862,000
Billings in excess of costs	540,000	1,172,000
Income taxes payable	—	63,000

TOTAL CURRENT LIABILITIES	5,803,000	8,505,000

Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value; 25,000,000 shares authorized; 6,670,657 and 6,617,223 shares issued at March 31, 2004 and September 30, 2003	67,000	66,000
Additional paid-in capital	25,830,000	25,172,000
Treasury stock, at cost, 126,245 shares	(534,000)	(534,000)
Retained earnings	13,133,000	11,229,000

TOTAL STOCKHOLDERS’ EQUITY	38,496,000	35,933,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,299,000	$44,438,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
REVENUES
Contract revenues	$14,019,000	$12,853,000	$26,684,000	$24,576,000

COSTS AND EXPENSES
Cost of revenues, including related party expenses (Note 11)	9,846,000	9,488,000	19,355,000	18,739,000
General and administrative expenses, including related party expenses (Note 11)	2,526,000	1,559,000	4,224,000	2,622,000

Total costs and expenses	12,372,000	11,047,000	23,579,000	21,361,000

INCOME FROM OPERATIONS	1,647,000	1,806,000	3,105,000	3,215,000
OTHER INCOME (EXPENSES)
Interest income	25,000	38,000	42,000	43,000
Interest expense	—	(3,000)	—	(48,000)
Other income (expenses), net	3,000	3,000	7,000	(3,000)

INCOME BEFORE INCOME TAXES	1,675,000	1,844,000	3,154,000	3,207,000
INCOME TAX PROVISION	(644,000)	(757,000)	(1,250,000)	(1,316,000)

NET INCOME	$1,031,000	$1,087,000	$1,904,000	$1,891,000

PER SHARE AMOUNT
Basic earnings per share	$0.16	$0.17	$0.29	$0.33
Diluted earnings per share	$0.15	$0.16	$0.28	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,904,000	$1,891,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	543,000	598,000
Stock-based compensation expense	144,000	53,000
Deferred taxes	164,000	34,000
Cash provided (used) by assets and liabilities
Accounts receivable	2,221,000	(2,044,000)
Unbilled contract costs	(3,605,000)	986,000
Inventories	609,000	436,000
Prepaid income taxes	(727,000)	—
Other assets	(81,000)	272,000
Accounts payable	(1,669,000)	(610,000)
Other accrued expenses	(338,000)	524,000
Billing in excess of costs	(632,000)	(1,183,000)
Income taxes payable	—	(393,000)

Net cash (used in) provided by operating activities	(1,467,000)	564,000

Cash flows from investing activities:
Net acquisition of property and equipment	(2,278,000)	(572,000)

Net cash used in investing activities	(2,278,000)	(572,000)

Cash flows from financing activities:
Stock issuance costs	—	(1,933,000)
Proceeds from line of credit	—	2,055,000
Repayments of line of credit	—	(4,955,000)
Proceeds from stock issuance	—	18,400,000
Proceeds of stock option exercises	366,000	118,000
Purchase of treasury stock	—	(9,000)

Net cash provided financing activities	366,000	13,676,000

Net (decrease) increase in cash and cash equivalents	(3,379,000)	13,668,000
Cash and cash equivalents, beginning of period	13,445,000	700,000

Cash and cash equivalents, end of period	$10,066,000	$14,368,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$43,000

Cash paid for income taxes	$1,811,000	$1,712,000

Non-cash investing and financing activities:
Tax benefit on stock option exercises included in additional paid-in capital	$149,000	$42,000

Acquisition of equipment included in Property and Equipment and Accounts Payable	$—	$8,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. Operating results for the six-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in Sensytech, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

2. RECLASSIFICATIONS

     Certain reclassifications, including segment information discussed in Note 6, were made to conform the prior year financial statements to the presentation adopted in the 2004 consolidated financial statements.

3. INVENTORIES

     Inventories consist of the following:

	March 31, 2004	September 30, 2003
Raw materials	$803,000	$515,000
Component parts, work in process	193,000	1,141,000
Finished component parts	85,000	34,000

	$1,081,000	$1,690,000

4. EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during each period. The following summary is presented for the three month and six month periods ended March 31:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income	$1,031,000	$1,087,000	$1,904,000	$1,891,000
Weighted average shares outstanding – basic	6,535,498	6,434,177	6,516,999	5,734,112
Effect of dilutive securities:
Net shares issuable upon exercise of stock options	161,183	163,843	167,196	142,196

Weighted average shares outstanding – dilutive	6,696,681	6,598,020	6,684,195	5,876,308
Basic earnings per share	$.16	$.17	$.29	$.33
Dilutive earnings per share	$.15	$.16	$.28	$.32

5. STOCK OPTION COMPENSATION

     The Company continues to account for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic value method, which resulted in compensation cost for options granted of $144,000 for the three and six month periods ended March 31, 2004. Compensation expense of $91,000 was recorded for the three and six months ended March 31, 2003. Had compensation expense for the Company’s four stock-based compensation plans been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for the three and six months ended March 31, would have been reduced to the pro forma amounts indicated below.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income, as reported	$1,031,000	$1,087,000	$1,904,000	$1,891,000
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	144,000	57,000	194,000	123,000

Pro forma net income	$887,000	$1,030,000	$1,710,000	$1,768,000

Earnings per share:
Basic – as reported	$.16	$.17	$.29	$.33
Basic – pro forma	$.14	$.16	$.26	$.31
Diluted – as reported	$.15	$.16	$.28	$.32
Diluted – pro forma	$.13	$.16	$.26	$.30

6. SEGMENT INFORMATION

     The Company operates in the passive surveillance and countermeasures market for domestic and international clients. The Company’s systems are globally applicable to the defense markets and their allied information agencies for land, air, and sea-based applications. The Company believes that its passive surveillance and countermeasures products and services are among the best in the world. The Company’s goal is to provide its customers with total system surveillance solutions across the electromagnetic spectrum, using products manufactured by it and by others. The Company elected to merge the Communications and Imaging Groups and form the Surveillance Technology Group for fiscal year 2004. Accordingly, information from prior years has been restated to reflect that change. The Company is customer-focused and provides tailored, solution-based systems through the following groups:

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

     The Company does not have a significant amount of inter-segment revenue and evaluates segment performance based upon revenue and income from operations by group. The combined segments income from operations equals the income from operations as reported in the Consolidated Income Statements of the Company. The Company does not allocate interest, other income and expenses or income taxes to the two segments and does not produce separate balance sheet information for each segment. The revenue and income from operations by segment for the three and six months ended March 31 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenue:
DS	$9,638,000	$7,501,000	$17,518,000	$13,950,000
Surveillance	4,381,000	5,352,000	9,166,000	10,626,000

Total	$14,019,000	$12,853,000	$26,684,000	$24,576,000

Income from operations:
DS	$698,000	$476,000	$542,000	$893,000
Surveillance	949,000	1,330,000	2,563,000	2,322,000

Total	$1,647,000	$1,806,000	$3,105,000	$3,215,000

7. NOTE PAYABLE – LINE OF CREDIT

     The Company entered into a line of credit and related note payable with Bank of America in February 2001. Effective February 2004, the company renewed its $15,000,000 line of credit, which expires on February 28, 2005. The total borrowing base generally cannot exceed the sum of 90% of qualified government accounts receivable and 80% of qualified non-government accounts receivable. The borrowing base at March 31, 2004 was $10,863,000. The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes. At March 31, 2004, there were no borrowings under the line of credit. A stand-by letter of credit is issued to certain foreign customers in lieu of posting a performance bond. Letters of credit are also used to cover certain contract prepayments received from foreign customers. Total letters of credit at March 31, 2004 were $1,180,000.

     The bank agreement establishes the interest rate at the LIBOR plus 200 to 285 basis points, determined by the Company’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. All borrowings under the line of credit are collateralized by the Company’s account receivable, equipment, contracts, and general intangibles. The agreement also contains various covenants as to dividend restrictions, working capital, tangible net worth, earnings and debt-to-equity ratios. Unused commitment fees of one quarter of one percent per annum are required.

8. RECENTLY ISSUED ACCOUNTING STANDARD

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation and disclosure by business enterprises of variable interest entities. The consolidated requirements of FIN 46 apply to existing variable interest entities in the first fiscal year or interim period beginning after December 15, 2003. FIN 46 does not have any impact on the consolidated financial statements or disclosures of the Company as it does not have any variable interest entities.

9. PRODUCT WARRANTY

     The Company records estimated warranty costs on the accrual basis of accounting. These reserves are based on the expected cost of providing materials and service within the agreed upon period. Activity in the warranty accrual is as follow:

	Six Months Ending
	March 31,
	2004	2003
Balance – beginning of period	$412,000	$276,000
Accruals for warranties issued during the period	203,000	554,000
Settlements during the period	(111,000)	(170,000)

Balance – end of period	$504,000	$660,000

10. COST ASSOCIATED WITH EXIT ACTIVITY

     On July 15, 2003, the Company announced its intention to close its facility in Farmingdale, New Jersey and move these operations to Smithfield, Pennsylvania. In September 2003, the Company signed a lease for a 60,000 square foot facility for its Smithfield, Pennsylvania operations. The term of the lease is for ten years with two five year options. As of March 31, 2004, the Company has completed its move to the new facility. The employees that did not transfer to the new location and left the Company in accordance with the Company’s transition plan received severance pay and/or retention bonuses. The cost associated with the severance and retention plan was $287,000, of which $17,000 and $164,000 were expensed during the three and six months ended March 31, 2004, respectively. Severance and retention bonuses of $13,000 remain accrued but unpaid as of March 31, 2004.

     Other exit costs associated with the transition are estimated to total $875,000. These costs consist principally of training, employee relocation, and moving costs. To date, $695,000 of these costs have been expensed of which $291,000 and $556,000 were expensed during the three month and six month periods ended March 31, 2004, respectively. The remaining estimated other exit costs include employee relocation costs and clean up cost related to the closed facility in New Jersey. These remaining costs will be expensed as incurred. The costs of the severance and retention plan and the other exit costs are reported in the cost of revenues and general and administrative expense line items of the Consolidated Statements of Income.

11. RELATED PARTY TRANSACTIONS

     The Company has entered into an agreement with Rockwell Venture Capital, Inc, a privately owned company controlled by S. Kent Rockwell, the Company’s Chief Executive Officer, to rent an aircraft from time to time to be used for Company business. The Company believes that the terms of the rental agreement are at least as favorable as those it could obtain from an unrelated third party. For the three months and six months ended March 31, 2004, the Company recorded expenses of $69,000 and $185,000 for the use of the aircraft of which $51,000 was unpaid as of March 31, 2004. For the three months and six months ended March 31, 2003, the Company recorded expenses of $26,000 and $47,000.

12. SUBSEQUENT EVENT

     On April 14, 2004, the Company acquired all of the outstanding stock of Imaging Sensors and Systems, Inc., which is headquartered in Winter Park, Florida. The purchase price consisted of cash of $2,000,000 and 67,077 shares of Sensytech stock.

Additional payments up to $3,000,000 will be due the sellers, if certain future performance goals are met.

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

Overview

     The Company is a designer, developer and manufacturer of electronics, communications and technology products for the defense and intelligence markets. Specifically, the Company specializes in integrated passive surveillance, communications and data links, electronic countermeasures and threat simulators, and airborne imaging and scanning systems. Its products are developed for use primarily by U.S. federal government customers and U.S. approved foreign governments, including U.S. defense and intelligence agencies, foreign government and civilian agencies.

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

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues:

     Revenues increased $1,166,000, or 9.1%, to $14,019,000 for the three months ended March 31, 2004 from $12,853,000 for the three months ended March 31, 2003. The increase was due primarily to new contract awards or modifications of existing contracts in the Defense Systems Group of $2,137,000 offset by a decrease in the Surveillance Technology Group of $971,000. During the three months ended March 31, 2004, the four largest non-classified revenue producing contracts were the AN/SLQ-25A Surface Ship Torpedo Defense System, the Alliant Missile System, MIL-ADF Antenna Assembly and the AN/SLQ-25A Engineering R&D, which contributed 39.5% of revenues.

     The total amount of negotiated backlog, including both unfilled firm orders for the Company’s products for which funding had been authorized and appropriated by the customer and firm orders for which funding had not been appropriated as of March 31, 2004 and 2003, was $24,638,000 and $29,574,000, respectively.

Cost of Revenues:

     Cost of revenues increased $358,000, or 3.8%, to $9,846,000 for the three months ended March 31, 2004 from $9,488,000 for the three months ended March 31, 2003. Cost of revenues as a percentage of revenues decreased to 70.2% for the three months ended March 31, 2004 from 73.8% for the three months ended March 31, 2003 due to improved profit margins in the Defense Systems Group.

General and Administrative Expenses:

     General and administrative expenses increased $967,000, or 62.0%, to $2,526,000 for the three months ended March 31, 2004 from $1,559,000 for the three months ended March 31, 2003. The increase was due principally to an increase in bid & proposal and internal research and development of $620,000. The remaining increase is due to higher salaries and benefits over the prior year.

     For the three months ended March 31, 2004, internal research and development was $589,000 compared to $477,000 for the three months ended March 31, 2003 and represented 23.3% and 30.6% of general and administrative expense, respectively.

Income Tax Expense:

     Income tax expense consists of federal and state income taxes. Income tax expense decreased $113,000 or 14.9% to $644,000 for the three months ended March 31, 2004, from $757,000 for the three months ended March 31, 2003. The decrease was primarily due to a reduction of income before income taxes and a reduction of the Company’s state income tax expense related to the operation in Pennsylvania. Our effective tax rate was 38.4% and 41.0% for the three months ended March 31, 2004 and 2003, respectively, and varies from the federal statutory rate primarily due to state taxes and other nondeductible expenses.

Net Income:

     Net income decreased $56,000, or 5.2%, to $1,031,000 for the three months ended March 31, 2004 from $1,087,000 for the three months ended March 31, 2004. The decrease was the result of an increase in general and administrative expenses that was partially offset by an increase in revenues. Net income as a percentage of revenue was 7.4% and 8.5% for the three month periods ended March 31, 2004 and 2003, respectively.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

Revenues:

     Revenues increased $2,108,000, or 8.6%, to $26,684,000 for the six months ended March 31, 2004 from $24,576,000 for the six months ended March 31, 2003. The increase was due primarily to new contract awards or modifications of existing contracts in the Defense Systems Group of $3,568,000, offset by a decrease in the Surveillance Technology Group of $1,460,000. During the six months ended March 31, 2004, the four largest non-classified revenue producing contracts were the AN/SLQ-25A Surface Ship Torpedo Defense System, Alliant Missile System, MIL-ADF Antenna Assembly, and the AN/SLQ-25A Engineering R&D, which contributed 34.2% of revenues.

Cost of Revenues:

     Cost of revenues increased $616,000, or 3.3%, to $19,355,000 for the six months ended March 31, 2004 from $18,739,000 for the six months ended March 31, 2003. Cost of revenues as a percentage of revenues decreased to 72.5% for the six months ended March 31, 2004 from 76.2% for the six months ended March 31, 2003 due to improved profit margins in the Defense Systems Group.

General and Administrative Expenses:

     General and administrative expenses increased $1,602,000, or 61.1%, to $4,224,000 for the six months ended March 31, 2004 from $2,622,000 for the six months ended March 31, 2003. The increase was due principally to an increase in bid & proposal and internal research and development of $1,055,000. The remaining increase is due to higher salaries and benefits of approximately $177,000, customer relations of $200,000 and travel cost of $60,000.

     For the six months ended March 31, 2004, internal research and development was $1,083,000 compared to $631,000 for the six months ended March 31, 2003 and represented 25.6% and 24.1% of general and administrative expense, respectively.

Income Tax Expense:

     Income tax expense consists of federal and state income taxes. Income tax expense decreased $66,000 or 5.0% to $1,250,000 for the six months ended March 31, 2004, from $1,316,000 for the six months ended March 31, 2003. The decrease was primarily due to a reduction of income before income taxes and a reduction of the Company’s state income tax expense related to the operation in Pennsylvania. Our effective tax rate was 39.6% and 41.0% for the six months ended March 31, 2004 and 2003, respectively, and varies from the federal statutory rate primarily due to state taxes and other nondeductible expenses.

Net Income:

     Net income increased $13,000, or 0.7%, to $1,904,000 for the six months ended March 31, 2004 from $1,891,000 for the six months ended March 31, 2003. The increase was the result of an increase in revenues that was partially offset by an increase in costs and expenses. Net income as a percentage of revenue was 7.1% and 7.7% for the six month periods ended March 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

     Historically, our primary source of liquidity is cash provided by operations and our line of credit. Our liquidity requirements depend on a number of factors, including the timing of production under our federal government and foreign sales contracts. We had cash and cash equivalents of $10,066,000 at March 31, 2004, as compared to $14,368,000 at March 31, 2003. The decrease was primarily due to cash used in operating activities and investing activities.

     Cash used in operating activities was approximately $1,467,000 for the six months ended March 31, 2004 compared to cash provided by operating activities of approximately $564,000 for the six months ended March 31, 2003, an increase of approximately $2,031,000. The primary reasons for this increase were an increase in general operating expenses and cash used to cover costs incurred during the transition from New Jersey to Pennsylvania.

     Cash used in investing activities was approximately $2,278,000 during the six months ended March 31, 2004 compared to approximately $572,000 for the six months ended March 31, 2003, an increase of approximately $1,706,000.

The primary reason for this increase were property and equipment acquired for the new facility in Smithfield, Pennsylvania during the six months ended March 31, 2004.

     Cash provided by financing activities was approximately $366,000 during the six months ended March 31, 2004 compared to cash provided by financing activities of approximately $13,676,000 for the six months ended March 31, 2003, a decrease of $13,310,000. The primary reasons for this decrease was the net proceeds of $16,467,000 received from the sale of 2.3 million shares of common stock, which was partially offset by cash used for the repayment of the line of credit in 2003 compared to only proceeds from stock options exercises in 2004.

     The Company has a $15,000,000 line of credit with Bank of America. The line of credit is for one year and is set to expire on February 28, 2005. The total borrowing base generally cannot exceed the sum of 90% of qualified government accounts receivable and 80% of qualified non-government accounts receivable. Total letters of credit at March 31, 2004 were $1,180,000. The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes. At March 31, 2004, there were no borrowings under the line of credit. The borrowing base at March 31, 2004 was $10,863,000.

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

Interest Rates:

     The Company’s line of credit financing provides available borrowing at variable interest rates. There were no outstanding borrowings at March 31, 2004. Accordingly, the Company does not believe that any movement in interest rates would have a material impact on future earnings or cash flows. However, if the Company were to significantly increase borrowing under the current line of credit agreement, future interest rate changes could potentially have a material impact.

Foreign Currency:

     The Company has contracts to provide services to U.S. approved foreign countries. Its foreign sales contracts require payment in U.S. dollars, so it is not affected by foreign currency fluctuations.

Contractual Obligations and Commitments:

     Contractual Cash Obligations:

		Due in	Due in	Due in	Due in	Due in
	Total	2004	2005	2006	2007	2008	Thereafter
Operating leases	$13,961,000	$740,000	$1,405,000	$1,400,000	$1,380,000	$1,387,000	$7,649,000
Line of credit	—	—	—	—	—	—	—

	$13,961,000	$740,000	$1,405,000	$1,400,000	$1,380,000	$1,387,000	$7,649,000

          Other Commercial Commitments:

	Total	Less than 1 Year	1-3 Years
Letters of credit	$1,180,000	$641,000	$539,000

Cost Associated with Exit Activity

     On July 15, 2003, the Company announced its intention to close its facility in Farmingdale, New Jersey and move these operations to Smithfield, Pennsylvania. In September 2003, the Company signed a lease for a 60,000 square foot facility for its Smithfield, Pennsylvania operations. The term of the lease is for ten years with two five year options. As of March 31, 2004, the Company has completed its move to the new facility. The employees that did not transfer to the new location and left the Company in accordance with the Company’s transition plan received severance pay and/or retention bonuses. The cost associated with the severance and retention plan was $287,000, of which $17,000 and $164,000 were expensed during the three and six months ended March 31, 2004, respectively. Severance and retention bonuses of $13,000 remain accrued but unpaid as of March 31, 2004.

     Other exit costs associated with the transition are estimated to total $875,000. These costs consist principally of training, employee relocation, and moving costs. To date, $695,000 of these costs have been expensed, of which $291,000 and $556,000 were expensed during the three month and six month periods ending March 31, 2004, respectively. The remaining estimated other exit costs include employee relocation costs and clean up cost related to the closed facility in New Jersey. These remaining costs will be expensed as incurred. The costs of the severance and retention plan and the other exit costs are reported in the cost of revenues and general and administrative expense line items of the Consolidated Statements of income.

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

Inventories:

     The Company records its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company is required to make judgments as to the future demand requirements and compare these with the current or committed inventory levels. Inventory is generally purchased to fulfill a specific contract commitment. In 2003, the Company wrote down a portion of its inventory that was purchased, built, and configured for a specific project which was ultimately delayed and not awarded. During the three months ended March 31, 2004, the Company was awarded a contract which enabled it to utilize this written down inventory and to utilize other components of its existing inventory.

Income Taxes:

     The Company currently has deferred tax assets resulting from net operating loss carryforwards, which will reduce taxable income in future periods. At March 31, 2004 and 2003, the Company did not provide a valuation allowance as it believed it was more likely than not that the remaining net deferred tax assets will be realized, principally based on forecasted taxable income. The Company’s new Pennsylvania production facility is within the Keystone Opportunity Zone. As a result, income from that facility is exempt from state and local taxes for a period of ten years.

Recently Issued Accounting Standard

     See the notes accompanying the unaudited consolidated financial statements as of and for the three and six months ended March 31, 2004.

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

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     During the period covered by this report, the Company filed with the Securities and Exchange Commission and delivered to its shareholders the Company’s Proxy Statement for its Annual Meeting of Stockholders held February 17, 2004.

(a)	The company’s Annual Meeting of Stockholders was held on February 17, 2004.

(b)	The nominees for the Board of Directors are identified below.

(c)	The inspector of election tabulated the following votes for the election of directors:

Election of Directors

	Number of Votes	Number of Votes	Abstentions and Broker
Nominee for Office	“In Favor”	“Withheld”	Non-Votes
Charles W. Bernard	3,876,091	157,010	18,735
John Irvin	4,028,001	5,100	18,735
S.R. Perrino	3,525,741	507,360	18,735
Philip H. Power	3,881,691	151,410	18,735
S. Kent Rockwell	3,876,299	156,802	18,735
John D. Sanders	3,876,291	156,810	18,735
Lloyd A. Semple	4,032,851	250	18,735

     The inspector of election tabulated the following votes for the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the 2004 fiscal year:

Number of Votes	Number of Votes	Abstentions and Broker
“In Favor”	“Against”	Non-Votes
4,031,281	20,055	500

Item 6. Exhibits and Report on Form 8-K

Exhibits

10.1*	Third Amendment to Second Amended and Restated Financing and Security Agreement.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished but not filed as an exhibit to this report of Form 10-Q.

•	Document filed herewith.

Reports on Form 8-K
A Form 8K was filed on December 18, 2003 providing information under Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSYTECH, INC.
May 13, 2004	By:	/s/ S. Kent Rockwell
S. Kent Rockwell
Chairman and Chief Executive Officer

May 13, 2004	By:	/s/ Donald F. Fultz
Donald F. Fultz
Vice President and Chief Financial Officer