Form 10-Q
period 2004-06-30
SENSYTECH INC
filed 2004-08-12
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from _______________ to ________________

Commission File Number 000-08193

SENSYTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-1873250 (I.R.S. Employer Identification No.)

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

Yes [   ]       No [✓]

     As of August 4, 2004, there were 6,634,589 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

SENSYTECH, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED JUNE 30, 2004

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at June 30, 2004 and September 30, 2003	3
Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended June 30, 2004 and June 30, 2003	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2004 and June 30, 2003	5
Notes to Condensed Consolidated Financial Statements	6-12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
Item 4. Controls and Procedures	20
PART II. OTHER INFORMATION
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	21
Item 6. Exhibits and Reports on Form 8-K	21
Signatures	22

SENSYTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	September 30, 2003
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,130,000	$13,445,000
Accounts receivable, net of allowance for doubtful accounts of $200,000	11,419,000	15,916,000
Unbilled contract costs, net	15,919,000	8,486,000
Inventories	1,253,000	1,690,000
Prepaid income taxes	358,000	—
Deferred income taxes	602,000	793,000
Other current assets	807,000	328,000

TOTAL CURRENT ASSETS	41,488,000	40,658,000
PROPERTY AND EQUIPMENT, NET	5,934,000	3,350,000
OTHER ASSETS
Deferred income taxes	196,000	224,000
Intangibles, net	58,000	133,000
Goodwill	2,163,000	—
Other assets	199,000	73,000

TOTAL ASSETS	$50,038,000	$44,438,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, including related party payables of $27,000 and $51,000	$4,315,000	$3,780,000
Accrued salaries, benefits, and related expenses	2,605,000	2,628,000
Other accrued expenses	977,000	862,000
Billings in excess of costs	749,000	1,172,000
Income taxes payable	—	63,000

TOTAL CURRENT LIABILITIES	8,646,000	8,505,000

Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value; 25,000,000 shares authorized; 6,759,634 and 6,617,223 shares issued at June 30, 2004 and September 30, 2003	68,000	66,000
Additional paid-in capital	27,215,000	25,172,000
Treasury stock, at cost, 126,245 shares	(534,000)	(534,000)
Retained earnings	14,643,000	11,229,000

TOTAL STOCKHOLDERS’ EQUITY	41,392,000	35,933,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,038,000	$44,438,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUES
Contract revenues	$17,280,000	$13,100,000	$43,964,000	$37,676,000

COSTS AND EXPENSES
Cost of revenues, including related party expenses (Note 11)	12,629,000	9,704,000	31,984,000	28,443,000
General and administrative expenses including related party expenses (Note 11)	2,215,000	1,645,000	6,439,000	4,267,000

Total costs and expenses	14,844,000	11,349,000	38,423,000	32,710,000

INCOME FROM OPERATIONS	2,436,000	1,751,000	5,541,000	4,966,000
OTHER INCOME (EXPENSES)
Interest income	18,000	36,000	60,000	79,000
Interest expense	(5,000)	(1,000)	(5,000)	(49,000)
Other income (expenses), net	4,000	5,000	11,000	2,000

INCOME BEFORE INCOME TAXES	2,453,000	1,791,000	5,607,000	4,998,000
INCOME TAX PROVISION	(943,000)	(733,000)	(2,193,000)	(2,049,000)

NET INCOME	$1,510,000	$1,058,000	$3,414,000	$2,949,000

PER SHARE AMOUNT
Basic earnings per share	$0.23	$0.16	$0.52	$0.49
Diluted earnings per share	$0.22	$0.16	$0.51	$0.48

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,414,000	$2,949,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	860,000	980,000
Stock-based compensation expense	144,000	201,000
Deferred taxes	219,000	(37,000)
Cash provided (used) by assets and liabilities
Accounts receivable	4,693,000	(715,000)
Unbilled contract costs	(6,934,000)	1,546,000
Inventories	867,000	1,002,000
Other assets	(578,000)	93,000
Accounts payable	(139,000)	(1,133,000)
Other accrued expenses	—	1,110,000
Billing in excess of costs	(423,000)	(764,000)
Income taxes payable and prepaid income taxes	(183,000)	(125,000)

Net cash provided by operating activities	1,940,000	5,107,000

Cash flows from investing activities:
Acquisition of property and equipment	(2,802,000)	(837,000)
Acquisition of Imaging Sensors and Systems, Inc.	(1,916,000)	—

Net cash used in investing activities	(4,718,000)	(837,000)

Cash flows from financing activities:
Stock issuance costs	—	(1,933,000)
Proceeds from line of credit	—	2,055,000
Repayments of line of credit	—	(4,955,000)
Proceeds from stock issuance	—	18,400,000
Proceeds of stock option exercises	463,000	241,000
Purchase of treasury stock	—	(9,000)

Net cash provided by financing activities	463,000	13,799,000

Net (decrease) increase in cash and cash equivalents	(2,315,000)	18,069,000
Cash and cash equivalents, beginning of period	13,445,000	700,000

Cash and cash equivalents, end of period	$11,130,000	$18,769,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,000	$43,000

Cash paid for income taxes	$2,170,000	$2,212,000

Non-cash investing and financing activities (Note 12):
Acquisition of equipment included in property and equipment and accounts payable	$—	$6,000

Acquisition expenses included in accounts payable	$17,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSYTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. Operating results for the nine-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in Sensytech, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

2. RECLASSIFICATIONS

     Certain reclassifications, including segment information discussed in Note 6, were made to conform the prior year financial statements to the presentation adopted in the 2004 consolidated financial statements.

3. INVENTORIES

     Inventories consist of the following:

	June 30, 2004	September 30, 2003
Raw materials	$1,194,000	$515,000
Component parts, work in process	—	1,141,000
Finished component parts	59,000	34,000

	$1,253,000	$1,690,000

4. EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during each period. The following summary is presented for the three month and nine month periods ended June 30:

	Three Months Ended		Nine months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$1,510,000	$1,058,000	$3,414,000	$2,949,000
Weighted average shares outstanding – basic	6,615,057	6,457,086	6,549,201	5,975,103
Effect of dilutive securities:
Net shares issuable upon exercise of stock options	189,900	160,307	172,953	141,471

Weighted average shares outstanding – dilutive	6,804,957	6,617,393	6,722,154	6,116,574
Basic earnings per share	$.23	$.16	$.52	$.49
Dilutive earnings per share	$.22	$.16	$.51	$.48

During the three months ended June 30, 2004, 212,500 options were issued. Earning per share for the quarter included the effect of these options, however for the nine months period ended June 30, 2004, the effect of those options are excluded since the option prices exceed the average stock price for the nine month period.

5. STOCK OPTION COMPENSATION

     The Company continues to account for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic value method, which resulted in compensation cost for options granted of $0 and $144,000 for the three and nine month periods ended June 30, 2004. Compensation expense of $110,000 and $201,000 were recorded for the three and nine months ended June 30, 2003. Had compensation expense for the Company’s four stock-based compensation plans been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS 148, the Company’s net income and earnings per share for the three and nine months ended June 30, would have been reduced to the pro forma amounts indicated below.

	Three Months Ended		Nine months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$1,510,000	$1,058,000	$3,414,000	$2,949,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	65,000	86,000	119,000
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	286,000	98,000	565,000	275,000

Pro forma net income	$1,224,000	$1,025,000	$2,935,000	$2,793,000

Earnings per share:
Basic – as reported	$.23	$.16	$.52	$.49
Basic – pro forma	$.19	$.16	$.45	$.47
Diluted – as reported	$.22	$.16	$.51	$.48
Diluted – pro forma	$.18	$.15	$.44	$.46

6. SEGMENT INFORMATION

     The Company operates in the passive surveillance and countermeasures market for domestic and international clients. The Company’s systems are globally applicable to the defense markets and their allied information agencies for land, air, and sea-based applications. The Company believes that its passive surveillance and countermeasures products and services are among the best in the world. The Company’s goal is to provide its customers with total system surveillance solutions across the electromagnetic spectrum, using products manufactured by it and by others. The Company consolidated the Communications and Imaging Groups to form the Surveillance Technology Group for fiscal year 2004. As a result, the Company reports in two business segments, which better reflects its strategy and business focus for the future. Accordingly, information from prior years has been reclassified to reflect that change. The Company is customer-focused and provides tailored, solution-based systems through the following groups:

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

     The Surveillance Group manufactures in its Newington, Virginia, Winter Park, Florida, and Ann Arbor, Michigan facilities. The Defense Systems Group manufactures in its Newington, Virginia, Camarillo, California, and Smithfield, Pennsylvania facilities.

     The Company does not have a significant amount of inter-segment revenue and evaluates segment performance based upon revenue and income from operations by group. The combined segments income from operations equals the income from operations as reported in the Consolidated Income Statements of the Company. The Company does not allocate interest, other income and expenses or income taxes to the two segments and does not produce separate balance sheet information for each segment. The revenue and income from operations by segment for the three and nine months ended June 30 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue:
DS	$8,865,000	$7,863,000	$26,383,000	$21,813,000
Surveillance	8,415,000	5,237,000	17,581,000	15,863,000

Total	$17,280,000	$13,100,000	$43,964,000	$37,676,000

Income from operations:
DS	$581,000	$76,000	$1,123,000	$969,000
Surveillance	1,855,000	1,675,000	4,418,000	3,997,000

Total	$2,436,000	$1,751,000	$5,541,000	$4,966,000

7. NOTE PAYABLE – LINE OF CREDIT

     The Company entered into a line of credit and related note payable with Bank of America in February 2001. Effective February 2004, the company renewed its $15,000,000 line of credit, which expires on February 28, 2006. The total borrowing base generally cannot exceed the sum of 90% of qualified government accounts receivable and 80% of qualified non-government accounts receivable. The borrowing base at June 30, 2004 was $6,625,000. The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes. At June 30, 2004, there were no borrowings under the line of credit. A stand-by letter of credit is issued to certain foreign customers in lieu of posting a performance bond. Letters of credit are also used to cover certain contract prepayments received from foreign customers. Total letters of credit at June 30, 2004 were $1,180,000.

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

8. RECENTLY ISSUED ACCOUNTING STANDARD

     The Emerging Issues Task Force (“EITF”) reached final consensuses on Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” at its March 17-18, 2004 meeting. Issue 03-6 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The Company does not have participating securities as defined in EITF 03-6.

     In December 2003, the FASB issued Interpretation (“FIN”) No. 46-R, Consolidation of Variable Interest Entities. FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The Company does not have any variable interest entities.

9. PRODUCT WARRANTY

     The Company records estimated warranty costs on the accrual basis of accounting. These reserves are based on the expected cost of providing materials and service within the agreed upon period. Activity in the warranty accrual is as follow:

	Three Months Ending		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Balance – beginning of period	$504,000	$660,000	$412,000	$275,000
Accruals for warranties issued during the period	53,000	391,000	256,000	946,000
Settlements during the period	(156,000)	(130,000)	(267,000)	(300,000)

Balance – end of period	$401,000	$921,000	$401,000	$921,000

10. COST ASSOCIATED WITH EXIT ACTIVITY

     On July 15, 2003, the Company announced its intention to close its facility in Farmingdale, New Jersey and move these operations to Smithfield, Pennsylvania. In September 2003, the Company signed a lease for a 60,000 square foot facility for its Smithfield, Pennsylvania operations. The term of the lease is for ten years with two five year options. As of March 31, 2004, the Company completed its move to the new facility. The employees who did not transfer to the new location and left the Company in accordance with the Company’s transition plan received severance pay and/or retention bonuses. The costs associated with the severance and retention plan totaled approximately $267,000. During the three months ended June 30, 2004, a credit of $20,000 was included in cost of revenues. During the nine months ended June 30, 2004, $109,000 was included in cost of revenues and $35,000 was included in general and administrative costs. Severance and retention bonuses of $8,000 remain accrued but unpaid as of June 30, 2004.

     Other exit costs associated with the transition are estimated to total $875,000. These costs consist principally of training, employee relocation, and moving costs. To date, $746,000 of these costs has been expensed. During the three months ended June 30, 2004, $51,000 was included in cost of revenues. During the nine months ended June 30, 2004, $584,000 was included in cost of revenues while $23,000 was included in general and administrative costs. The remaining estimated other exit costs include employee relocation costs and clean-up cost related to the closed facility in New Jersey. These remaining costs will be expensed as incurred.

11. RELATED PARTY TRANSACTIONS

     The Company has entered into an agreement with a privately owned company controlled by S. Kent Rockwell, the Company’s Chief Executive Officer, to rent an aircraft from time to time to be used for Company business. The Company believes that the terms of the rental agreement are at least as favorable as those it could obtain from an unrelated third party. For the three months and nine months ended June 30, 2004, the Company recorded expenses of $65,000 and $250,000 respectively for the use of the aircraft of which $27,000 was unpaid as of June 30, 2004. For the three months and nine months ended June 30, 2003, the Company recorded expenses of $29,000 and $76,000 respectively.

12. ACQUISITIONS

     On April 14, 2004, the Company acquired 100 percent of the outstanding common shares of Imaging Sensors and Systems, Inc. (“ISS”). The results of ISS’s operations have been included in the consolidated financial statements since that date. ISS brings needed engineering capabilities and an existing product line of mobile ground and airborne Forward Looking Infrared Radar (FLIR) systems. ISS fits into the Company’s marketing and product direction for the airborne imaging component of the Surveillance Technology Group.

     The aggregate purchase price was $3,225,000, which included $2,000,000 in cash, 67,077 shares of Sensytech’s common stock and $25,000 of legal and accounting fees related to the acquisition. The value of the shares issued was based on the closing price of the Company’s stock on April 8, 2004.

     The Company has followed the guidance of SFAS No. 141, “Business Consolidations,” to record this purchase. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 1, 2001 and that goodwill, as well as any intangible asset believed to have an indefinite life, shall not be amortized for financial accounting purposes. The Company has recognized goodwill in the amount of $1,827,000 in connection with this acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill will be reviewed periodically to determine if there has been any impairment to its value. During the third party valuation it was determined that there were no amortizable intangibles acquired.

     The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition. Sensytech has obtained third party valuations of the tangible assets of ISS.

Current assets	$1,261,000
Property, plant and equipment	567,000
Goodwill	2,163,000

Total assets acquired	3,991,000
Current liabilities assumed	(766,000)

Net assets acquired	$3,225,000

     The following condensed proforma results of operations reflect the proforma combination of the Company and the acquired ISS business as if the combination had occurred at the beginning of the periods presented, compared with the actual results of operations for the Company for the three and nine months ended June 30.

	Three Months Ended June 30,
	2004		2003
	Historical	Proforma	Historical	Proforma
Revenue	$17,280,000	$17,331,000	$13,100,000	$14,904,000
Income from operations	2,436,000	2,347,000	1,751,000	2,787,000
Net income	1,510,000	1,456,000	1,058,000	1,669,000
Basic earnings per share	$0.23	$0.22	$0.16	$.26
Diluted earning per share	$0.22	$0.21	$0.16	$.25

	Nine Months Ended June 30,
	2004		2003
	Historical	Proforma	Historical	Proforma
Revenue	$43,964,000	$44,890,000	$37,676,000	$40,794,000
Income from operations	5,541,000	4,020,000	4,966,000	5,955,000
Net income	3,414,000	2,482,000	2,949,000	3,500,000
Basic earnings per share	$0.52	$0.38	$0.49	$0.59
Diluted earning per share	$0.51	$0.37	$0.48	$0.57

13. DEFINITIVE MERGER AGREEMENT

     Argon Engineering Associates, Inc. (“Argon”), headquartered in Fairfax, VA and Sensytech, Inc. announced on June 7, 2004, that they have entered into a definitive merger agreement, to create a unique command, control, communications, computers, intelligence, surveillance, and reconnaissance (“C4ISR”) company with a strong research and development heritage that plans to deliver cutting-edge technologies to defense, intelligence and homeland security markets. This strategic combination is intended to bring together the employees, technologies and customers of two fast-growing companies to produce a strong competitor in these high priority markets.

     The Board of Directors of each company has approved the stock-for-stock transaction. After consummation of the transaction, which is expected to close at the end of September 2004. Argon’s existing shareholders will own approximately 66% of the combined company on a fully-diluted basis. They will receive two shares of Sensytech common stock for each existing share of Argon common stock outstanding.

     The transaction is subject to the approval of each company’s shareholders, government regulatory reviews and other closing conditions described in the Merger Agreement.

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

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues:

     Revenues increased $4,180,000, or 31.9%, to $17,280,000 for the three months ended June 30, 2004 from $13,100,000 for the three months ended June 30, 2003. The increase was due primarily to new contract awards or modifications of existing contracts in the Defense Systems Group of $1,002,000 and an increase in the Surveillance Technology Group of $3,178,000. During the three months ended June 30, 2004, the four largest non-classified revenue producing contracts were the AN/SLQ-25A Surface Ship Torpedo Defense System, the Q4 Shells Production, MIL-ADF Antenna Assembly and the AN/SLQ-25A Engineering R&D, which contributed 32.0% of revenues.

     The total amount of negotiated backlog, including both unfilled firm orders for the Company’s products for which funding had been authorized and appropriated by the customer and firm orders for which funding had not been appropriated as of June 30, 2004 and 2003, was $38,033,000 and $35,898,000, respectively.

Cost of Revenues:

     Cost of revenues increased $2,925,000, or 30.1%, to $12,629,000 for the three months ended June 30, 2004 from $9,704,000 for the three months ended June 30, 2003. This increase corresponds with the increase in revenue due to the variable nature of these costs. Cost of revenues as a percentage of revenues decreased to 73.1% for the three months ended June 30, 2004 from 74.1% for the three months ended June 30, 2003 due to improved profit margins in the Defense Systems Group.

General and Administrative Expenses:

     General and administrative expenses increased $570,000, or 34.7%, to $2,215,000 for the three months ended June 30, 2004 from $1,645,000 for the three months ended June 30, 2003. The increase was due principally to higher salaries, benefits and travel cost over the prior year, offset by the decrease in internal research and development.

     For the three months ended June 30, 2004, internal research and development was $577,000 compared to $712,000 for the three months ended June 30, 2003 and represented 26.0% and 43.3% of general and administrative expense, respectively.

Income Tax Expense:

     Income tax expense consists of federal and state income taxes. Income tax expense increased $210,000, or 28.6%, to $943,000 for the three months ended June 30, 2004, from $733,000 for the three months ended June 30, 2003. The increase was primarily due to an increase of income before income taxes and was partially offset by a reduction of the Company’s state income tax expense related to its operations in Pennsylvania as a result of operating within the Keystone Opportunity Zone. Our effective tax rate was 38.4% and 41.0% for the three months ended June 30, 2004 and 2003, respectively, and varies from the federal statutory rate primarily due to state taxes and other nondeductible expenses.

Net Income:

     Net income increased $452,000, or 42.7%, to $1,510,000 for the three months ended June 30, 2004 from $1,058,000 for the three months ended June 30, 2004. The increase was the result of increased revenues and higher margins reflected by the decrease in the percentage of cost of revenues to revenue. Net income as a percentage of revenue was 8.7% and 8.1% for the three month periods ended June 30, 2004 and 2003, respectively.

Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

Revenues:

     Revenues increased $6,288,000, or 16.7%, to $43,964,000 for the nine months ended June 30, 2004 from $37,676,000 for the nine months ended June 30, 2003. The increase was due primarily to new contract awards or modifications of existing contracts in the Defense Systems Group of $4,570,000 and in the Surveillance Technology Group of $1,718,000. During the nine months ended June 30, 2004, the four largest non-classified revenue producing contracts were the AN/SLQ-25A Surface Ship Torpedo Defense System, Alliant Missile System, MIL-ADF Antenna Assembly, and the AN/SLQ-25A Engineering R&D, which contributed 31.6% of revenues.

Cost of Revenues:

     Cost of revenues increased $3,541,000, or 12.4%, to $31,984,000 for the nine months ended June 30, 2004 from $28,443,000 for the nine months ended June 30, 2003. The increase corresponds with the increase in revenues due to variable nature of these costs. Cost of revenues as a percentage of revenues decreased to 72.8% for the nine months ended June 30, 2004 from 75.5% for the nine months ended June 30, 2003 due to improved profit margins in the Defense Systems Group.

General and Administrative Expenses:

     General and administrative expenses increased $2,172,000, or 50.9%, to $6,439,000 for the nine months ended June 30, 2004 from $4,267,000 for the nine months ended June 30, 2003. The increase was due principally to higher salaries, benefits, travel and internal research and development.

     For the nine months ended June 30, 2004, internal research and development was $1,660,000 compared to $1,344,000 for the nine months ended June 30, 2003 and represented 25.8% and 31.5% of general and administrative expense, respectively.

Income Tax Expense:

     Income tax expense consists of federal and state income taxes. Income tax expense increased $144,000, or 7.0%, to $2,193,000 for the nine months ended June 30, 2004, from $2,049,000 for the nine months ended June 30, 2003. The increase was primarily due to an increase of income before income taxes which was partially offset by a reduction of the Company’s state income tax expense related to its operations in Pennsylvania as a result of operating within the Keystone Opportunity Zone. Our effective tax rate was 39.1% and 41.0% for the nine months ended June 30, 2004 and 2003, respectively, and varies from the federal statutory rate primarily due to state taxes and other nondeductible expenses.

Net Income:

     Net income increased $465,000, or 15.8%, to $3,414,000 for the nine months ended June 30, 2004 from $2,949,000 for the nine months ended June 30, 2003. The increase was the result of an increase in revenues that was partially offset by an increase in costs and expenses. Net income as a percentage of revenue was 7.8% and 7.8% for the nine month periods ended June 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

     Historically, our primary source of liquidity is cash provided by operations and our line of credit. Our liquidity requirements depend on a number of factors, including the timing of production under our federal government and foreign sales contracts. We had cash and cash equivalents of $11,130,000 at June 30, 2004, as compared to $18,769,000 at June 30, 2003. The decrease was primarily due to cash used in operating activities and investing activities.

     Cash provided by operating activities was approximately $1,940,000 for the nine months ended June 30, 2004 compared to approximately $5,107,000 for the nine months ended June 30, 2003, a decrease of approximately $3,167,000. The primary reason for this decrease was an increase in billed and unbilled accounts receivable of $3,072,000.

     Cash used in investing activities was approximately $4,718,000 during the nine months ended June 30, 2004 compared to approximately $837,000 for the nine months ended June 30, 2003, an increase of approximately $3,881,000. The primary reasons for this increase were property and equipment acquired for the new facility in Smithfield, Pennsylvania and the acquisition of ISS during the nine months ended June 30, 2004.

     Cash provided by financing activities was approximately $463,000 during the nine months ended June 30, 2004 compared to approximately $13,799,000 for the nine months ended June 30, 2003, a decrease of $13,336,000. The primary reason for this decrease was the net proceeds of $16,467,000 received from the sale of 2.3 million shares of common stock sold on November 21, 2002 and December 12, 2002, which was partially offset by cash used for the repayment of the line of credit in 2003 compared to only proceeds from stock options exercises in 2004.

     The Company has a $15,000,000 line of credit with Bank of America. The line of credit is for one year and is set to expire on February 28, 2006. The total borrowing base generally cannot exceed the sum of 90% of qualified government accounts receivable and 80% of qualified non-government accounts receivable. The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes. At June 30, 2004, there were no borrowings under the line of credit. The borrowing base at June 30, 2004 was $6,625,000. A stand-by letter of credit is issued to certain foreign customers in lieu of posting a performance bond. Letters of credit are also used to cover certain contract prepayments received from foreign customers. Total letters of credit at June 30, 2004 were $1,180,000.

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

Cash and Cash Equivalents:

     All unrestricted, highly liquid investments with a remaining maturity of three months or less are considered to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. It believes that any credit risk related to these cash and cash equivalents is minimal.

Interest Rates:

     The Company’s line of credit financing provides available borrowing at variable interest rates. There were no outstanding borrowings at June 30, 2004. Accordingly, the Company does not believe that any movement in interest rates would have a material impact on future earnings or cash flows. However, if the Company were to significantly increase borrowing under the current line of credit agreement, future interest rate changes could potentially have a material impact.

Foreign Currency:

     The Company has contracts to provide services to U.S. approved foreign countries. Its foreign sales contracts require payment in U.S. dollars, so it is not affected by foreign currency fluctuations.

Contractual Obligations and Commitments: (fiscal years ending September 30)

Contractual Cash Obligations:

		Due in	Due in	Due in	Due in	Due in
	Total	2004	2005	2006	2007	2008	Thereafter
Operating leases	$13,606,000	$385,000	$1,405,000	$1,400,000	$1,380,000	$1,387,000	$7,649,000
Line of credit	—	—	—	—	—	—	—

	$13,606,000	$385,000	$1,405,000	$1,400,000	$1,380,000	$1,387,000	$7,649,000

Other Commercial Commitments:

	Total	Less than 1 Year	1-3 Years
Letters of credit	$1,180,000	$641,000	$539,000

Cost Associated with Exit Activity

     On July 15, 2003, the Company announced its intention to close its facility in Farmingdale, New Jersey and move these operations to Smithfield, Pennsylvania. In September 2003, the Company signed a lease for a 60,000 square foot facility for its Smithfield, Pennsylvania operations. The term of the lease is for ten years with two five year options. As of March 31, 2004, the Company completed its move to the new facility. The employees who did not transfer to the new location and left the Company in accordance with the Company’s transition plan received severance pay and/or retention bonuses. The costs associated with the severance and retention plan totaled approximately $267,000. During the three months ended June 30, 2004, a credit of $20,000 was included in cost of revenues. During the nine months ended June 30, 2004, $109,000 was included in cost of revenues and $35,000 was included in general and administrative costs. Severance and retention bonuses of $8,000 remain accrued but unpaid as of June 30, 2004.

     Other exit costs associated with the transition are estimated to total $875,000. These costs consist principally of training, employee relocation, and moving costs. To date, $746,000 of these costs has been expensed. During the three months ended June 30, 2004, $51,000 was included in cost of revenues. During the nine months ended June 30, 2004, $584,000 was included in cost of revenues while $23,000 was included in general and administrative costs. The remaining estimated other exit costs include employee relocation costs and clean-up cost related to the closed facility in New Jersey. These remaining costs will be expensed as incurred.

Acquisitions

     On April 14, 2004, the Company acquired 100 percent of the outstanding common shares of Imaging Sensors and Systems, Inc. (“ISS”). The results of ISS’s operations have been included in the consolidated financial statements since that date. ISS brings needed engineering capabilities and an existing product line of mobile ground and airborne Forward Looking Infrared Radar (FLIR) systems. ISS fits into the Company’s marketing and product direction for the airborne imaging component of the Surveillance Technology Group.

     The aggregate purchase price was $3,225,000, which included $2,000,000 in cash, 67,077 shares of Sensytech’s common stock and $25,000 of legal and accounting fees related to the acquisition. The value of the shares issued was based on the closing price of the Company’s stock on April 8, 2004.

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

Revenue Recognition:

     Most of the Company’s sales are generated under U.S. Federal government fixed-price and cost-type contracts, which require revenue recognition judgments. Revenues are primarily recognized on the percentage of completion basis. In doing so, the Company makes important judgments in estimating revenue, cost and progress towards completion. The Company has an internal process whereby it monitors contract performance and cost on a monthly basis. Each quarter, management reviews, among other items, progress against schedule, project staffing, risks and issues, subcontract management, incurred and estimated costs, and disposition of prior action items. These judgments underlie the Company’s determinations regarding overall contract value, contract profitability, and timing of revenue recognition. Revenue and cost estimates are revised periodically based on changes in circumstances. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the effect of the revision in the period in which the facts requiring the revision become known. If the estimated cost to complete exceeds the value of the contract, a reserve for estimated loss is recognized immediately. It is reasonably possible that future operating results may be affected if actual contract costs incurred differ from total contract costs currently estimated by management. Revenue under time and material contracts is based on hours incurred times approved loaded labor rates plus other costs incurred plus general and administrative expense allocated to other costs incurred. The Company has no reason to believe that cost and estimated earning in excess of billing on uncompleted contracts are not realizable.

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

Income Taxes:

     The Company currently has deferred tax assets resulting from net operating loss carryforwards, which will reduce taxable income in future periods. At June 30, 2004 and 2003, the Company did not provide a valuation allowance as it believed it was more likely than not that the remaining net deferred tax assets will be realized, principally based on forecasted taxable income. The Company’s new Pennsylvania production facility is within the Keystone Opportunity Zone. As a result, income from that facility is exempt from state and local taxes for a period of ten years.

Recently Issued Accounting Standard

     The Emerging Issues Task Force (“EITF”) reached final consensuses on Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” at its March 17-18, 2004 meeting. Issue 03-6 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The Company does not have participating securities as defined in EITF 03-6.

     In December 2003, the FASB issued Interpretation (“FIN”) No. 46-R, Consolidation of Variable Interest Entities. FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The Company does not have any variable interest entities.

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

PART II – OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On April 14, 2004, the Company acquired 100 percent of the outstanding common shares of Imaging Sensors and Systems, Inc. for $3,200,000 plus $25,000 in legal and accounting fees related to the acquisition. In the acquisition, 67,077 shares of the Company’s $.01 par value common stock, which were unregistered, were issued to the ISS shareholders. The Company believes an exemption from registration under the Securities Act of 1933, as amended, (“ the Securities Act”) was available for this transaction under Section 4(2) of the Securities Act based on the limited number of offerees and purchasers (two in each case) and the financial sophistication of the purchasers.

Item 6. Exhibits and Report on Form 8-K

Exhibits

10.5	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 of the registrant’s Registration Statement on Form S-4 filed on July 16, 2004, Registration Statement No. 333-117430).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished but not filed as an exhibit to this report of Form 10-Q.

*	Document filed herewith.

Reports on Form 8-K
A Form 8-K was filed on April 16, 2004 providing information under Item 5.
A Form 8-K was filed on May 13, 2004 providing information under Item 12.
A Form 8-K was filed on June 6, 2004 providing information under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSYTECH, INC.

August 12, 2004	By:	/s/ S. Kent Rockwell

S. Kent Rockwell
Chairman and Chief Executive Officer

August 12, 2004	By:	/s/ Donald F. Fultz

Donald F. Fultz
Vice President and Chief Financial Officer