Form 10-K
period 2004-09-30
ARGON ST, Inc.
filed 2004-12-14
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2004

   [  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File Number 000-08193

ARGON ST, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	38-1873250

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12701 Fair Lakes Circle, Suite 800, Fairfax Virginia 22033
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (703) 322-0881

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

Yes [✓]       No [  ]

     As of December 6, 2004, there were 19,392,029 shares of the registrant’s common stock, par value $.01 per share, outstanding. The aggregate market value of the voting and non-voting shares of the Common Stock held by non-affiliates on March 31, 2004, the last business day of registrant’s second quarter of fiscal 2004, was approximately $79,580,000 based on 5,127,551 shares held by non-affiliates multiplied by the closing price on that date for the registrant’s common stock on the Nasdaq National Market of $15.52 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report incorporates by reference specific portions of the registrant’s proxy statement relating to the Annual Meeting of Stockholders to be held on February 28, 2005.

ARGON ST, INC. AND SUBSIDIARIES

For the Fiscal Year Ended September 30, 2004

TABLE OF CONTENTS

PART I
1. Business	4
2. Properties	12
3. Legal Proceedings	13
4. Submission of Matters to a Vote of Security Holders	13
Supplemental Item. Executive Officers of the Registrant	13
PART II
5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
6. Selected Financial Data	15
7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
7A. Quantitative and Qualitative Disclosures About Market Risk	26
8. Financial Statements and Supplementary Data	27
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	44
9A. Controls and Procedures	45
9B. Other Information	45
PART III
10. Directors and Executive Officers of the Registrant	45
11. Executive Compensation	45
12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	46
13. Certain Relationships and Related Transactions	46
14. Principal Accountant Fees and Services	46
PART IV
15. Exhibits and Financial Statement Schedules	46
Signatures	48
Exhibits	50-54

PART I

ITEM 1. BUSINESS

Business Description.

     Argon ST, Inc. (“Argon ST” or the “Company”) is a broadly diversified provider of high performance sensor systems designed to meet the needs of defense, homeland security, intelligence, and environmental users. We develop and manufacture communications intelligence software systems and a broad line of acoustic, communications, radar, electronic warfare, infra-red and optical sensor products. Our systems and products collect and process signals and other information used in our customers’ intelligence gathering, reconnaissance and surveillance activities.

     Our primary customer is the U.S. Department of Defense. We also provide systems and products to other U.S. federal government agencies and major domestic prime contractors, as well as to foreign governments, agencies and defense contractors. Many of our products are used in national defense programs for the U.S. federal government intelligence community and approved international customers.

     With technology and production centers in five states and major corporate and development centers in the greater Washington, DC area, we are well positioned to responsively serve our U.S. and international defense and non-defense customers, as well as to provide them with ready access to our highly qualified, cleared engineering staff during the design, development, test, manufacturing, integration, and delivery phases of our contracts.

     The Company is a Delaware corporation which resulted from the merger of a wholly-owned subsidiary of Sensytech, Inc. (“Sensytech”), which was organized in 1968, and Argon Engineering Associates Inc. (“Argon Engineering”), which was organized in 1997. The acquisition was effective on September 29, 2004, and concurrently, Sensytech changed its name to Argon ST, Inc. Sensytech had been a publicly traded company since 1998, and prior to the merger, Argon Engineering was privately held. As a result of the merger, the former Argon Engineering stockholders acquired approximately 65.6% of the outstanding common stock of the Company. In connection with the merger, Terry L. Collins, the former Chairman and CEO of Argon Engineering, became the Chairman and CEO of the Company, and the Company’s board of directors was increased to ten members, with seven new members (including Mr. Collins) elected to the board, and three Sensytech directors continuing on the board.

     While Sensytech was the legal acquirer, the acquisition was accounted for as a reverse acquisition, whereby Argon Engineering was deemed to have acquired Sensytech for financial reporting purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements presented for periods prior to the acquisition date are the statements of Argon Engineering, except for stockholders’ equity which has been retroactively restated for the equivalent number of shares of the legal acquirer. The operations of the former Sensytech businesses have been included in the financial statements from the date of acquisition. Both companies had their fiscal year ending on September 30.

     The names Argon ST, Sensytech, and Argon Engineering are used throughout this document. Argon ST, also the Company, refers to the entity created by the merger of Argon Engineering and Sensytech. Argon Engineering refers to Argon Engineering Associates, Inc., which operated as a stand alone private company until the September 29, 2004 merger with Sensytech. Sensytech refers to Sensytech, Inc., which combined with its wholly owned subsidiaries made up the public entity Sensytech until the September 29, 2004 merger with Argon Engineering.

     Our headquarters are located at 12701 Fair Lakes Circle, Fairfax, VA 22033. Our website is located at http://www.argonst.com. The information contained on our website is not incorporated by reference into this Annual Report. However, investors can obtain a copy of this Annual Report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished with the SEC on our website free of charge.

Strategic Approach

     Our business objective is to profitably grow our business as a premier provider of high quality and state of the art intelligence gathering and electronic warfare technology, products, and systems. Our strategies for achieving this objective include:

•	Expanding Our Customer Base. We intend to capitalize on our long-term relationships with our customers and our reputation within the intelligence community and Department of Defense to attract new customers within those communities. We believe we have a successful performance record and demonstrated technical expertise that gives us credibility with prospective customers and enhances our ability to be successful in bidding on follow-on contracts. As our revenue base grows through internal growth as well as acquisitions, we intend to seek larger contracts, which have historically been awarded to larger suppliers.

•	Targeting High Growth Segments of the Market. We believe the projected growth in government intelligence gathering and electronic warfare technology products and services spending will offer opportunities for development and delivery of advanced technology solutions for defense and intelligence agencies. We intend to expand our product and service offerings in these areas, particularly where there is a possibility for significant long-term sales. We believe that friendly foreign governments would like to increase their capabilities in these areas, as the events of September 11, 2001, have global security implications.

•	Attracting and Retaining Highly Skilled Personnel. We intend to continue to attract, develop and retain skilled professionals to ensure we have the capabilities to fulfill our customers’ requirements. Our ideal candidates are exceptional recent college graduates and former military or civilian experts in the intelligence community and Department of Defense. We believe we can continue to retain our employees by offering competitive compensation and by providing opportunities for career growth through company-supported education programs and involvement in diverse and challenging engineering developments.

•	Leveraging Customer Funded Research and Development. Many of our products were or are being developed through funding provided by the customer in the form of research and development contracts. While these contracts tend to be relatively small, many of these contracts contain provisions for the customer to exercise multi-year options that increase the values of these programs significantly should the customer decide to go into full production. Some of our contracts can be extended or increased at the option of the customer.

•	Pursuing Strategic Acquisitions. We plan to enhance our internal growth by selectively pursuing strategic acquisitions of businesses that can cost-effectively broaden our technology expertise and our product offerings. We are primarily focused on acquiring businesses that provide value-added solutions for the intelligence community and Department of Defense, but will also consider opportunities to acquire other businesses where we can utilize our reputation and experienced management team to expand our core business areas.

Products

     The Company’s systems are found on a broad range of U.S. national and international platforms that include ships, submarines, aircraft, Unmanned Aerial Vehicles (UAV), Unmanned Underwater Vehicles (UUV), land mobile vehicles, fixed site installations, and re-locatable land sites.

     Our systems and products fall into the following categories:

     Imaging Systems. We provide state-of-the-art airborne hyper-spectral and multi-spectral collection systems supporting both a broad range of defense requirements and environmental applications that include forest fire, wildlife and water management and pollution sensing.

     Infra-Red Sensors. Our Forward Looking Infra-Red (FLIR) sensors combine our own and other sensors into compact payloads that provide high resolution visual Infrared (IR) images that can be combined with TV video, laser range finding, and radar for sensing, targeting, and perimeter security. Highly stable gimbals provide platforms for use on fixed and rotary wing aircraft, land mobile vehicles, and stationary tri-pod mountings.

     Signals Intelligence and Electronic Warfare. Our Signals Intelligence (SIGINT) and Electronic Warfare (EW) systems offer a range of product configurations to accommodate virtually every platform type in use by the military. Our Commercial Off the Shelf (COTS) product line is currently in use in significant quantities by US and UK Navies in a wide range of new construction and existing surface ship, submarine, land mobile, and aircraft applications.

     Ship Protection and Communications. Our recently opened production and engineering centers in Pennsylvania presently focus on the delivery of shipboard system for the AN/SRQ-4 LAMPS MK III communications system and the AN/SLQ-25A Surface Ship Torpedo Defense system which is an acoustic protection systems used on US and international surface ships.

     Argon ST’s product lines are in continual development and improvement to remain current with improved technology and emerging customer requirements. Individual system implementations vary in size and complexity, but typical systems consist of one to several racks of equipment and provide support for one to three operators. Several configurations of Argon ST’s products have been delivered or are currently under contract to be delivered, including installations on submarines and navy surface ships, and different variations of airborne, land mobile, and fixed site systems.

     In addition to the procurement, integration, test and delivery of systems, Argon ST provides full-service support for its systems world-wide.

Customers

     Our products are currently sold primarily for the ultimate use of either the U.S. government or certain approved allied governments. As a result, most of our contracts are either directly with the U.S. government or a prime contractor whose contact is direct with a government.

     The following table identifies the sources of revenues earned by Argon Engineering. As shown, our revenue is dominated by our work with the United States Navy:

	Years Ended September 30,
	2004	2003	2002
United States Navy	77%	68%	75%
Other U.S. Government Agencies	11%	26%	19%
Foreign	12%	6%	6%

Contracts

     Most of Argon ST’s business is conducted under contracts related to U.S. government security requirements. Argon ST’s contracts with U.S. government agencies can be categorized in several ways.

Sole source contracts. The U.S. government awards sole-source contracts when it determines that a single contractor has an expertise or technology that is superior to that of competing contractors. Potential suppliers compete informally for sole-source contracts through research and development investment and marketing efforts. This competition requires a contractor to identify the government’s requirements early and demonstrate a distinguishing expertise or technology promptly after the government has identified a requirement. Sole-source contracts are awarded without a formal competition.

Competitive bid contracts. Competitive-bid contracts are awarded based on proposal evaluation criteria established by the procuring agency. Interested contractors prepare a bid and proposal in response to the agency’s request. A bid and proposal is usually prepared in a short time period in response to a deadline, and requires the extensive involvement of numerous technical and administrative personnel. Competitive-bid contracts are awarded after a formal bid and proposal competition among suppliers.

     Argon Engineering’s revenues for the periods shown, under contracts awarded on a sole-source and contracts awarded on a competitive basis, were:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2004	2003	2002
Sole Source Contracts	55%	48%	62%
Competitive Contracts	45%	52%	38%

Government Contracts

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

     Our U.S. federal government contracts include fixed-price contracts, cost reimbursable contracts, including, cost-plus-fixed-fee, cost-plus-award fee, and cost-plus-incentive fee, and time and material contracts.

•	Fixed-price. These contracts are not subject to adjustment by reason of costs incurred in the performance of the contract. With this type of contract, we assume the risk that we will be able to perform at a cost below the fixed-price, except for costs incurred because of contract changes ordered by the customer.

•	Cost reimbursable.

•	Cost-plus-fixed-fee contracts are cost reimbursable contracts that provide for payment to us of a negotiated fee that is fixed at the inception of the contract. This fixed fee does not vary with actual cost of the contract, but may be adjusted as a result of changes in the work to be performed under the contract. This contract poses less risk than a fixed price contract, but our ability to win future contracts from the procuring agency may be adversely affected if we fail to perform within the maximum cost set forth in the contract.

•	A cost-plus-award-fee contract is a cost reimbursable contract that provides for a fee consisting of a base amount (which may be zero) fixed at inception of the contract and an award amount, based upon the government’s satisfaction with our performance under the contract. With this type of contract, we assume the risk that we may not be awarded the award fee, or only a portion of it, if we do not perform satisfactorily.

•	A cost-plus-incentive-fee contract is a cost reimbursable contract that provides for an initially negotiated fee to be adjusted later by a formula based on the relationship of total allowable costs to total target costs. As is the case with all cost reimbursable contracts, we assume the risk that, if our costs are not allowable under the terms of the contract or applicable regulations, we may not be able to recover these costs.

•	Time-and-Materials. These contracts require us to deliver services on the basis of direct labor hours at specified fixed hourly rates that include all our direct and indirect costs, such as wages, overhead, general and administrative expenses, and profit, and other materials at cost. With respect to these contracts, we assume the risk that we will be able to perform these contracts at these negotiated hourly rates.

     Argon Engineering’s revenues for the periods shown by contract type were:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2004	2003	2002
Cost reimbursable Contracts	19%	51%	50%
Firm Fixed Price Contracts	71%	46%	49%
Time and Materials Contracts	10%	3%	1%

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

     As a government contractor, we are subject to government audits, inquiries and investigations. We have experienced minimal audit adjustments in the past. The Defense Contract Audit Agency has completed its audit of our contracts through the fiscal year ended September 30, 2001. We are still subject to adjustment on our performance during subsequent years.

     We believe that markets in which we participate will continue to be important in future years, as the military branches and intelligence agencies continue to rely upon technological advances for defense and intelligence purposes. We cannot assure you, however, that federal appropriations will continue to exist at their current levels or that our products will be utilized in the future.

Backlog

     Our backlog consists of the following as of September 30:

	2004	2003	2002
Funded	$222,222,000	$146,418,000	$81,533,000
Unfunded	6,597,000	10,652,000	15,266,000

Total	$228,819,000	$157,070,000	$96,799,000

     Argon ST defines backlog as the funded and unfunded amount provided in its contracts, less previously recognized revenue. Contract options are estimated separately and not included in backlog. Backlog does not include the value of contract where the customer has given permission to begin or continue working, but where a formal contract or contract extension has not yet been signed. Backlog as of September 30, 2004 includes backlog acquired from Sensytech of $30,715,000. For fiscal years 2003 and 2002 backlog refelcts only Argon Engineering backlog.

     Argon ST’s funded backlog does not include the full value of its contracts, because Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years.

     From time to time, Argon ST will exclude from backlog portions of contract values of very long or complex contracts where Argon ST judges revenue could be jeopardized by a change in government policy. Because of possible future changes in delivery schedules and cancellations of orders, backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and actual sales for the year may not meet or exceed the backlog represented. Argon ST may experience significant contract cancellations that were previously booked and included in backlog.

Research and Development

     Argon ST conducts substantial research and development using both government and company funds. During its early years, Argon Engineering used mostly internal investments to broaden the capabilities of its product line, as customer-sponsored research was not sufficient to fund these activities. During this period, Argon ST made focused research and development investments in areas the company deemed critical to its product line development, and used these activities to gain competitive advantage in future programs.

     Argon ST’s current customers are now investing in new capabilities required to keep systems current with modern threats. As a result, Argon ST’s internal investments have shifted to examinations of future technologies and to products of interest to potentially new customers.

     Argon ST believes that its continued success depends, in a large part, on our ability to develop new technology and apply new technology developed by others to solve the problems of its customers. Total research and development expenditures incurred by Argon Engineering consist of the following for the years ended September 30:

	2004	2003	2002
Internal research and development	$1,301,000	$2,187,000	$3,015,000
Customer-funded development	26,730,000	47,005,000	24,471,000

Total	$28,031,000	$49,192,000	$27,486,000

Competition

     Argon ST’s market is highly competitive and is served by companies of varying size and capability. Large prime contractors who develop general-purpose signals reconnaissance systems include Boeing, British Aerospace, General Dynamics, Harris Corporation, L-3 Communications, Lockheed Martin, Northrop Grumman, and Raytheon. Medium size firms in this market include Applied Signal Technologies, DRS, EDO, and Southwest Research Institute. Any of these firms is capable of committing large sums to duplicate Argon ST’s efforts and to erode its competitiveness. These competitors can also choose to subsidize their actual cost from other resources to achieve a more favorable market position and receive new contract awards.

     The competition for competitive-bid contracts differs from the competition for sole-source contracts. Companies competing for competitive-bid contracts prepare bids and proposals in response to either commercial or government requests and typically compete on price. Potential suppliers compete informally for sole-source contracts through research and development investment and marketing efforts. The principal factors of competition for sole-source contracts include investments in research and development, the ability to respond promptly to government needs, product price relative to performance, quality, and customer support. Argon ST believes that it competes effectively with respect to each of the factors upon which competitive and sole-source contracts are awarded.

Environmental

     Argon ST has incurred no material costs in the past two years related to environmental issues.

Employees

     We are a ‘people’ company whose success is solidly dependent on the skills and dedication of our associates. Our staff is a mix of experienced veterans and recent college graduates, who combine the vitality of new ideas and the latest technical skills with experience to meet the tremendous challenges posed to a sensor company in the rapidly changing security environment that faces the U.S. and its allies today. Many of our employees hold security clearances and we are well supported with the appropriate cleared facilities and support equipment for the range of classified programs on which we perform.

     As of September 30, 2004, Argon ST had 601 employees. Argon ST’s business requires that a large number of its technical employees obtain security clearances from the U.S. government, which limits the available pool of eligible candidates for such positions to those who can satisfy the prerequisites to obtaining these clearances. Approximately 83% of Argon ST’s staff has security clearances. Argon ST’s success is dependent on attracting, retaining, and motivating qualified key management and technical personnel, the loss of whom could adversely affect Argon ST’s business materially. This must be accomplished in the Washington, DC and Northern Virginia labor markets where there is substantial demand for cleared engineering and support staff.

Business Risks

     Our future performance is subject to a variety of risks. If any of the following risks actually occurs, our business could be harmed and the trading price of our common stock could decline. In addition to the following disclosures, please refer to the other information contained in this report, including the historical consolidated financial statements and related notes.

Argon ST’s future success will depend in part on its ability to meet the changing needs of its customers.

     Virtually all of the products produced and sold by Argon ST are highly engineered and require sophisticated design, software implementation and system integration techniques and capabilities. The product and program needs of Argon ST’s government customers regularly change and evolve. There is no assurance that Argon ST will continuously have at its disposal the engineering, technical and manufacturing capabilities necessary to meet these evolving needs.

Argon ST faces competition from other firms, many of which have substantially greater resources.

     Argon ST operates in highly competitive markets and generally encounters intense competition to win contracts. Argon ST competes with many other firms, ranging from small specialized firms to large diversified firms, many of which have substantially greater financial, management and marketing resources than Argon ST. Argon ST’s competitors may be able to provide customers with different or greater capabilities or benefits than Argon ST can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel. Argon ST’s failure to compete effectively with respect to any of these or other factors could have a material adverse effect on its business, prospects, financial condition or operating results. In addition, Argon ST’s competitors also have established or may establish relationships among themselves or with third parties to increase their ability to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge.

Argon ST may be liable for systems and service failures.

     Argon ST creates, implements and maintains communications, information technology and technical services solutions that are often critical to its customers’ operations, including the operations of government defense and intelligence agencies and their personnel. Argon ST has experienced and may in the future experience some systems and service failures, schedule or delivery delays and other problems in connection with its work. If Argon ST’s solutions, services, products or other applications have significant defects or errors, are subject to delivery delays or fail to meet customers’ expectations, Argon ST may:

•	lose revenues due to adverse customer reaction;

•	be required to provide additional services to a customer at no charge;

•	receive negative publicity, which could damage its reputation and adversely affect its ability to attract or retain customers; or

•	suffer claims for substantial damages.

     In addition to any costs resulting from product warranties, contract performance or required corrective action, these failures may result in increased costs or loss of revenues if they result in customers postponing subsequently scheduled work or canceling or failing to renew contracts.

     While many of Argon ST’s contracts with the federal government limit Argon ST’s liability for damages that may arise from negligence in rendering services to customers, Argon ST cannot be sure that these contractual provisions will protect it from liability for damages if Argon ST is sued. Furthermore, Argon ST’s errors and omissions and product liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. The successful assertion of any large claim against Argon ST could seriously harm Argon ST’s business. Even if not successful, these claims could result in significant legal and other costs and may be a distraction to Argon ST’s management. In certain new business areas, including in the area of homeland security, Argon ST may not be able to obtain sufficient indemnification or insurance and may decide not to accept or solicit business in these areas.

Developing new technologies entails significant risks and uncertainties that may not be covered by indemnity or insurance.

     Argon ST is exposed to liabilities that are unique to the products and services it provides. A significant portion of Argon ST’s business relates to designing, developing and manufacturing advanced communications and technology systems and products used in military defense and intelligence systems and products. New technologies may be untested or unproven. In addition, from time to time, Argon ST has employees deployed on-site at active military installations or locations. Although indemnification by the U.S. government may be available in some instances for Argon ST’s defense businesses, U.S. government indemnification may not be available to cover potential claims or liabilities resulting from a failure of technologies developed and deployed.

     Substantial claims resulting from an accident in excess of U.S. government indemnity and Argon ST’s insurance coverage could harm Argon ST’s financial condition and operating results. Moreover, any accident or incident for which Argon ST is liable, even if fully insured, could negatively affect Argon ST’s reputation among its customers and the public, thereby making it more difficult for Argon ST to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.

Argon ST’s employees or subcontractors may engage in misconduct or other improper activities.

     Argon ST is exposed to the risk that employee fraud or other misconduct could occur. In addition, from time to time Argon ST enters into arrangements with subcontractors to bid on and execute particular contracts or programs and Argon ST is exposed to the risk that fraud or other misconduct or improper activities by such persons may occur. Misconduct by employees or subcontractors could include intentional failures to comply with federal laws, federal government procurement regulations or the terms of contracts that Argon ST receives and failing to disclose unauthorized or unsuccessful activities to Argon ST, which could lead to civil, criminal, and/or administrative penalties (including fines, imprisonment, suspension and/or debarment from performing federal government contracts) and reputational harm. Misconduct by Argon ST’s employees or subcontractors could also involve the improper collection, handling or use of Argon ST’s customers’ sensitive or classified information, which could result in regulatory sanctions and serious harm to Argon ST’s reputation. It is not always possible to deter misconduct by employees or subcontractors. The precautions Argon ST takes to prevent and detect such activity may not be effective in controlling unknown or unmanaged risks or losses and such misconduct by employees or subcontractors could result in serious civil or criminal penalties or sanctions or reputational harm.

Security breaches by Argon ST could adversely affect its business.

     Many of the programs Argon ST supports and systems Argon ST develops, installs and maintains involve managing and protecting information involved in intelligence, national security and other classified government functions. A security breach by Argon ST or its employees in the course of its development, production or service activities could cause serious harm to Argon ST’s business, damage its reputation and prevent Argon ST from being eligible for further work on critical classified systems for federal government customers. Losses that Argon ST could incur from such a security breach could exceed the policy limits that Argon ST has for errors and omissions or product liability insurance.

Argon ST’s business is dependent upon obtaining and maintaining required security clearances.

     Many of Argon ST’s federal government contracts require Argon ST’s employees to maintain various levels of security clearances, and Argon ST is required to maintain certain facility security clearances complying with Department of Defense requirements. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If Argon ST’s employees are unable to obtain or retain security clearances in a timely manner, or at all, or if Argon ST’s employees who hold security clearances terminate employment with Argon ST, the customer whose work requires cleared employees could terminate the contract or decide not to renew it upon its expiration. In addition, Argon ST expects that many of the contracts on which Argon ST will bid will require Argon ST to demonstrate its ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. To the extent Argon ST is not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, Argon ST may not be able to bid on or win new contracts, or effectively rebid on expiring contracts.

Argon ST’s quarterly operating results may vary widely.

     Argon ST’s quarterly revenues and operating results may fluctuate significantly in the future. A number of factors cause Argon ST’s revenues, cash flow and operating results to vary from quarter to quarter, including:

•	Fluctuations in revenues earned on fixed-price contracts and contracts with a performance-based fee structure;

•	commencement, completion or termination of contracts during any particular quarter;

•	variable purchasing patterns under government GSA schedule contracts, blanket purchase agreements and indefinite delivery, indefinite quantity contracts;

•	changes in Presidential administrations and senior federal government officials that affect the timing of technology procurement;

•	changes in policy or budgetary measures that adversely affect government contracts in general; and

•	increased purchase requests from customers for equipment and materials in connection with the federal government’s fiscal year end, which may affect Argon ST’s fourth quarter operating results.

     Changes in the volume of services provided under existing contracts and the number of contracts commenced, completed or terminated during any quarter may cause significant variations in Argon ST’s cash flow from operations because a relatively large amount of Argon ST’s expenses are fixed. Argon ST incurs significant operating expenses during the start-up and early stages of large contracts and typically does not receive corresponding payments in that same quarter. Argon ST may also incur significant or unanticipated expenses when contracts expire or are terminated or are not renewed. In addition, payments due to Argon ST from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain Congressional and Presidential administration approval in a timely manner.

ITEM 2. PROPERTIES

     Argon ST conducts a major portion of its operations at its headquarters located at 12701 Fair Lakes Circle, Fairfax, VA 22033. This is a 10 story building in a mixed use office park that includes commercial, residential, and retail properties. Argon ST’s leased space encompasses 153,000 square feet of the 253,000 square feet available in the building. This space includes appropriately constructed office, laboratory and meeting areas suitable for Argon ST’s classified and unclassified government work. The lease extends until March 2009 and has two 5-year options.

     Argon ST believes that our leased facilities are suitable for the operations we have in each of them. Each facility is well maintained and capable of supporting higher levels of revenue. The table below sets forth certain information about our principal facilities.

	Estimated
Address	Square Feet	Lease Term	Description	Principal Activity
12701 Fair Lakes Circle Fair Lakes, VA 22033	153,000	Leased, Expiration Date: 5/31/2009	Multifloor tenant in ten-story office building.	Engineering/ Administration

8419 Terminal Road Newington, VA 22122	67,220	Leased, Expiration Date: 6/30/2014	Two 1-story and one partial 2-story adjacent block buildings. Buildings are in an industrial park.	Engineering/ Manufacturing/ Administration

30 Parkland Plaza Ann Arbor, MI 48103	12,419	Leased, Expiration Date: 11/30/2008	One-story facility in a research park.	Engineering/ Manufacturing/ Administration

3883 Via Pescador Suite D Camarillo, CA 93012	5,318	Leased, Expiration Date: 1/31/2007	One-story facility in an industrial park.	Engineering/ Manufacturing/ Administration

925 South Semoran Blvd Winter Park, FL.	6,620	Leased, Expiration Date: 12/31/2004	One-story facility.	Engineering/ Manufacturing

90 Laurel View Drive Smithfield, PA	60,000	Leased, Expiration Date: 9/15/2013	One-story facility.	Engineering/ Manufacturing/ Administration

1386-1390 Connellsville Rd North Union Township, PA	40,000	Leased, Expiration Date: 4/1/2014	One-story facility.	Engineering/ Manufacturing

ITEM 3. LEGAL PROCEEDINGS

     While Argon ST is not party to any pending legal proceeding, which, in the opinion of management, is material to the Company’s business or financial condition, it is subject to litigation, from time to time, in the ordinary course of business including, but not limited to, allegations of wrongful termination or discrimination or governmental agency investigations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Sensytech held a special meeting of its stockholders on September 28, 2004. At the special meeting, stockholders were asked to consider and vote upon the following proposals:

(a)	To consider and vote upon a proposal to approve the issuance of approximately 14,340,700 shares of Company common stock to Argon Engineering stockholders pursuant to the Agreement and Plan of Merger, dated as of June 7, 2004, by and between the Sensytech and Argon Engineering;

(b)	To consider and vote upon a proposal to approve and adopt an amendment to the Company’s certificate of incorporation to increase the total number of authorized shares of the Company’s capital stock from 25 million to 100 million shares, consisting of 90 million shares of common stock and 10 million shares of preferred stock; and

(c)	To consider and vote upon a proposal to approve and adopt an amendment to the Company’s certificate of incorporation to change the name of the Company to ARGON ST, Inc.

     The following are the results of the votes at the special meeting:

	Number of Votes	Number of Votes	Abstentions and
Item	In Favor	Against	Broker Non-Votes
(1)	3,896,743	8,624	6,640
(2)	3,055,076	846,330	10,601
(3)	3,877,161	25,778	9,068

     Proposals (1) and (3) were approved by stockholders. Proposal (2) did not receive the requisite number of votes for approval.

     As a result of stockholder approval of Proposal (1) and the subsequent consummation of the merger transaction with Argon Engineering, the following persons were appointed as directors of the Company as of September 29, 2004: Terry L. Collins, Victor F. Sellier, Thomas E. Murdock, Delores M. Etter, David C. Karlgaard, Peter A. Marino and Robert McCashin. Upon the closing of the merger, each of S. Kent Rockwell, John Irvin and Lloyd A. Semple continued as directors, and each of Charles W. Bernard, S.R. Perrino, Phillip H. Power and John D. Sanders resigned as directors.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the Executive Officers of the Registrant, including their names, ages and offices held, as of December 6, 2004.

Name	Age	Position with Registrant
Terry L. Collins, Ph.D.	59	Chairman and Chief Executive Officer

S. Kent Rockwell	60	Vice Chairman and Vice President, Corporate Development

Victor F. Sellier	55	Vice President, Business Operations

Thomas E. Murdock	62	Vice President, Strategic Planning

Donald F. Fultz	51	Chief Financial Officer

Kerry M. Rowe	45	Vice President, Reconnaissance Systems

W. Joseph Carlin	41	Vice President, Information Operations Systems

Robert S. Tamaru	49	Vice President, Surveillance Systems

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company’s common stock has traded on the Nasdaq National Market under the symbol “STST” since November 20, 2002. Before that time, it was traded on the Nasdaq SmallCap Market.

     The following table sets forth the range of high and low actual sales prices of common stock for the periods indicated.

	High	Low
Fiscal 2004
Fourth Quarter	29.43	18.80
Third Quarter	24.97	15.52
Second Quarter	15.87	13.45
First Quarter	17.27	11.91
Fiscal 2003
Fourth Quarter	20.45	13.25
Third Quarter	14.74	9.52
Second Quarter	12.43	9.11
First Quarter	12.02	6.93

     There were 266 registered holders of our common stock on December 6, 2004. On December 6, 2004, the closing sale price of our common stock on the NASDAQ National Market was $31.26 per share.

Dividend Policy

     Sensytech has never paid cash dividends on its common stock. During the fiscal years ended September 30, 2004 and 2003, prior to the merger with Sensytech, Argon Engineering paid dividends to its stockholders of $7,851,000 and $2,462,000, respectively.

     For the foreseeable future, we intend to retain earnings to reinvest for future operations and growth of our business and do not anticipate paying any cash dividends on our common stock. However our board of directors, in its discretion, may decide to declare a dividend at an appropriate time in the future. A decision to pay a dividend would depend, among other factors, upon our results of operations, financial condition and cash requirements and the terms of our credit facility and other financing agreements at the time such a payment is considered.

Equity Compensation Plan Information

     Set forth below is information as of September 30, 2004 regarding the Company’s equity compensation plans.

	Number of securities	Weighted average
	to be issued upon	exercise price of
	exercise of	outstanding	Number of securities
	outstanding options,	options, warrants	remaining available
Plan category	warrants and rights	and rights	for future issuance
	(a)	(b)	( c)
Equity compensation plans approved by security holders	779,100	$12.505	453,766
Equity compensation plans not approved by security holders (1)	1,639,497	$6.256	—
Total	2,418,597	$8.270	453,766

(1)	Consists entirely of shares of common stock issuable upon exercise of options under the Argon Engineering Associates, Inc. Stock Plan. There will be no further options granted under this plan.

     The Argon Engineering Associates, Inc. Stock Plan (the “Plan”) provides for the for the issuance of incentive and non-statutory stock options and restricted stock to eligible employees of Argon Engineering and its affiliates. As a result of the merger with the Company, each outstanding option to purchase Argon Engineering common stock under the Plan was converted into an option to purchase Company common stock, with the number of shares able to be purchased and the exercise price adjusted in accordance with the merger exchange ratio. No acceleration of vesting of options under the Plan occurred in connection with the merger. As a result of the merger, the Plan covers 6,240,000 shares of Company common stock; however, the Plan has been frozen as of September 29, 2004 and no additional awards will be granted under the Plan subsequent to that date. The only participants in the Plan are those employees who received awards prior to September 29, 2004.

     The Plan is administered by a compensation committee of the Argon Engineering board of directors, or, in the absence of such a committee, the full board of directors (the “Administrator”). The Administrator determines the exercise price of each option at the time of grant; provided that the exercise price of incentive stock options must be not less than 100% of the fair market value of the underlying common stock on the grant date, and the exercise price of options granted to a person holding more than 10% of Argon Engineering’s common stock must not be less than 110% of such fair market value. The maximum term of the options under the Plan is ten years; provided that the maximum term for options granted to greater than 10% holders is five years. Individual option agreements specify vesting terms and/or the dates upon which the option will be exercisable. Payment upon exercise of options may be made either in cash or by the surrender of shares of Company common stock.

     If a grantee’s employment terminates for any reason other than death, disability or retirement, the grantee may not exercise the option following the date of termination. Upon a termination due to death or permanent disability, unless otherwise provided in the award agreement, the option will become 100% vested and exercisable within six months of termination. Upon a grantee’s retirement, unless otherwise provided in the award agreement, the option will become 100% vested and may be exercised immediately prior and on the date of retirement, but no later. Options granted under the Plan are not transferable, other than by will or the laws of descent and distribution.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth the selected statement of earnings data and balance sheet data for each of the periods indicated. The selected financial data for the years ended September 30, 2004, 2003, 2002, 2001 and 2000 are derived from our audited consolidated financial statements and related notes, except for 2000 which is unaudited.

     The selected financial data presented below should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

     On September 29, 2004, a wholly-owned subsidiary of Sensytech merged with and into Argon Engineering. While Sensytech was the legal acquirer, the acquisition was accounted for as a reverse acquisition, whereby Argon Engineering was deemed to have acquired Sensytech for financial reporting purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements presented for periods prior to the acquisition date are the statements of Argon Engineering except for stockholders’ equity which has been retroactively restated for the equivalent number of shares of the legal acquirer. The operations of the former Sensytech businesses have been included in the financial statements from the date of acquisition. Please refer to Note 2 of the consolidated financial statements included in this report.

     The selected financial data, other than September 30, 2004 balance sheet and backlog information, reflect the results from operations of Argon Engineering and includes only the results from operations of Sensytech Inc. from September 29, 2004, (one day) the date of the merger.

	Years Ended September 30
	2004	2003	2002	2001	2000
					(unaudited)
	(In thousands, except per share data)
Contract revenues	$129,184	$79,349	$61,759	$41,396	$19,103
Cost of revenues	107,307	65,271	51,034	35,169	16,397

Gross Margin	21,877	14,078	10,725	6,227	2,706
General and Administrative Expenses	5,905	5,844	5,181	3,101	964

Income from operations	15,972	8,234	5,544	3,126	1,742
Interest income, net	154	31	62	42	102

Income before income taxes	16,126	8,265	5,606	3,168	1,844
Provision for income taxes	(6,177)	(2,696)	(2,021)	(1,139)	(702)

Net income	$9,949	$5,569	$3,585	$2,029	$1,142

Earnings per share
Basic	$0.81	$0.47	$0.32	$0.21	$0.12

Diluted	$0.74	$0.44	$0.29	$0.16	$0.10

	Years Ended September 30
	2004	2003	2002	2001	2000
					(unaudited)
	(In thousands)
Balance sheet data
Cash and cash equivalents	$29,732	$4,100	$5,231	$4,215	$1,505
Total assets	$221,741	$23,736	$20,090	$15,163	$5,641
Total debt	$282	$34	$172	$309	$447
Stockholder’s Equity	$160,925	$11,010	$7,944	$4,323	$2,352
Other data
Backlog (unaudited)	$228,819	$157,070	$96,799	$76,380	$25,134
Dividends	$7,851	$2,462	$—	$—	$—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” under Item 1 – Business, “ beginning on page 4.

Forward-looking Statements

     Statements in this filing which are not historical facts are forward-looking statements under the provision of the Private Securities Litigation Reform Act of 1955. All forward-looking statements involve risks and uncertainties. These statements are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions or results may materially differ from the anticipated events, transactions or results described in such statements. The Company’s ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties including those set forth in “Business Risks” under Item 1 – Business, beginning on page 4. In addition to those risk specifically mentioned in this report, such risks and uncertainties include, but are not limited to, the existence of demand for, and acceptance of the Company’s products and services, regulatory approvals, export approvals, economic conditions both domestically and internationally, the impact of competition and pricing, results of financing efforts and other factors affecting the Company’s business that are beyond the Company’s control. All of the forward-looking statements should be considered in light of these factors. You should not put undue reliance on any forward-looking statements. The Company undertakes no obligation to update these forward-looking statements to reflect new information, future events or otherwise, except as provided by law.

Overview

General

     Argon ST provides advanced software intensive systems that are used in intelligence collection, surveillance, reconnaissance activities, threat warning and monitoring, simulation, and force protection and communication. The systems are primarily for the United States government and select international customers. The systems run on commercial off-the-shelf (COTS) hardware or special purchase hardware designed and manufactured to our specification or the specifications of our customers. Recently, Argon ST has begun to use the technology developed for these systems in other applications, such as software radios, high accuracy targeting, counter-terrorism, and wideband transmission.

Basis of Discussion/Acquisition

     On September 29, 2004, a wholly-owned subsidiary of Sensytech merged with and into Argon Engineering in an acquisition whereby each outstanding share of Argon Engineering common stock was converted into two shares of Sensytech common stock. As a result of the merger, the former Argon Engineering stockholders acquired approximately 65.6% of the issued and outstanding shares of Sensytech common stock. As part of the overall transaction, Sensytech changed its name to ARGON ST, Inc. While Sensytech was the legal acquirer, the acquisition was accounted for as a reverse acquisition, whereby Argon Engineering was deemed to have acquired Sensytech for financial reporting purposes.

     Management’s discussion and analysis addresses the Company’s historical results of operations and financial condition as shown in its consolidated financial statements for the fiscal years ended September 30, 2004, 2003 and 2002. Consistent with the reverse acquisition accounting treatment applied to the merger, the historical financial statements of the Company presented in this Form 10-K for periods prior to the acquisition date are the statements of Argon Engineering (except for stockholders’ equity which has been retroactively restated for the equivalent number of shares of the Company as the legal acquirer). Therefore, the consolidated historical financial statements included in this Form 10-K differ from the consolidated historical financial statements of the Company as previously reported. The operations of the former Sensytech businesses have been included in the financial statements only from September 29, 2004, the date of acquisition. Both companies had their fiscal year ending on September 30.

Segments

     Argon Engineering historically operated in a single business segment. Prior to the merger, Sensytech operated in two business segments. The results of operations included in this report are those related to Argon Engineering’s single business segment. Management is currently reviewing its business operations and intends to report results of operations for business segments in the first quarter of fiscal year 2005. During that time, management will also allocate the goodwill arising from the merger to its reporting segments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”.

Revenues

     Argon ST’s revenues are primarily generated from the design, development, installation and support of complex sensor systems under contracts primarily with the U.S. Government and major domestic prime contractors, as well as with foreign governments, agencies and defense contractors.

     Argon ST’s contracts can be divided into three major types: cost reimbursable contracts, fixed price and time and material contracts. Cost reimbursable contracts are primarily used for system design and development activities involving considerable risks to the contractor, including risks related to cost estimates on complex systems, performance risks associated with real time signal processing, embedded software, high performance hardware, and requirements that are not fully understood by the customer or the company, risks associated with the development of technology that has never been used, and interface risks with other systems that are in development or are obsolete without adequate documentation. Fees under these contracts are usually fixed at the time of negotiation; however, in some cases the fee is an incentive or award fee based on cost, schedule, and performance or a combination of those factors. Although the government customer assumes the cost risk on these contracts, the contractor is not allowed to exceed the cost ceiling on the contract without the approval of the customer. Time and material contracts are based on hours worked, multiplied by approved labor rates, plus other costs incurred and allocated.

     Firm fixed price contracts are typically used for the production of systems. Development activities similar to activities performed under previous contacts are also usually covered by fixed price contracts, due to the low risk involved. In these contracts, cost risks are borne entirely by the contractor. Some fixed price contracts include an award fee or an incentive fee as well as the negotiated profit. Most foreign customers, and some U.S. customers, use fixed price contracts for design and development work even when the work is considered high risk.

     The following table represents Argon Engineering’s revenue concentration by contract type for the periods indicated:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
Contract Type	2004	2003	2002
Cost Reimbursable Contracts	19%	51%	50%
Firm Fixed Price Contracts	71%	46%	49%
Time and Material Contracts	10%	3%	1%

     All of Argon ST’s products are currently sold for the ultimate use of either the U.S. government agencies or certain approved allied governments. Although our work is concentrated in the Navy, we have contracts from multiple commands and organizations within the Navy. The table below identifies Argon Engineering’s revenue concentration from major customers:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
Contract Type	2004	2003	2002
United States Navy	77%	68%	75%
Other	23%	32%	25%

     Argon Engineering experienced significant revenue growth in fiscal year 2004 as compared to fiscal year 2003 as it increased production of systems under fixed price contracts following development completion under fixed price and cost reimbursable contracts. Generally, the Company experiences revenue growth when systems move from the development stage to the production stage due to increases in sales volumes from production of multiple systems. Argon ST’s current production work has been derived from programs for which the Company has performed the initial development work. These programs are next generation systems replacing existing, obsolete systems that were developed by other companies. Argon ST was able to displace these companies primarily on the basis of technological capability. Argon ST believes that the current state of world affairs and the U.S. government’s emphasis on protecting U.S. citizens will cause funding of these programs to continue.

Backlog

     Argon ST defines backlog as the funded and unfunded amount provided in our contracts less previously recognized revenue and excludes all unexercised options on contracts. Some contracts where work has been authorized carry a funding ceiling that does not allow Argon ST to continue work on the contract once the customer obligations have reached the funding ceiling. In such cases, the Company is required to stop work until additional funding is added to the contract. Argon ST’s experience in this case is very rare and therefore it generally carries the entire amount that the customer intends to execute as backlog when it is confident that the customer has access to the required funding for the contract.

     In general, most of Argon ST’s backlog results in sales in subsequent fiscal years, as the Company maintains no or very minimal inventory and therefore the lead time on ordering and receiving material and increasing staff to execute programs has a lag time of several months from the receipt of order.

     Backlog at the end of fiscal year 2004 was approximately $228,819,000 representing a 45.7% increase over the backlog of approximately $157,070,000 at the end of fiscal year 2003. The backlog amount at the end of fiscal year 2004 includes backlog of the acquired Sensytech business of $30,715,000. Backlog increased during fiscal year 2004 and 2003 primarily due to customers exercising production options on existing contracts, new production contracts, and new program wins. These contracts and exercised options will require two years or more in order to complete the delivery of the required systems.

     As of September 30, 2004, approximately 16% of Argon ST’s backlog represented work that is planned after September 2006 and through 2009. Additionally, Argon ST has fixed price options on contracts exercisable unilaterally by the government from fiscal year 2006 through fiscal year 2008 representing approximately $150 million in potential revenue. These backlog amounts include the backlog of the acquired Sensytech business.

Cost of Revenues

     Cost of revenues consist of direct costs incurred on contracts such as labor, materials, travel, subcontracts and other direct costs and indirect costs associated with overhead expenses such as facilities, fringe benefits and other costs that are not directly related to the execution of a specific contract. Argon ST plans indirect costs on an annual basis and on cost reimbursable contracts receives government approval to bill those costs as a percentage of Argon ST’s direct labor, other direct costs and direct materials as the Company executes its contracts. The government approves the planned indirect rates as provisional billing rates near the beginning of each fiscal year. Provisional billing rates have increased slightly at the beginning of each of the last two years as increased government regulation has caused Argon ST to incur additional expenses.

General and Administrative Expenses

     Argon ST’s general and administrative expenses include administrative salaries, costs related to proposal activities, internally funded research and development, and other administrative costs.

Interest Income, net

     Net interest income is derived solely from interest earned on cash reserves maintained in short term bank accounts and are therefore subject to short-term interest rates that have minimal risk. Interest rates were lower in fiscal year 2004 and fiscal year 2003 than in fiscal year 2002, but Argon ST’s cash reserves increased due to operating income, partially mitigating the effect of lower interest rates.

     Net interest income for fiscal year 2004 was approximately $154,000 as compared to approximately $31,000 for fiscal year 2003, and was $62,000 for fiscal year 2002.

Income Taxes

     Provision for income tax for fiscal year 2004 was approximately $6,177,000 as compared to approximately $2,696,000 for the fiscal year 2003. Income tax expense was $2,021,000 for fiscal year 2002. The effective tax rate for fiscal year 2004 was 38.3% compared to 32.6% for fiscal year 2003. The effective tax rate was 36.1% for fiscal year 2002. The fiscal year 2004 effective tax rate was higher than the 2003 effective tax rate because the effect of the research and development tax credit decrease from 4.1% of net income in 2003 to 1.9% of net income in 2004.

Research and Development

     Argon ST conducts internally funded research and development into complex signal processing, system and software architectures, and other technologies that are important to continued advancement of its systems and are of interest to its current and prospective customers. In fiscal years 2004, 2003 and 2002, internal research and development expenditures were $1,301,000, $2,187,000 and $3,015,000, representing 1.0%, 2.8% and 4.9% of revenues, respectively. The variance from year to year in internal research and development is caused by the status of the Company’s product cycles and the level of complimentary government funded research and development.

     Internal research and development is a small portion of Argon ST’s overall research and development, as government funded research and development constitutes the majority of the company’s activities in this area. Most of Argon ST’s cost type contracts are research and development contracts, and historically less than 33% of Argon ST’s fixed price contract work has been of a research and development nature.

Critical Accounting Practices and Estimates

General

     Argon ST’s discussion and analysis of its financial condition and results of operations are based upon its financial statements. These financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. Argon ST believes that the estimates, assumptions, and judgments involved in the accounting practices described below have the greatest potential impact on Argon ST’s financial statements and, therefore, consider these to be critical accounting practices.

Revenue and Cost Recognition

     The majority of Argon ST’s contracts, which are with the U.S. government, are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts. These contracts are transacted using written contractual arrangements, most of which require Argon ST to design, develop, manufacture and/or modify complex products and systems, and perform related services according to specifications provided by the customer. Argon ST accounts for fixed-price contracts by using the percentage-of-completion method of accounting. Under this method, contract costs are charged to operations as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. In the case of contracts with materials requirements, revenue is recognized as those materials are applied to the production process in satisfaction of the contracts’ end objectives. Argon ST accounts for cost reimbursable contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying the negotiated fee rate to actual costs on an individual contract basis. Management reviews contract performance, costs incurred, and estimated completion costs regularly and adjusts revenues and profits on contracts in the period in which changes become determinable

     Anticipated losses on contracts are also recorded in the period in which they become determinable. Unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors are borne by Argon ST on fixed-price contracts, and could have a material adverse effect on results of operations and financial condition. Unexpected cost increases in cost reimbursable contracts may be borne by Argon ST for purposes of maintaining customer relationships. If the customer agrees to fund cost increases on cost type contracts, the additional work does not have any profit and therefore dilutes margin.

     Sensytech historically has recorded the AN/SLQ-25A Surface Ship Torpedo Defense System (SSTD) contract at zero margin. Revenue from this contract amounted to approximately 22% of Sensytech’s revenues in both 2004 and 2003, and 19% in 2002. This contract was acquired as part of Sensytech’s acquisition of certain assets of FEL Corporation and was performing at a potential loss at the date of acquisition. Based on the historical experience of awarded change orders on the SSTD contract and Sensytech’s ongoing discussions with the customer, Sensytech deemed future change orders probable to enable the contract to break even (i.e., eliminating any potential loss on the contract). Sensytech has favorably performed under the contract since the date of acquisition and management has worked with the customer to reduce any potential loss through change orders approved to date. As of September 30,

2004 there have been 21 change orders awarded for a total value of $35,891,000. While management currently estimates that the contract will be profitable, the profitability is dependent upon future change orders, expected by management, but that have not yet been finalized. Based upon the current funding of the contract, should no additional funding be received, a loss of $1,800,000 would be recognized. However, after considering the effect of anticipated change orders, the Company projects the contract to complete at a modest profit. Change orders are under continuous negotiation with the customer. When these change orders are received, Argon ST will reassess the contract based on current estimates, and such reassessments are currently expected to result in increases to the margins recorded on the contract. Such increases would impact operations in the period such change orders are finalized as well as future periods. If such change orders are not finalized under currently expected terms, or if Argon ST does not perform as expected under the contract, contract losses may be required to be accrued. Management expects that the change orders to be received in the first half of fiscal year 2005 will be sufficient to enable the contract to realize a marginal profit beginning in the third quarter of fiscal year 2005 and continuing through the completion date of the contract in fiscal year 2008. Until such time, Argon ST will continue to recognize zero margin on the contract.

Goodwill

     Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, companies no longer amortize goodwill, but instead test for impairment at least annually using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company will test for impairment annually in the fourth quarter beginning in fiscal year 2005.

Award Fee Recognition

     Argon ST’s practice for recognizing interim fee on its cost-plus-award-fee contracts is based on management’s assessment as to the likelihood that the award fee or an incremental portion of the award fee will be earned on a contract-by-contract basis. Management’s assessments are based on numerous factors including: contract terms, nature of the work performed, Argon ST’s relationship and history with the customer, Argon ST’s history with similar types of projects, and Argon ST’s current and anticipated performance on the specific contract. No award fee is recognized until management determines that it is probable that an award fee or portion thereof will be earned. Actual fees awarded are typically within management’s estimates. However, changes could arise within an award fee period causing management to either lower or raise the award fee estimate in the period in which it occurs.

Accounts Receivable

     Argon ST is required to estimate the collectibility of its accounts receivables. Judgment is required in assessing the realization of such receivables, and the related reserve requirements are based on the best facts available to Argon ST. Since most of Argon ST’s revenue is generated under U.S. Federal Government contracts, its current accounts receivable reserve is not significant.

Historical Operating results

Fiscal Year ended September 30, 2004 compared to fiscal year ended September 30, 2003

Revenues:

     Revenues increased approximately $49,835,000 to approximately $129,184,000 for the fiscal year 2004 compared with approximately $79,349,000 for fiscal year 2003. This represents a 63% increase for the fiscal year 2004 compared to the fiscal year 2003, and was caused by increased contract award activities. This increased order activity led to a significant increase in contract work during 2004 and was supplemented by the start of a full rate production contract. The increase in revenue was comprised of an increase in fixed price contract revenue of $55,204,000, offset in part by a decrease in cost type contract revenue of $5,369,000. This change in contract revenue mix is the result of the transition of systems to production following completion of development cycles.

     Fiscal year 2004 year-end backlog increased approximately 46% compared with fiscal year 2003 year-end backlog. The increase in backlog in 2004 was primarily the result of an increase in new orders from the U.S. government for production of ship and submarine systems under fixed price contracts, and backlog of approximately $30,715,000 acquired in the merger with Sensytech.

     New orders increased 21% for the fiscal year 2004 compared to fiscal year 2003. This increase is a result of full rate production orders for ship systems. Argon ST expects new order growth in early fiscal year 2005 to continue to be strong based on outstanding current proposals expected to be awarded in that period that Argon ST believes it has a reasonable chance of winning.

Cost of Revenues:

     Cost of revenues increased $42,036,000 or 64% to $107,307,000 for fiscal year 2004 from $65,271,000 for fiscal year 2003. This increase was primarily comprised of an increase in direct labor of $3,712,000 and an increase in materials of $32,578,000 to support the increase in production activities for system delivery. The increase in materials costs is a direct result of work being performed on production contracts during 2004. The increase in cost of revenue reflected an increase of fixed price contract costs of $46,690,000, offset in part by a decrease in cost type contract costs of $5,246,000. The change in contract cost mix is the result of the increase in system production work during 2004. Cost of revenues as a percentage of revenues was 83% and 82% for the fiscal years ended September 30, 2004 and 2003, respectively.

General and Administrative Expenses:

     General and administrative expenses increased $61,000, or 1% to $5,905,000 for the fiscal year 2004 from $5,844,000 for fiscal year 2003. The substantially flat level of general and administrative expenses reflects a reduction in internally funded research and development expenses of $886,000 from $2,187,000 in 2003 to $1,301,000 in 2004 as personnel resources were diverted to contract efforts, partially offset by an increase in other general and administrative labor costs associated with the increase in business volume.

Interest Income and Interest Expense:

     Interest income increased $132,000 to $167,000 for the fiscal year 2004 from $35,000 for the fiscal year 2003. This increase was a result of a larger average cash balance, which allowed for investment in higher yield short-term investments resulting in higher average interest rates during the fiscal year 2004 compared to the fiscal year 2003. Interest expense was not significant in fiscal years 2004 and 2003.

Income Tax Expense:

     Provision for income tax increased $3,481,000 or 129% to $6,177,000 for fiscal year 2004 from $2,696,000 for fiscal year 2003. The fiscal year 2004 effective tax rate was 38.3% compared to 32.6% in 2003. This increase was primarily due to the reduced impact that the research and development tax credit had on the 2004 effective tax rate compared to the 2003 effective tax rate.

Net Income:

     As a result of the above, net income increased $4,380,000 or 79% to $9,949,000 for fiscal year 2004 from $5,569,000 for fiscal year 2003.

Fiscal year ended September 30, 2003 compared to fiscal year ended September 30, 2002

Revenues:

     Revenues increased $17,590,000 to approximately $79,349,000 for the fiscal year ended September 30, 2003 compared with approximately $61,759,000 for the fiscal year ended September 30, 2002. This represents a 28% increase for the fiscal year ended September 30, 2003 compared to the fiscal year ended September 30, 2002, and was caused primarily by increased backlog at the end of fiscal year 2002 and initial work on a production contract. Backlog at the end of the fiscal year 2002 increased approximately $20,400,000 over the backlog of year ending September 30, 2001. Approximately $12,000,000 of the increased revenue was the result of the development of a U.S. submarine system and the initial production revenue from a ship system. Over $4,000,000 of increased revenue was a result of design work for a U.S. Army airborne reconnaissance system.

     In accordance with Argon Engineering’s revenue recognition practices on the percentage-of-completion basis, receipt of the materials and the application of those materials to production represented achievement against the contract’s end objectives. Argon Engineering was awarded the contract in the second quarter of fiscal year 2003, and began receiving materials for system production in the third and fourth quarters of fiscal year 2003.

Cost of Revenues:

     Cost of revenue increased $14,237,000 to approximately $65,271,000 for the fiscal year ended September 30, 2003 compared with approximately $51,034,000 for the fiscal year ended September 30, 2002. This represents a 28% increase for the fiscal year ended September 30, 2003 compared to the fiscal year ended September 30, 2002. The increase was primarily a result of an increase in direct labor of $2,580,000, an increase in direct material of $8,544,000, and an increase in subcontracted work of $918,000. The increase in direct labor also increased overhead expenses associated with the direct labor. The increased labor and material costs were a result of increased backlog and new orders in fiscal year ending September 30, 2003. Cost of revenues as a percentage of revenues was 82% for the fiscal years ended September 30, 2003 and 2002, respectively.

General and Administrative Expenses:

     General and administrative expenses increased $663,000 to approximately $5,844,000 for the fiscal year ended September 30, 2003 compared to approximately $5,181,000 for the fiscal year ended September 30, 2002. This represents a 13% increase for the fiscal year ended September 30, 2003 compared to the fiscal year ended September 30, 2002. This increase was primarily attributable to significant increases in bid and proposal costs associated with the pursuit of major new business opportunities.

Interest Income and Income Expense:

     Interest income decreased $43,000 for the fiscal year ended September 30, 2003 to $35,000, from interest income of $78,000 for the fiscal year ended September 30, 2002. The decrease was primarily the result of significantly lower interest rates during the period. Interest expense was not significant in the fiscal years ending September 30, 2003 and 2002.

Income Tax Expense:

     Income tax expense increased $675,000 to approximately $2,696,000 for the fiscal year ended September 30, 2003 compared to approximately $2,021,000 for the fiscal year ended September 30, 2002. The effective rate decreased to 32.6% in 2003 from 36.1% in 2002. This decrease was primarily due to the increased research and development tax credit and its impact on the 2003 effective tax rate compared to the 2002 effective tax rate.

Net Income:

     As a result of the above, net income increased $1,984,000, or 55%, to $5,569,000 for fiscal year 2003 from $3,585,000 for fiscal year 2002.

Pro forma Financial Results of Operations

     The following unaudited condensed combined pro forma results of operations reflect the pro forma combination of the Argon Engineering and the acquired Sensytech business as if the combination had occurred at the beginning of the periods presented, compared with the historical results of operations for Argon Engineering for the same periods.

     These unaudited pro forma condensed combined pro forma results of operations were prepared based on the historical financial statements of Argon Engineering under the assumptions set forth in the footnotes accompanying the financial statements. Argon Engineering believes that the assumptions used provide a reasonable basis for presenting the significant effects directly attributable to the merger transaction. The unaudited pro forma condensed combined results of operations do not purport to represent what Argon ST’s results of operations would have been if such transaction had occurred at the beginning of the periods presented, and are not necessarily indicative of Argon ST’s future results. These unaudited pro forma condensed combined results of operations should be read in conjunction with the historical consolidated financial statements of Argon ST and notes thereto included in this Form 10-K.

	Twelve Months Ended September 30,
	2004		2003		2002
	Historical	Proforma	Historical	Proforma	Historical	Proforma
Revenue	$129,184,000	$189,792,000	$79,349,000	$132,532,000	$61,759,000	$94,049,000
Income from operations	15,972,000	23,132,000	8,234,000	13,874,000	5,544,000	8,144,000
Net income	9,949,000	14,386,000	5,569,000	8,979,000	3,585,000	5,132,000
Basic earnings per share	$0.81	$0.76	$0.47	$0.50	$0.32	$0.34
Diluted earnings per share	$0.74	$0.71	$0.44	$0.48	$0.29	$0.31
Basic wt average shares	12,308,000	18,914,000	11,770,000	17,874,000	11,166,000	15,220,000
Diluted wt average shares	13,367,000	20,156,000	12,620,000	18,882,000	12,558,000	16,738,000

     Revenues attributable to Sensytech were $60,608,000, $53,183,000, and $32,290,000 for fiscal year’s 2004, 2003, and 2002, respectively. Income from operations attributable to Sensytech were $6,033,000, $6,693,000 and $3,653,000 for fiscal year’s 2004, 2003, and 2002, respectively. Net income attributable to Sensytech was $3,749,000, $4,052,000, and $2,189,000 for fiscal year’s 2004, 2003, and 2002, respectively. Depreciation and amortization on the write up of tangible and intangible assets, in accordance with SFAS 141, was $82,000 and $971,000 respectively for fiscal years 2004, 2003 and 2002 and the after tax effect was $50,000 and $592,000 respectively. The one time merger costs and expenses, incurred by Sensytech, of approximately $2,180,000 before tax and $1,330,000 after tax were added back to the pro forma results for 2004.

Analysis of Liquidity and Capital Resources

     Argon ST’s primary source of liquidity is cash provided by operations. On September 30, 2004, Argon ST had cash of $29,732,000 compared to cash of $4,100,000 on September 30, 2003. This increase in cash of $25,632,000 was the result of net income earned during fiscal year 2004 of $9,949,000 and an increase in deferred revenue of $23,969,000, offset by a $7,851,000 dividend paid to Argon Engineering stockholders in September 2004 and a slowdown in receivables payment from the U.S. government due to problems at government pay centers.

     Historically, Argon Engineering has been able to grow rapidly while maintaining a positive cash position and no debt. Over the last six years, Argon Engineering has maintained a revolving line of credit with James Monroe Bank that has increased several times and is now $5,000,000 with interest at prime plus one-half percent. The James Monroe line will be allowed to lapse at the end of December 2004. Argon Engineering also has a letter of credit of $976,000 securing its obligations under its office lease agreement. Currently Argon Engineering has no balance outstanding on the line of credit and in the last six years the line of credit has been used only twice for brief periods as a result of government payments into incorrect accounts.

     Argon ST, formerly Sensytech, has a $15,000,000 line of credit with Bank of America. The line of credit is for two years and is set to expire on February 28, 2006. The total borrowing base generally cannot exceed the sum of 90% of qualified government accounts receivable and 80% of qualified non-government accounts receivable. Total letters of credit at September 30, 2004 were $1,083,000. The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes. At September 30, 2004, there were no borrowings under the line of credit. The borrowing base at September 30, 2004 was $10,412,000. Based on current backlog, planned contract revenue, and planned capital expenditures, Argon ST does not anticipate the need for any cash other than cash generated from operations during the next twelve months. This planning does not assume any acquisitions that would require cash.

     The bank agreement establishes the interest rate at the LIBOR plus 200 to 285 basis points, determined by Argon ST’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. All borrowings under the line of credit are collateralized by all personal property of Argon ST. The agreement also contains various covenants as to dividends restrictions, working capital, tangible net worth, earnings and debt-to-equity ratios. Unused commitment fees of one quarter of one percent per annum are required.

     Net cash provided by operating activities was $29,088,000 in fiscal year 2004 compared to net cash provided by operating activities of $2,881,000 in fiscal year 2003 and $2,905,000 in fiscal year 2002. The increase in net cash from operating activities for fiscal year 2004 compared to fiscal year 2003 was primarily caused by an increase in deferred revenues of $25,172,000, an increase in accounts payable and accrued salaries of $1,893,000 and change in income tax payable and receivable of $8,861,000 offset by an increase in billed and unbilled receivables of $8,954,000 due to an increase in contract work. The increase in deferred revenue resulted from event-based payments received on firm fixed-price contracts that Argon Engineering accounts for as deferred revenue and subsequently recognizes as revenue over time as costs are incurred and revenue recognition criteria are met. Argon Engineering received significant event-based payments during fiscal year 2004 in connection with placement of materials orders on three separate firm fixed price production contracts.

     Net cash provided by investing activities was $4,521,000 in fiscal year 2004, compared to cash used of $1,371,000 in fiscal year 2003, and $1,788,000 in the fiscal year ending 2002. Cash of $6,952,000 was acquired in the merger with Sensytech, offset by $2,460,000 used in acquiring test equipment, computer resources, software, and other infrastructure to support the general operations of Argon Engineering. It is expected that these costs will continue as Argon ST replaces older equipment and will increase in approximately the same proportion as Argon ST’s employee base increases.

     Net cash used in financing activities was $7,977,000 in fiscal year 2004 as compared to $2,641,000 in fiscal year 2003, and $101,000 in fiscal years 2002. The large increase in fiscal year cash used in financing activities is primarily the result of cash dividends of $7,851,000 and $2,462,000 paid to Argon Engineering stockholders during the last quarter of fiscal years 2004 and 2003, respectively. In each case, the dividend was paid because management and the board determined that the cash was not required to fund the growth of Argon Engineering and was therefore returned to the stockholders. Although Argon Engineering received approximately $427,000 from the exercise of employee stock options since the beginning of fiscal year 2002, it has retired more than $354,000 of common stock during that same period, resulting in a cash provided of $73,000 in stock transactions. Argon Engineering paid $34,000, $138,000 and $137,000 annually in fiscal years 2004, 2003, and 2002 respectively, as principal on a note to LGA, Inc. as part of an agreement made in late 1998 to divest LGA. Argon Engineering had acquired LGA in September 1998. This note was paid in full as of September 30, 2004.

Contractual Obligations and Commitments

     Contractual Cash Obligations:

		Due in	Due in	Due in	Due in	Due in
	Total	2005	2006	2007	2008	2009	Thereafter
Operating leases	$30,907,000	$5,609,000	$5,371,000	$5,329,000	$5,328,000	$3,229,000	$6,041,000
Note Payable	282,000	226,000	56,000	—	—	—	—
Line of credit	—	—	—	—	—	—	—

Total	$31,189,000	$5,835,000	$5,427,000	$5,329,000	$5,328,000	$3,229,000	$6,041,000

     Other Commercial Commitments:

	Total	Less Than 1 Year	1-3 Years
Letters of credit	$2,059,000	$1,482,000	$577,000

     Argon ST has no long-term debt obligations, capital lease obligations, other operating lease obligations, contractual purchase obligations, or other long-term liabilities other than those shown above. Argon ST also has no off-balance sheet arrangements of any kind.

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The Interpretation requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. This pronouncement requires the consolidation of variable interest entities created after January 31, 2003. Consolidation provisions apply for periods ending after March 15, 2004 for variable interest entities, other than special purpose entities, created prior to February 1, 2003. Argon ST does not have any variable interest entities, including special purpose entities, that must be consolidated and therefore the adoption of the provision of FASB issued Interpretation No. 46 will not have an impact on Argon ST’s financial position or results of operations.

Market Risks

     In addition to the risks inherent in its operations, Argon ST is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding its exposure to credit, interest rates and foreign exchange rates.

Cash and Cash Equivalents:

     All unrestricted, highly liquid investments purchased with a remaining maturity of three months or less are considered to be cash equivalents. Argon ST maintains cash and cash equivalents with various financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. It believes that any credit risk related to these cash and cash equivalents is minimal.

Interest Rates:

     Argon ST’s line of credit financing provides available borrowing to it at a variable interest rate tied to the prime interest rate. There were no outstanding borrowings under this line of credit at September 30, 2004. Accordingly, Argon ST does not believe that any movement in interest rates would have a material impact on future earnings or cash flows

Foreign Currency:

     Argon ST has contracts to provide services to U.S. approved foreign countries. Argon ST’s foreign sales contracts require payment in U.S. dollars, and therefore the Company is not affected by foreign currency fluctuations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The information called for by this item is provided under Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	28
Consolidated Balance Sheets	29
As of September 30, 2004 and 2003
Consolidated Income Statements	30
For the years ended September 30, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity	31
For the years ended September 30, 2004, 2003 and 2002
Consolidated Statements of Cash Flows	32
For the years ended September 30, 2004, 2003 and 2002
Notes to Consolidated Financial Statements	33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Argon ST, Inc.

     We have audited the accompanying consolidated balance sheets of ARGON ST, Inc. and Subsidiaries (the Company), as of September 30, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Vienna, Virginia

December 3, 2004

ARGON ST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,732,000	$4,100,000
Accounts receivable, net	59,716,000	15,851,000
Inventory	1,574,000	—
Income taxes receivable	—	704,000
Deferred income tax asset	4,822,000	—
Prepaids and other	1,288,000	512,000

TOTAL CURRENT ASSETS	97,132,000	21,167,000
Property, equipment and software, net	13,949,000	2,460,000
Goodwill	107,776,000	—
Intangibles, net	2,190,000	—
Other assets	694,000	109,000

TOTAL ASSETS	$221,741,000	$23,736,000

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$12,727,000	$3,645,000
Accrued salaries and related expenses	10,606,000	4,856,000
Deferred revenue	28,336,000	3,739,000
Notes payable - current portion	226,000	34,000
Income taxes payable	5,810,000	—
Deferred rent	200,000	35,000
Deferred income tax liability, current	—	243,000

TOTAL CURRENT LIABILITIES	57,905,000	12,552,000
Deferred income tax liability, long term	1,901,000	174,000
Notes payable, net of current portion	56,000	—
Deferred rent	954,000	—
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Common stock:
$.01 Par Value, 25,000,000 shares authorized, 19,468,734 and 12,305,962 shares issued and outstanding, at September 30, 2004 and 2003	195,000	123,000
Additional paid in capital	149,043,000	91,000
Treasury stock at cost, 126,245 shares	(534,000)	—
Retained earnings	12,221,000	10,796,000

TOTAL STOCKHOLDERS’ EQUITY	$160,925,000	$11,010,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$221,741,000	$23,736,000

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	For the Year Ended September 30,
	2004	2003	2002
CONTRACT REVENUES	$129,184,000	$79,349,000	$61,759,000
COST OF REVENUES	107,307,000	65,271,000	51,034,000

GROSS MARGIN	21,877,000	14,078,000	10,725,000
GENERAL AND ADMINISTRATIVE EXPENSES	5,905,000	5,844,000	5,181,000

INCOME FROM OPERATIONS	15,972,000	8,234,000	5,544,000
OTHER INCOME (EXPENSE)
Interest income	167,000	35,000	78,000
Interest expense	(13,000)	(4,000)	(16,000)

	154,000	31,000	62,000

INCOME BEFORE INCOME TAXES	16,126,000	8,265,000	5,606,000
PROVISION FOR INCOME TAXES	6,177,000	2,696,000	2,021,000

NET INCOME	$9,949,000	$5,569,000	$3,585,000

EARNINGS PER SHARE (BASIC)	$0.81	$0.47	$0.32

EARNINGS PER SHARE (DILUTED)	$0.74	$0.44	$0.29

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	12,308,412	11,769,788	11,165,622

Diluted	13,366,916	12,620,308	12,557,550

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
						Total
	Number of		Additional		Retained	Stockholders’
	Shares	Par Value	Paid in Capital	Treasury Stock	Earnings	Equity
Balance, September 30, 2001	10,958,748	$110,000	$—	$—	$4,212,000	$4,322,000
Shares issued upon exercise of stock options	707,742	7,000	31,000	—		38,000
Retirement of shares	(1,920)	—	—	—	(1,000)	(1,000)
Net income	—	—	—	—	3,585,000	3,585,000

Balance, September 30, 2002	11,664,570	117,000	31,000	—	7,796,000	7,944,000
Shares issued upon exercise of stock options	666,792	7,000	71,000	—	—	78,000
Retirement of shares	(25,400)	(1,000)	(11,000)	—	(107,000)	(119,000)
Dividend declared	—	—	—	—	(2,462,000)	(2,462,000)
Net income	—	—	—		5,569,000	5,569,000

Balance, September 30, 2003	12,305,962	123,000	91,000	—	10,796,000	11,010,000
Shares issued upon exercise of stock options	514,356	6,000	306,000	—	—	312,000
Retirement of shares	(120,320)	(1,000)	(11,000)	—	(673,000)	(685,000)
Dividend	—	—	—	—	(7,851,000)	(7,851,000)
Issuance of shares in connection with merger	6,768,736	67,000	148,657,000	(534,000)	—	148,190,000
Net income	—	—	—	—	9,949,000	9,949,000

Balance, September 30, 2004	19,468,734	$195,000	$149,043,000	$(534,000)	$12,221,000	$160,925,000

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2004	2003	2002
Cash flows from operating activities:
Net income	$9,949,000	$5,569,000	$3,585,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,317,000	1,065,000	829,000
Deferred income tax (benefit) provision	(4,700,000)	1,478,000	(504,000)
Change in:
Billed accounts receivable	(13,334,000)	(795,000)	(986,000)
Unbilled accounts receivable	(627,000)	(4,212,000)	(870,000)
Inventory	20,000	—	—
Income taxes receivable	705,000	(705,000)	—
Prepaids and other	(248,000)	180,000	(592,000)
Accounts payable and accrued expenses	2,378,000	1,343,000	(2,185,000)
Accrued salaries and related expenses	1,732,000	874,000	1,756,000
Deferred revenue	23,969,000	(1,203,000)	1,974,000
Income taxes payable	6,808,000	(643,000)	(207,000)
Deferred rent	1,119,000	(70,000)	105,000

Net cash provided by (used in) operating activities	29,088,000	2,881,000	2,905,000
Cash flows from investing activities
Net cash acquired in merger	6,952,000	—	—
Acquisitions of property, equipment and software	(2,460,000)	(1,344,000)	(1,779,000)
Deposits	29,000	(27,000)	(9,000)

Net cash provided by (used in) investing activities	4,521,000	(1,371,000)	(1,788,000)
Cash flows from financing activities
Payment on note payable	(204,000)	(138,000)	(137,000)
Retirement of common stock	(234,000)	(118,000)	(2,000)
Proceeeds from exercise of stock options	312,000	77,000	38,000
Dividends paid	(7,851,000)	(2,462,000)	—

Net cash provided by (used in) financing activities	(7,977,000)	(2,641,000)	(101,000)
Net increase (decrease) in cash and cash equivalents	25,632,000	(1,131,000)	1,016,000
Cash and cash equivalents, beginning of year	4,100,000	5,231,000	4,215,000

Cash and cash equivalents, end of year	$29,732,000	$4,100,000	$5,231,000

Supplemental disclosure
Income taxes paid	$(3,275,000)	$(1,813,000)	$(2,732,000)

Interest expense paid	$(13,000)	$(7,000)	$(15,000)

Note payable issued for stock redemption	$451,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Summary of Significant Accounting Policies

Nature of Business

     Argon ST (“the Company”) provides advanced software intensive systems that are used in intelligence collection, surveillance, reconnaissance activities, threat warning and monitoring, simulation, and force protection and communication. The systems are primarily for the United States government and select international customers. The systems run on commercial off-the-shelf (COTS) hardware or special purchase hardware designed and manufactured to our specification or the specifications of our customers. Recently, Argon ST has begun to use the technology developed for these systems in other applications, such as software radios, high accuracy targeting, counter-terrorism, and wideband transmission.

Principles of Consolidation

     The consolidated financial statements include the accounts of Argon ST, Inc. and its wholly owned subsidiaries, Argon Engineering Associates, Inc. (“Argon Engineering”), ST Production Systems, Inc., Imaging Sensors and Systems, Inc., Sensytech Financial Services, Inc. and Daedalus Enterprises Export Corporation. All intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

     As further described in Note 2, on September 29, 2004, Argon Engineering merged with a wholly-owned subsidiary of Sensytech, Inc. (“Sensytech”). As a result of this merger, each outstanding share of Argon Engineering stock was converted into two shares of Sensytech common stock. Immediately following the merger, the combined company was renamed Argon ST, Inc.

     While Sensytech was the legal acquirer, the merger was accounted for as a reverse acquisition, whereby Argon Engineering was deemed to have acquired Sensytech for financial reporting purposes. This determination was based on factors including relative stock ownership and voting rights, board control, and senior management composition. Consistent with the reverse acquisition accounting treatment, the historical financial statements presented for periods prior to the acquisition date are the financial statements of Argon Engineering. Earnings per share have been adjusted to reflect the two for one exchange ratio. The operations of the former Sensytech businesses have been included in the financial statements from the date of acquisition.

     Stockholders’ equity has been restated to give retroactive recognition to the exchange ratio for all periods presented by reclassifying additional paid in capital and retained earnings to reflect the additional shares. Argon Engineering’s class A and class B shares have been combined to report a single class of common stock for all periods presented.

     The names Argon ST, Sensytech, and Argon Engineering are used throughout these footnotes. Argon ST, also the Company, refers to the entity created by the merger of Argon Engineering and Sensytech. Argon Engineering refers to Argon Engineering Associates, Inc. which operated as a stand alone private company until the September 29, 2004 merger with Sensytech. Sensytech refers to Sensytech Inc., which combined with its wholly owned subsidiaries made up the publicly held entity Sensytech until the September 29, 2004 merger with Argon Engineering.

Revenue and Cost Recognition

     Contract revenue is accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts. These contracts are transacted using written contractual arrangements, most of which require Argon ST to design, develop, manufacture and/or modify complex products, and perform related services according to specifications provided by the customer. Argon ST accounts for fixed-price contracts by using the percentage-of-completion method of accounting. Under this method, contract costs are charged to operations as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. Unexpected increases in the cost to develop or manufacture a product under a fixed-price contract, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors are borne by Argon ST, and could have a material adverse effect on Argon ST’s results of operations. Argon ST accounts for cost reimbursable contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying contractually agreed to fee rates to actual costs on an individual contract basis. Revenue under time and material contracts is based on hours incurred multiplied by approved loaded labor rates plus other direct costs incurred and allocated.

     The following table represents Argon Engineering’s revenue concentration by contract type:

	Years Ended September 30,
	2004	2003	2002
Firm Fixed-Price Contracts	71%	46%	49%
Cost Reimbursable Contracts	19%	51%	50%
Time and Materials Contracts	10%	3%	1%

     Management reviews contract performance, costs incurred, and estimated completion costs regularly, and adjusts revenues and profits on contracts in the period in which changes become determinable. Anticipated losses on contracts are also recorded in the period in which they become determinable.

     Argon ST’s policy for recognizing interim fee on cost plus award fee contracts is based on management’s assessment as to the likelihood that the award fee or an incremental portion of the award fee will be earned on a contract-by-contract basis. Management’s assessments are based on numerous factors including: contract terms, nature of the work to be performed, the relationship and history with the customer, the history with similar types of projects, and the current and anticipated performance on the specific contract. No award fee is recognized until management determines that it is probable that an award fee or portion thereof will be earned.

     Revenues recognized in excess of billings are recorded as unbilled accounts receivable. Cash collections in excess of revenues recognized are recorded as deferred revenues until the revenue recognition criteria are met. Reimbursements, including those related to travel, other out of pocket expenses and any third party costs, are included in revenues, and an equivalent amount of reimburseable expenses are included in cost of revenues.

Cash and Cash Equivalents

     Cash and cash equivalents include cash and investments that are readily convertible into cash and have original maturities of three months or less.

Accounts Receivable

     Argon ST reviews its receivables regularly to determine if there are any potential uncollectible accounts. The majority of Argon ST’s receivables are from agencies of the U.S. government, where there is no credit risk. There were no material provisions for bad debts recorded during 2004, 2003 or 2002.

Property, Equipment and Software

     Property, equipment and software are stated at cost. Depreciation is provided over the estimated useful lives of the assets, which range from three to five years, using the straight-line method. Leasehold improvements are amortized over the respective lease terms, which range from one to six years, using the straight-line method.

Stock-Based Compensation

     Argon ST accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations using the intrinsic value method. Argon ST complies with the disclosure provisions of Financial Accounting Board Statement No. 123, “Accounting for Stock-based Compensation,” (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Had compensation cost for Argon Engineering’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans in 2004, 2003 and 2002 consistent with the method of SFAS No. 123, net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below.

	Years Ended September 30,
	2004	2003	2002
Net income as reported	$9,949,000	$5,569,000	$3,585,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	172,000	135,000	38,000

Pro forma net income	$9,777,000	$5,434,000	$3,547,000

	Years Ended September 30,
	2004	2003	2002
Earnings per share:
Basic – as reported	$0.81	$0.47	$0.32
Basic – pro forma	$0.79	$0.46	$0.32
Earnings per share:
Diluted – as reported	$0.74	$0.44	$0.29
Diluted – pro forma	$0.73	$0.43	$0.28

Intangibles

     Intangible assets consist of the value of customer related intangibles of $1,938,000 and developed technology of $252,000 acquired in the merger between of Argon Engineering and Sensytech (see Note 2). Intangible assets are amortized on a straight line basis over their estimated useful lives. The Company will amortize $971,000 and $719,000 respectively, for fiscal years 2005 and 2006, and the remainder will amortize over fiscal years 2007 through 2010 at $125,000 per year.

Goodwill

     Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, companies no longer amortize goodwill, but instead test for impairment at least annually using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company will test for impairment beginning in the fourth quarter of fiscal year 2005, or sooner if events or circumstances warrant a test for impairment.

Income Taxes

     Deferred tax assets and liabilities have been established for the temporary differences between financial statement and tax bases of assets and liabilities existing at the balance sheet date using expected tax rates. A valuation allowance is recorded to reduce deferred income taxes to that portion that is expected to more likely than not be realized.

Use of Estimates

     Management uses estimates and assumptions in preparing these financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

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

Recently Issued Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The Interpretation requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. This pronouncement requires the consolidation of variable interest entities created after January 31, 2003. Consolidation provisions apply for periods ending after March 15, 2004 for variable interest entities, other than special purpose entities, created prior to February 1, 2003. Argon ST does not have any variable interest entities, including special purpose entities, that must be consolidated and therefore the adoption of the provision of FIN 46 will not have an impact on Argon ST’s financial position or results of operations.

Earnings Per Share:

     Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during each period. The following summary is presented for the years ended September 30:

	2004	2003	2002
Net Income	$9,949,000	$5,569,000	$3,585,000
Weighted Average Shares Outstanding — Basic	12,308,412	11,769,788	11,165,622
Basic Earnings per Share	$0.81	$0.47	$0.32
Effect of Dilutive Securities:
Net Shares Issuable Upon Exercise of Stock Options	1,058,504	850,520	1,391,928
Weighted Average Shares Outstanding — Diluted	13,366,916	12,620,308	12,557,550
Diluted Earnings per Share	$0.74	$0.44	$0.29

Note 2 — Merger

     On September 29, 2004, a wholly-owned subsidiary of Sensytech merged with and into Argon Engineering whereby each outstanding share of Argon Engineering common stock was exchanged for two shares of Sensytech common stock. As a result of the merger, the former Argon Engineering stockholders acquired approximately 65.6% of the issued and outstanding shares of Sensytech common stock. In accordance with SFAS 141 “Business Combinations”, the merger was accounted for as a reverse acquisition, whereby Argon Engineering was deemed to have acquired Sensytech for financial reporting purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements presented for periods prior to the acquisition date are the statements of Argon Engineering except for stockholders’ equity which has been retroactively restated for the equivalent number of shares of the legal acquirer. The operations of the former Sensytech businesses have been included in the financial statements from the date of acquisition (1 day). Both companies had their fiscal year ending on September 30.

     The average market value of the Sensytech common stock for the period of two business days before and after the announcement of the acquisition is used to determine the purchase price for accounting purposes. The average market value of Sensytech stock used to record the purchase was $20.72 per share and there were 6,642,689 shares issued and outstanding at the acquisition date and 689,300 options with a weighted average fair value of $15.31 per share. As a result, the aggregate value of the stock and options used to record the purchase was approximately $148,190,000. Direct expenses of $1,717,000 consisting of legal, accounting and other fees were also included in the recorded purchase price. Also included in the purchase price was a retention liability of $820,000 resulting from change of control agreements with two Sensytech executive officers and a $2,128,000 deferred tax liability related to the differences between the assigned values and the tax bases of property, equipment and other intangible assets.

     The Company has followed the guidance of SFAS No. 141 to record this purchase. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 1, 2001 and that goodwill, as well as any intangible assets believed to have an indefinite life, shall not be amortized for financial accounting purposes. The Company has recognized goodwill in the amount of $107,776,000 (none of which is tax deductible) in connection with this acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill will be reviewed periodically to determine if there has been any impairment to its value. The Company will perform an impairment test as of September 30, 2005, unless circumstances or events indicate that an impairment test should be performed sooner.

     The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition. The Company has obtained third party valuations of certain tangible and intangible assets acquired from Sensytech.

Current assets	$42,315,000
Property, plant and equipment	10,346,000
Other assets	758,000
Other intangibles	2,190,000
Goodwill	107,776,000

Total assets acquired	163,385,000
Current liabilities assumed	(10,530,000)

Total purchase price	$152,855,000

     The board of directors of both Argon Engineering and Sensytech unanimously determined that the merger was in the best interests of Argon Engineering and Sensytech stockholders because the combined company will be able to provide more integrated or complete solutions to the customers’ needs, thereby allowing the combined company to grow faster than either one would separately.

     The following unaudited condensed proforma results of operations reflect the proforma combination of Argon Engineering and Sensytech as if the combination had occurred at the beginning of the periods presented, compared with the actual results of operations of Argon Engineering for the same periods.

	Twelve Months Ended September 30,
	2004		2003		2002
	Historical	Proforma	Historical	Proforma	Historical	Proforma
Revenue	$129,184,000	$189,792,000	$79,349,000	$132,532,000	$61,759,000	$94,049,000
Income from operations	15,972,000	23,132,000	8,234,000	13,874,000	5,544,000	8,144,000
Net income	9,949,000	14,386,000	5,569,000	8,979,000	3,585,000	5,132,000
Basic earnings per share	$0.81	$0.76	$0.47	$0.50	$0.32	$0.34
Diluted earnings per share	$0.74	$0.71	$0.44	$0.48	$0.29	$0.31
Basic wt average shares	12,308,000	18,914,000	11,770,000	17,874,000	11,166,000	15,220,000
Diluted wt average shares	13,367,000	20,156,000	12,620,000	18,882,000	12,558,000	16,738,000

     Revenues attributable to Sensytech were $60,608,000, $53,183,000, and $32,290,000 for fiscal year’s 2004, 2003, and 2002 respectively. Income from operations attributable to Sensytech were $6,033,000, $6,693,000 and $3,653,000 for fiscal year’s 2004, 2003, and 2002 respectively. Net income attributable to Sensytech was $3,749,000, $4,052,000, and $2,189,000 for fiscal year’s 2004, 2003, and 2002 respectively. Depreciation and amortization on the write up of tangible and intangible assets, in accordance with SFAS 141, was $82,000 and $971,000 respectively for fiscal years 2004, 2003 and 2002 and the after tax effect was $50,000 and $592,000 respectively. The one time merger costs and expenses, incurred by Sensytech, of approximately $2,180,000 before tax and $1,330,000 after tax were added back to the pro forma results for 2004.

Note 3 — Customer Concentrations of Credit and Other Business Risks

Customer Concentrations

     The following table identifies the source of Argon Engineering’s revenues by major market:

	Years Ended September 30,
	2004	2003	2002
U.S. Navy	77%	68%	75%
Other U.S. Government Agencies	11%	26%	19%
Foreign	12%	6%	6%

     Revenues for the U.S. military can also be categorized as direct purchases and subcontracts, where Argon Engineering is a supplier to another contractor. The following table distinguishes Argon Engineering’s revenue between these two categories:

	Years Ended September 30,
	2004	2003	2002
Direct Purchases	87%	69%	71%
Subcontracts	13%	31%	29%

     Sensytech historically has recorded the AN/SLQ-25A Surface Torpedo Defense System contract at zero margin. Revenue from this contract amounted to approximately 22% of Sensytech’s revenues in both 2004 and 2003, and 19% in 2002. This contract was acquired as part of Sensytech’s acquisition of certain assets of FEL Corporation and was performing at a potential loss at the date of acquisition. Sensytech has favorably performed under the contract since the date of acquisition and management has worked with the customer to reduce any potential loss through change orders approved to date. While management currently estimates that the contract will be profitable, the profitability is dependent upon change orders, expected by management, but that have not yet been finalized. Based upon the funding of the contract, should no additional funding be received, a loss of $1,800,000 would be recognized. However, after considering the effect of anticipated change orders, the Company projects the contract to complete at a modest profit. Change orders are under continuous negotiation with the customer. When these change orders are received, Argon ST will reassess the contract based on current estimates, and such reassessments are currently expected to result in increases to the margins recorded on the contract. Such increases would impact operations in the period such change orders are finalized as well as future periods. If such change orders are not finalized under currently expected terms, or if Argon ST does not perform as expected under the contract, contract losses may be required to be accrued. Management expects the change orders to be received in the first half of 2005.

Cash Balances

     The Company maintains cash balances at commercial banks in excess of Federal Deposit Insurance Corporation (FDIC) limits. Management believes the risk in these situations to be minimal. Argon ST had cash and cash equivalents held by commercial banks and financial institutions totaling $29,732,000 as of September 30, 2004. The federally insured limit is $100,000.

Note 4 — Accounts Receivable

     Accounts receivable consists of the following as of:

	September 30,
	2004	2003
Billed and Billable	35,856,000	$8,810,000
Unbilled Costs and Fees	23,062,000	6,102,000
Retainages	998,000	939,000
Reserves	(200,000)	—

	$59,716,000	$15,851,000

     Unbilled costs, fees, and retainages result from recognition of contract revenue in advance of contractual or progress billing terms.

     The cost reimbursable and time and material contract payments to Argon ST under government contracts are provisional payments that are subject to adjustment upon audit by the U.S. Defense Contract Audit Agency (DCAA) or other appropriate agencies of the U.S. Government. Historically, such audits have not resulted in any significant disallowed costs. When final determination and approval of the allowable rates have been made, receivables may be adjusted accordingly. In management’s opinion, any adjustments will not be material. Incurred cost audits have been completed by DCAA through September 30, 2001.

     Reserves are determined based on management’s best estimate of potentially uncollectible accounts receivable. Argon ST writes off accounts receivable when such amounts are determined to be uncollectible

Note 5 — Property, Equipment and Software

     Property, equipment and software consists of the following as of:

	September 30,
	2004	2003
Computer, Machinery and Test Equipment	9,859,000	$2,481,000
Leasehold Improvements	3,558,000	1,279,000
Computer Software	1,445,000	719,000
Furniture and Fixtures	904,000	444,000
Construction in process	1,958,000	—

	17,724,000	4,923,000
Less Accumulated Depreciation and Amortization	3,775,000	2,463,000

	$13,949,000	$2,460,000

     Depreciation and amortization expense totaled $1,317,000, $1,065,000 and $829,000, for the years ended September 30, 2004, 2003 and 2002, respectively. As of September 30, 2004, there was $1,958,000 of leasehold improvements under construction. When this project is completed those costs will be reclassified to leasehold improvements and amortized over the term of the lease.

Note 6 — Revolving Line of Credit

     Argon Engineering has a revolving line of credit in the amount of $5,000,000 with James Monroe Bank. There were no amounts outstanding under the line of credit at September 30, 2004 and 2003. Amounts outstanding under the line bear interest at prime plus one-half percent. The bank also requires quarterly and annual line fees. The line is due for renewal on December 31, 2004; however, the Company expects that this line will be replaced by the line of credit with Bank of America described below. There is a letter of credit in the amount of $976,000 outstanding at September 30, 2004 securing Argon Engineering’s obligations under its office lease agreement. Borrowings on the line are collateralized by all assets of Argon Engineering. The financing and security agreement for the line contains covenants including those related to certain financial ratios and minimum net worth requirements. For the year ended September 30, 2003, Argon Engineering did not meet a covenant relating to required ownership by certain key stockholders. The bank waived the requirement through December 31, 2004.

     Sensytech entered into a line of credit and related note payable with Bank of America in February 2001. Effective February 2004, the Company renewed its $15,000,000 line of credit, which expires on February 28, 2006. The total borrowing base generally cannot exceed the sum of 90% of qualified government accounts receivable and 80% of qualified non-government accounts receivable. The borrowing base at September 30, 2004 was $10,412,000. The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes. At September 30, 2004, there were no borrowings under the line of credit. A stand-by letter of credit is issued to certain foreign customers in lieu of posting a performance bond. Letters of credit are also used to cover certain contract prepayments received from foreign customers. Total letters of credit at September 30, 2004 were $1,083,000.

     The bank agreement establishes the interest rate at the LIBOR plus 200 to 285 basis points, determined by Argon ST’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. All borrowings under the line of credit are collateralized by all tangible assets of Argon ST. The agreement also contains various covenants as to dividend restrictions, working capital, tangible net worth, earnings and debt-to-equity ratios. Unused commitment fees of one quarter of one percent per annum are required.

Note 7 — Stock Option Plans

     The Argon Engineering Associates, Inc. Stock Plan (the “Argon Engineering Plan”) provides for the for the issuance of incentive and non-statutory stock options and restricted stock to eligible employees of Argon Engineering and its affiliates. As a result of the merger, each outstanding option to purchase Argon Engineering common stock under the Argon Engineering Plan was converted into an option to purchase Argon ST common stock, with the number of shares able to be purchased and the exercise price adjusted in accordance with the merger exchange ratio. No acceleration of vesting of options under the Argon Engineering Plan occurred in connection with the merger. As a result of the merger, the Argon Engineering Plan covers 6,240,000 shares of Company common stock; however, the Argon Engineering Plan has been frozen as of September 29, 2004 and no additional awards will be granted under the Argon Engineering Plan subsequent to that date. The only participants in the Argon Engineering Plan are those employees who received awards prior to September 29, 2004.

     The Argon Engineering Plan is administered by a compensation committee of the Argon Engineering board of directors, or, in the absence of such a committee, the full board of directors (the “Administrator”). The Administrator determined the exercise price of each option at the time of grant; provided that the exercise price of incentive stock options must be not less than 100% of the fair market value of the underlying common stock on the grant date, and the exercise price of options granted to a person holding more than 10% of Argon Engineering’s common stock must not be less than 110% of such fair market value. The maximum term of the options under the Argon Engineering Plan is ten years; provided that the maximum term for options granted to greater than 10% holders is five years. Individual option agreements specify vesting terms and/or the dates upon which the option will be exercisable. Payment upon exercise of options may be made either in cash or by the surrender of shares of Company common stock.

     If a grantee’s employment terminates for any reason other than death, disability or retirement, the grantee may not exercise the option following the date of termination. Upon a termination due to death or permanent disability, unless otherwise provided in the award agreement, the option will become 100% vested and exercisable within six months of termination. Upon a grantee’s retirement, unless otherwise provided in the award agreement, the option will become 100% vested and may be exercised immediately prior and on the date of retirement, but no later. Options granted under the Argon Engineering Plan are not transferable, other than by will or the laws of descent and distribution.

     The Sensytech 2002 Stock Incentive Plan (the “Sensytech Plan”), approved by the shareholders on May 30, 2002, provides for the granting of incentive stock options, restricted stock, and or performance awards to key employees and outside members of the board of directors. The Sensytech Plan is administered by the Compensation Committee of its board of directors. Options granted under the plan are awarded at the closing price of the stock as reported on the NASDQ national market on the grant date. The maximum term of the option is ten years. Options may vest over a period of 1 to 5 years. If a grantee’s employment terminates for any reason other than death, disability or retirement, the grantee may exercise the option within 90 days of the date of termination. Upon a termination due to death or permanent disability, unless otherwise provided in the award agreement, the option will become 100% vested and exercisable within twelve months of termination. Upon a grantee’s retirement, unless otherwise provided in the award agreement, the option will become 100% vested and may be exercised within 90 days of the date of retirement. The Sensytech Plan also provides for full vesting of all options upon certain events including a change in control. Options granted under the Sensytech Plan are not transferable, other than by will or the laws of descent and distribution.

     The following table summarizes Argon Engineering’s activity, which has been restated to give retroactive recognition to the merger exchange ratio, for all of its stock option awards granted under the plan, including those assumed through the merger with Sensytech:

	Number of	Range of	Weighted-Average
	Options	Exercise Prices	Exercise Price
Balance, September 30, 2001	2,454,532	$0.04 – $0.91	$0.22
Granted	—	$ — – —	$—
Exercised	(709,236)	$0.04 – $0.91	$0.06
Canceled	(12,480)	$0.10 – $0.91	$0.41

Balance, September 30, 2002	1,732,816	$0.04 – $0.91	$0.29
Granted	471,500	$4.11 – $4.11	$4.11
Exercised	(666,782)	$0.04 – $0.91	$0.12
Canceled	(47,400)	$0.10 – $4.11	$1.52

Balance, September 30, 2003	1,490,134	$0.04 – $4.11	$1.53
Granted	790,400	$5.69 – $28.10	$13.85
Exercised	(514,356)	$0.04 – $4.13	$0.58
Canceled	(36,881)	$0.10 – $5.69	$3.46
Assumed in merger	689,300	$2.25 – $17.63	$10.47

Balance, September 30, 2004	2,418,597	$0.04 – $28.10	$8.27

     Options to purchase 923,608, 442,914 and 337,082, shares of Argon ST’s common stock were exercisable as of September 30, 2004, 2003 and 2002 respectively, at weighted-average per share exercise prices of $8.12, $.34 and $.29, respectively.

     The following table summarizes additional information about all Argon ST stock options outstanding as of September 30, 2004:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Options	Life (Years)	Price	Exercisable	Price
$ 0.04 – $ 0.90	537,017	6.34	$0.49	188,980	$0.51
$ 2.25 – $ 4.63	624,880	7.21	$3.96	253,728	$3.74
$ 5.00 – $ 6.88	403,200	8.99	$5.71	15,400	$6.26
$ 7.51 – $14.22	253,000	8.21	$10.31	253,000	$10.31
$17.63 – $28.10	600,500	9.19	$20.57	212,500	$17.63

Total	2,418,597	7.91	$8.28	923,608	$8.12

     The fair value of each option grant was established on the date of grant using the minimum value method, with the following assumptions used for grants in the years ended September 30, 2004, 2003, and 2002 respectively: no dividends yield; risk-free interest rates of approximately 3.41 percent and 2.95 percent; and expected lives of 5 years. Argon Engineering assumed no dividend yield due to a lack of history of paying dividends in the normal course of business and no intention to declare dividends in the future. Under the Sensytech Plan, the fair value of the options granted in 2004, used the following assumptions: no dividends yield; risk-free rate of 4.14% and expected volatility of 49.7%. All unvested options under the Sensytech Plan fully vested as of the effective date of the merger, September 29, 2004.

     The weighted average fair values per share for stock option grants, awarded in fiscal years 2004 and 2003, were $3.73 and $1.12, respectively. No grants were awarded in fiscal year 2002.

Note 8 — Retirement Plans

     Argon Engineering has a 401(k) profit sharing plan and a money purchase pension plan covering employees who have worked at least 1,000 hours and meet certain other eligibility requirements. Under the plan, the employer can voluntarily match employee 401(k) salary deferrals up to a maximum of six percent of eligible compensation, as well as make a discretionary profit sharing contribution. Profit sharing contributions to the 401(k) plan are determined annually by the employer. The 401(k) plan match, discretionary profit sharing, and money purchase pension plan contributions were $2,965,000, $2,419,000 and $2,048,000 for the years ended September 30, 2004, 2003, and 2002, respectively. Sensytech also maintains a 401(k) plan, which will merge into the Argon plan effective January 1, 2005 and will be renamed the Argon ST Employee 401(k) Plan.

Note 9 — Income Taxes

     The provisions for income taxes consist of the following:

	Years Ended September 30,
	2004	2003
Current
Federal	$9,119,000	$951,000
State	1,758,000	267,000

Total Current	10,877,000	1,218,000
Deferred
Federal	(3,975,000)	1,256,000
State	(725,000)	222,000

Total Deferred	(4,700,000)	1,478,000

Income Tax Expense	$6,177,000	$2,696,000

     The components of Argon ST’s net deferred tax asset (liability) are as follows:

	As of September 30,
	2004	2003
Total Deferred Tax Assets	$8,432,000	$1,745,000
Total Deferred Tax Liabilities	(5,511,000)	(2,162,000)
Valuation Allowance	—	—

Net Deferred Tax Asset (Liability)	$2,921,000	$(417,000)

     The tax effect of temporary differences that give rise to the net deferred tax asset (liability) is as follows:

	As of September 30,
	2004	2003
Unbilled Receivables	$(2,983,000)	$(2,018,000)
Deferred Revenues	6,706,000	1,419,000
Property, Equipment and Software	(1,791,000)	(144,000)
Accrued Vacation	706,000	313,000
Deferred Rent	449,000	13,000
Net Operating Losses & Tax Credits	207,000	—
Warranty	127,000	—
Intangibles	(737,000)	—
Uncollectible Accounts	76,000	—
Stock-Based Compensation	86,000	—
Other, net	75,000	—

Net Deferred Tax Asset (Liability)	$2,921,000	$(417,000)

     Based on its historical profitability, Argon ST has determined that there is not a need for a valuation allowance with respect to the utilization of net operating loss carry forward (NOLs) or other deferred tax assets. The NOLs expire principally in 2011, 2012, and 2013. At September 30, 2004, NOLs amounted to $648,000. The NOLs were acquired in Sensytech’s acquisition of Daedalus Enterprises, Inc. in 1998 and are subject to limitations as to their utilization under the Internal Revenue Code.

     A reconciliation between Argon ST’s statutory tax rate and the effective tax rate is as follows:

	Years Ended September 30,
	2004	2003	2002
Statutory Federal Rate	35.0%	34.0%	34.0%
State Income Taxes, Net of Federal Benefit	3.9%	4.0%	4.0%
Research and Development Tax Credit	(1.9)%	(4.1)%	(2.3)%
Other	1.3%	(1.3)%	0.4%

	38.3%	32.6%	36.1%

Note 10 — Operating Leases

     Argon ST leases office facilities and equipment under operating lease agreements. Rental payments on certain of the leases are subject to increases based on a three percent escalation factor and increases in the lessor’s operating expenses. Rent expense amounted to $3,302,000, $2,262,000 and $1,713,000 for the years ended September 30, 2004, 2003 and 2002, respectively. Rent expense includes deferred rent relating to escalation clauses. The 2002 rent expense is reported net of sublease income of $590,000.

     Following is a schedule of future minimum lease payments due under the lease agreements:

Year Ending	Future
September 30,	Minimum Payments
2005	$5,609,000
2006	5,371,000
2007	5,329,000
2008	5,328,000
2009	3,229,000
Thereafter	6,041,000

Total	$30,907,000

Note 11 — Research and Development Expenses

     Internally funded research and development costs are included in general and administrative expenses in the consolidated income statements. Research and development expenses amounted to $1,301,000, $2,187,000 and $3,015,000 for the years ended September 30, 2004, 2003 and 2002, respectively.

Note 12 — Fair Value of Financial Instruments

     Based on existing rates, economic conditions and short maturities, the carrying amount of all of the financial instruments at September 30, 2004 and 2003 are reasonable estimates of their fair values. Argon ST’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and notes payable.

Note 13 —Related Party Transactions

     An individual who is a director, executive officer and significant shareholder of Argon ST is also a director and significant shareholder of James Monroe Bank, where the Company has a revolving line of credit in the amount of $5,000,000. There were no outstanding advances on the line as of September 30, 2004, except for a letter of credit in the amount of $976,000 securing the Company’s obligation under its office lease agreement. The line of credit expires December 31, 2004 and the letter of credit will be transferred to Bank of America, see Note 6. At September 30, 2004, the Company had $21,559,000 on deposit at James Monroe Bank.

Note 14 — Treasury Stock

     In connection with the merger with Sensytech, 126,245 shares of treasury stock at a cost of $534,000 was recorded in the consolidated statements of stockholder’s equity. During 2000, Sensytech began acquiring shares of its common stock in connection with a stock repurchase program announced in May, 2000. That program authorizes the Company to purchase up to 500,000 common shares from time to time on the open market.

Note 15 — Segment Reporting

     Argon Engineering historically operated in a single business segment. Sensytech historically operated in two business segments. For the fiscal years ended September 30, 2004, 2003, and 2002, the results of operations included in this report are reported for Argon Engineering’s single business segment. Management is reviewing its business operations and intends to report results of operations for business segments in the first quarter of fiscal year 2005. During that time, management will also allocate the goodwill arising from the merger to its reporting segments in accordance with SFAS 142.

Note 16 — Quarterly Financial Information (Unaudited)

     Argon Engineering maintains a September 30 fiscal year-end for annual financial reporting purposes. Argon Engineering presents its interim periods ending on the last Sunday of the month for each quarter consistent with labor and billing cycles. As a result, the fourth quarter of each year may contain more days than earlier quarters of the year. Management does not believe that this practice has a material effect on quarterly results. The following tables contain selected unaudited consolidated statement of earnings data for each quarter of fiscal years 2004 and 2003.

	2004				2003
	December 28,	March 28,	June 27,	September 30,	December 29,	March 30,	June 29,	September 30,
	2003	2004	2004	2004	2002	2003	2003	2003
	(unaudited)				(unaudited)
	(In thousands, except per share data)				(In thousands, except per share data)
Contract Revenues	$27,293	$22,683	$39,050	$40,158	$15,157	$18,920	$18,173	$27,099
Direct and Allocable Contract Costs	24,993	19,631	33,653	34,935	13,964	17,126	16,192	23,833

Income from Operations	2,300	3,052	5,397	5,223	1,193	1,794	1,981	3,266
Other Income (Expense), Net	8	38	34	74	15	(1)	7	10

Income before Provision for Income Taxes	2,308	3,090	5,431	5,297	1,208	1,793	1,988	3,276
Provision for Income Taxes	851	1,141	2,004	2,181	436	647	718	895

Net Income	$1,457	$1,949	$3,427	$3,116	$772	$1,146	$1,270	$2,381

Earnings Per Share
Basic	$0.12	$0.16	$0.28	$0.25	$0.07	$0.09	$0.11	$0.20

Diluted	$0.11	$0.14	$0.26	$0.23	$0.06	$0.08	$0.09	$0.19

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 18, 2004, Argon Engineering replaced Watkins, Meegan, Drury & Company, L.L.C. (“WMD&C”), its outside Public Accounting Firm, with Grant Thornton LLP, (“Grant Thornton”) an Independent Registered Public Accounting Firm, which reported on Argon Engineering’s financial statements for the fiscal years ended September 30, 2003 and 2002.

     The report of WMD&C, the outside Public Accounting Firm on Argon Engineering’s financial statements for the fiscal years ended September 30, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified as to the audit scope or accounting principles. During the fiscal years ended September 30, 2003 and 2002 and the subsequent periods preceding the decision to change its public accounting firm, there were no disagreements with WMD&C on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, or other reportable event (of the type described in Item 304 (a) (1) (v) of Regulation S-K), which disagreements(s), if not resolved to the satisfaction of WMD&C, would have caused it to make reference to the subject matter of the disagreements(s) in connection with its report.

     On September 30, 2004, the Audit Committee of the Company’s Board of Directors dismissed PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) and appointed Grant Thornton as the Company’s Independent Registered Public Accounting Firm.

     The report of PricewaterhouseCoopers on Sensytech’s consolidated financial statements for the fiscal years ended September 30, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal years ended September 30, 2003 and 2002 and through September 30, 2004, there were no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers, would have caused them to make reference thereto in their reports on the financial statements for such years. During the fiscal years ended September 30, 2003 and 2002 and through September 30, 2004, there were no reportable events as defined in Item 304 (a) (1) (v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	During the last fiscal quarter, there were no significant changes in the Company’s internal controls or in other factors that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.

ITEM 9B. OTHER INFORMATION.

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Executive Officers and Directors of the Company, the Audit Committee Financial Expert and the Company’s Code of Ethics is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be filed not later than 120 days after September 30, 2004, with the Securities and Exchange Commission pursuant to Regulation 14A (the “Proxy Statement”). Certain information relating to Executive Officers of the Company appears on page 10 of this Form 10-K Annual Report.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information with respect to Principal Accountant Fees and Services is contained under the caption “Principal Accountant Fees and Services” in the Proxy Statement and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements Schedules

All of the financial statement schedules to be filed as part of the Annual report on Form 10-K are included in Item 8.

Exhibits

Exhibit
Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of June 7, 2004, by and between Sensytech, Inc. and Argon Engineering Associates, Inc. (incorporated by reference to Exhibit 2.1 of registrant’s Registration Statement on Form S-4 filed on July 16, 2004, Registration Statement No. 333-117430)
3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 of registrant’s Registration Statement on Form S-1 filed on August 26, 2002, Registration Statement No. 333-98757)
3.1.1	Amendment to the registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 the registrant’s Current Report on Form 8-K covering Items 2.10, 5.01, 5.02, 8.01 and 9.01 of Form 8-K, filed October 5, 2004).
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 13(a)(i) of registrant’s Report on Form 10-KSB for the Year Ended September 30, 2001, Commission File No. 000-08193)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement on Form S-1 filed on August 26, 2002, Registration Statement No. 333-987570)
10.1	Amended and Restated Line of Credit Agreement with Bank of America (incorporated by reference to Exhibit 10.1 of registrant’s Registration Statement on Form S-1 filed on August 26, 2002, Registration Statement No. 333-98757)
10.1.1	Third Amendment to Second Amended and Restated Financing and Security Agreement (incorporated by reference to Exhibit 10.1 of registrant’s Report on Form 10-Q for the quarter ended March 31, 2004, Commission File No. 000-08193)
10.2+	The Sensytech, Inc. 2002 Stock Incentive Plan (incorporated by reference to registrant’s Schedule 14A filed with the Commission on April 22, 2002, Commission File No. 000-08193)
10.3*+	Argon Engineering Associates, Inc. Stock Plan
10.4+	Retention Agreement dated February 17, 2004, by and between the registrant and Donald F. Fultz (incorporated by reference to Exhibit 10.3 of registrant’s Registration Statement on Form S-4 filed on July 16, 2004, Registration Statement No. 333-117430)
10.5+	Retention Agreement dated February 17, 2004, by and between the registrant and S. Kent Rockwell (incorporated by reference to Exhibit 10.4 of registrant’s Registration Statement on Form S-4 filed on July 16, 2004, Registration Statement No. 333-117430)
16.1	Letter of PricewaterhouseCoopers LLP regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the registrant’s Current Report on Form 8-K covering Items 4.01 and 9.01 of Form 8-K, filed October 5, 2004)
16.2	Letter of Watkins, Meegan, Dury & Company, L.L.C. regarding change in certifying accountant (incorporated by reference to Exhibit 16.2 to the registrant’s Current Report on Form 8-K covering Items 4.01 and 9.01 of Form 8-K, filed October 5, 2004)
21.1*	Subsidiaries of the registrant
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act
31.2*	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act
32.1**	Certification pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act and Section 1350 of Chapter 63 of Title 8 of the United States Code

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan or arrangement

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGON ST, INC. (Registrant)
By:	/s/ Terry L. Collins
Terry L. Collins, Ph.D.
Chairman and Chief Executive Officer

Date: December 14, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ Terry L. Collins	Chairman and Chief Executive Officer

Terry L. Collins
Date: December 14, 2004

/s/ S. Kent Rockwell	Vice Chairman and Vice President, Corporate Development

S. Kent Rockwell
Date: December 14, 2004

/s/ Victor F. Sellier	Vice President, Business Operations and Director

Victor F. Sellier
Date: December 14, 2004

/s/ Thomas E. Murdock	Vice President, Strategic Planning and Director

Thomas E. Murdock
Date: December 14, 2004

/s/ Donald F. Fultz	Chief Financial Officer (Principal Financial and Accounting Officer)

Donald F. Fultz
Date: December 14, 2004

/s/Delores M. Etter	Director

Delores M. Etter, Ph.D.
Date: December 14, 2004

/s/David C. Karlgaard	Director

David C. Karlgaard
Date: December 14, 2004

/s/ Peter A. Marino	Director

Peter A. Marino
Date: December 14, 2004

/s/Robert McCashin	Director

Robert McCashin
Date: December 14, 2004

Signature	Title
/s/John Irvin	Director

John Irvin
Date: December 14, 2004

/s/Lloyd A. Semple	Director

Lloyd A. Semple
Date: December 14, 2004