Form 10-Q
period 2005-01-02
ARGON ST, Inc.
filed 2005-02-09
CIK 26537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 2, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from _______________ to ________________

Commission File Number 000-08193

ARGON ST, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-1873250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12701 Fair Lakes Circle, Suite 800, Fairfax, Virginia 22033

(Address of principal executive offices)

Registrant’s telephone number (703) 322-0881

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑       No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☑       No ☐

     As of January 28, 2005, there were 19,739,369 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

ARGON ST, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED JANUARY 2, 2005

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at January 2, 2005 and September 30, 2004	3

Condensed Consolidated Statements of Earnings for the fiscal quarters ended January 2, 2005 and December 28, 2003	4

Condensed Consolidated Statements of Cash Flows for the fiscal quarters ended January 2, 2005 and December 28, 2003	5

Notes to Condensed Consolidated Financial Statements	6-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

Exhibits	22-24

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 2, 2005	September 30, 2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$42,429,000	$29,732,000
Accounts receivable, net	66,463,000	59,716,000
Inventory	1,922,000	1,574,000
Deferred income tax asset	4,937,000	4,822,000
Prepaids and other	1,469,000	1,288,000

TOTAL CURRENT ASSETS	117,220,000	97,132,000
Property, equipment and software, net	14,461,000	13,949,000
Goodwill	107,776,000	107,776,000
Intangibles, net	1,947,000	2,190,000
Other assets	654,000	694,000

TOTAL ASSETS	$242,058,000	$221,741,000

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$13,897,000	$12,727,000
Accrued salaries and related expenses	8,413,000	10,606,000
Deferred revenue	45,295,000	28,336,000
Notes payable - current portion	226,000	226,000
Income taxes payable	705,000	5,810,000
Deferred rent	200,000	200,000

TOTAL CURRENT LIABILITIES	68,736,000	57,905,000
Deferred income tax liability, long term	1,805,000	1,901,000
Notes payable, net of current portion	—	56,000
Deferred rent	954,000	954,000
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Common stock:
$.01 Par Value, 25,000,000 shares authorized, 19,765,934 and 19,468,734 shares issued at January 2, 2005 and September 30, 2004	198,000	195,000
Additional paid in capital	153,758,000	149,043,000
Treasury stock at cost, 126,245 shares	(534,000)	(534,000)
Retained earnings	17,141,000	12,221,000

TOTAL STOCKHOLDERS’ EQUITY	$170,563,000	$160,925,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$242,058,000	$221,741,000

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Fiscal Quarter Ended
	January 2, 2005	December 28, 2003

CONTRACT REVENUES	$56,510,000	$27,293,000

COST OF REVENUES	45,338,000	23,259,000

GENERAL AND ADMINISTRATIVE EXPENSES	3,335,000	1,734,000

INCOME FROM OPERATIONS	7,837,000	2,300,000
OTHER INCOME (EXPENSE)
Interest income	140,000	8,000
Interest expense	(2,000)	—

	138,000	8,000

INCOME BEFORE INCOME TAXES	7,975,000	2,308,000
PROVISION FOR INCOME TAXES	3,055,000	851,000

NET INCOME	$4,920,000	$1,457,000

EARNINGS PER SHARE (Basic)	$0.25	$0.12

EARNINGS PER SHARE (Diluted)	$0.24	$0.11

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	19,423,000	12,267,000

Diluted	20,415,000	13,316,000

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Fiscal Quarter Ended
	January 2, 2005	December 28, 2003
Cash flows from operating activities
Net income	$4,920,000	$1,457,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,369,000	328,000
Deferred income tax (benefit) provision	(211,000)	—
Change in:
Billed accounts receivable	1,039,000	(10,743,000)
Unbilled accounts receivable	(7,786,000)	1,081,000
Inventory	(348,000)
Prepaids and other	(166,000)	(141,000)
Accounts payable and accrued expenses	1,170,000	(2,689,000)
Accrued salaries and related expenses	(2,193,000)	(1,476,000)
Deferred revenue	16,959,000	10,587,000
Income taxes payable	(2,735,000)	851,000
Deferred rent	—	(21,000)

Net cash provided by (used in) operating activities	12,018,000	(766,000)
Cashflows from investing activities
Acquisitions of property, equipment and software	(1,613,000)	(479,000)

Net cash used in investing activities	(1,613,000)	(479,000)

Cash flows from financing activities
Payment on note payable	(56,000)	(34,000)
Retirement of common stock	—	(213,000)
Proceeeds from exercise of stock options	1,872,000	28,000
Proceeeds from employee stock purchase plan exercise	476,000	—

Net cash provided by (used in) financing activities	2,292,000	(219,000)

Net increase (decrease) in cash and cash equivalents	12,697,000	(1,464,000)
Cash and cash equivalents, beginning of period	29,732,000	4,100,000

Cash and cash equivalents, end of period	$42,429,000	$2,636,000

Supplemental disclosure
Income taxes paid	$6,000,000	$—

Note payable issued for stock redemption	$—	$451,000

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. Operating results for the fiscal quarter ended January 2, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in Argon ST, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

     Argon ST maintains a September 30 fiscal year-end for annual financial reporting purposes. Argon ST presents its interim periods ending on the Sunday closest to the end of the month for each quarter consistent with labor and billing cycles. As a result, each quarter of each year may contain more or less days than other quarters of the year. Management does not believe that this practice has a material effect on quarterly results.

     Argon ST records contract revenue and cost for interim reporting purposes based on annual provisional approved indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During the interim reporting periods, variances may accumulate between the actual indirect rates and the annual provisional approved rates. All timing-related indirect spending variances are included in unbilled receivables during these interim reporting periods. This accounting policy is based on management’s belief that such variances will be absorbed by expected contract activities and control of costs during the remainder of the year. These rates are reviewed regularly and adjustments for any material permanent variances are recorded in the period they become determinable.

     As further described in Note 3, on September 29, 2004, Argon Engineering Associates, Inc. (“Argon Engineering”) merged with a wholly owned subsidiary of Sensytech, Inc. (“Sensytech”). As a result of this merger, each outstanding share of Argon Engineering stock was converted into two shares of Sensytech common stock. Immediately following the merger, the combined company was renamed Argon ST, Inc. (“Argon ST”).

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

     The names Argon ST, Sensytech, and Argon Engineering are used throughout this report. Argon ST, also the Company, refers to the entity created by the merger of Argon Engineering and Sensytech. Argon Engineering refers to Argon Engineering Associates, Inc. which operated as a stand alone private company until the September 29, 2004 merger with Sensytech. Sensytech refers to Sensytech Inc., which, combined with its wholly-owned subsidiaries, made up the publicly held entity Sensytech until the September 29, 2004, merger with Argon Engineering.

     Argon Engineering historically operated in a single business segment. Subsequent to the merger, Argon ST management reviewed its business operations and has determined that it operates in a single homogeneous business segment. The financial information is reviewed and evaluated by the chief operating decision maker on a consolidated basis relating to the single business segment. Argon ST sells similar products and services that exhibit similar economic characteristics to similar classes of customers, primarily the US Government. Revenue is internally reviewed monthly by our management on an individual contract basis as a single business segment.

2. EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during each period. The following summary is presented for the fiscal quarters ended January 2, 2005 and December 28, 2003:

	Fiscal quarter ended
	January 2, 2005	December 28, 2003
Net Income	$4,920,000	$1,457,000
Weighted Average Shares Outstanding — Basic	19,423,000	12,267,000

Basic Earnings per Share	$0.25	$0.12
Effect of Dilutive Securities:
Net Shares Issuable Upon Exercise of Stock Options	992,000	1,049,000
Weighted Average Shares Outstanding — Diluted	20,415,000	13,316,000
Diluted Earnings per Share	$0.24	$0.11

3. MERGER

     On September 29, 2004, a wholly owned subsidiary of Sensytech merged with and into Argon Engineering whereby each outstanding share of Argon Engineering common stock was exchanged for two shares of Sensytech common stock. As a result of the merger, the former Argon Engineering stockholders acquired approximately 65.6% of the issued and outstanding shares of Sensytech common stock. In accordance with SFAS 141 “Business Combinations”, the merger was accounted for as a reverse acquisition, whereby Argon Engineering was deemed to have acquired Sensytech for financial reporting purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements presented for periods prior to the acquisition date are the statements of Argon Engineering except for stockholders’ equity which has been retroactively restated for the equivalent number of shares of the legal acquirer.

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

     The following unaudited condensed pro forma results of operations reflect the pro forma combination of Argon Engineering and Sensytech as if the combination had occurred at the beginning of the period presented, compared with the actual results of operations of Argon Engineering for the same period.

	Fiscal quarter ended
	December 28, 2003
	Historical	Pro forma
Revenue	$27,293,000	39,958,000
Income from operations	2,300,000	3,400,000
Net income	1,457,000	2,109,000

Basic earnings per share	$0.12	$0.11
Diluted earnings per share	$0.11	$0.11

Basic wt average shares	12,267,000	18,766,000
Diluted wt average shares	13,316,000	19,992,000

     Pro forma revenues attributable to Sensytech were $12,665,000 for the fiscal quarter ended December 28, 2003. Pro forma income from operations and net income attributable to Sensytech were $1,458,000 and $873,000, respectively for the fiscal quarter ended December 28, 2003. Pro forma depreciation and amortization on the write up of tangible and intangible assets, in accordance with SFAS 141, was $115,000 and $243,000 respectively for the fiscal quarter ended December 28, 2003 and the after tax effect was $221,000.

4. STOCK-BASED COMPENSATION

     Argon ST accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations using the intrinsic value method. Argon ST complies with the disclosure provisions of Financial Accounting Board Statement No. 123, “Accounting for Stock-based Compensation,” (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Had compensation cost been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, net earnings per share for the fiscal quarters ended January 2, 2005 and December 28, 2003 would have been reduced to the pro forma amounts indicated below.

	Fiscal quarter ended
	January 2, 2005	December 28, 2003
Net income as reported	$4,920,000	$1,457,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	348,000	34,000

Pro forma net income	$4,572,000	$1,423,000

	Fiscal quarter ended
	January 2, 2005	December 28, 2003
Earnings per share:
Basic – as reported	$0.25	$0.12
Basic – pro forma	$0.25	$0.12
Earnings per share:
Diluted – as reported	$0.24	$0.11
Diluted – pro forma	$0.22	$0.11

5. REVOLVING LINE OF CREDIT

     The Company has a $15,000,000 line of credit with Bank of America, which expires on February 28, 2006. The total borrowing base generally cannot exceed the sum of 90% of qualified government accounts receivable and 80% of qualified non-government accounts receivable. The line of credit less the letters of credit provided loan availability of $14,423,000 at January 2, 2005. The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes. At January 2, 2005, there were no borrowings under the line of credit. A stand-by letter of credit is issued to certain foreign customers in lieu of posting a performance bond. Letters of credit are also used to cover certain contract prepayments received from foreign customers. Total letters of credit at January 2, 2005 were $578,000.

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

6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) requires that the compensation cost related to share-based payment transactions be recognized in financial statements. Companies will be required to apply Statement 123(R) as of the first interim period or fiscal year beginning after June 15, 2005. The Company has not yet concluded what impact the adoption of Statement 123(R) may have on its results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The names Argon ST, Sensytech, and Argon Engineering are used throughout this discussion. Argon ST, also the Company, refers to the entity created by the merger of Argon Engineering and Sensytech. Argon Engineering refers to Argon Engineering Associates, Inc. which operated as a stand alone private company until the September 29, 2004 merger with Sensytech. Sensytech refers to Sensytech Inc., which, combined with its wholly-owned subsidiaries made up the publicly held entity Sensytech until the September 29, 2004, merger with Argon Engineering.

     The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and accompanying notes as well as our annual report on Form 10-K for the fiscal year ended September 30, 2004.

Forward-looking Statements

     Statements in this filing which are not historical facts are forward-looking statements under the provision of the Private Securities Litigation Reform Act of 1955. Such forward-looking statements include, without limitation, statements with respect to total estimated remaining contract values and the Company’s expectations regarding the U.S. government’s procurement activities. All forward-looking statements involve risks and uncertainties. These statements are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions or results may materially differ from the anticipated events, transactions or results described in such statements. The Company’s ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. In addition to those risks specifically mentioned in this report and in the other reports filed by the Company with the Securities and Exchange Commission (including the Company’s Form 10-K for the fiscal year ended September 30, 2004), such risks and uncertainties include, but are not limited to: the availability of U.S. government funding for the Company’s products and services; changes in the U.S. federal government procurement laws, regulations, policies and budgets (including changes to respond to budgetary constraints and cost-cutting initiatives); the number and type of contracts and task orders awarded to the Company; the exercise by the government of options to extend the Company’s contracts; the Company’s ability to retain contracts during any rebidding process; difficulties in developing and producing operationally advanced technology systems; the timing and customer acceptance of contract deliverables; the Company’s ability to attract and retain qualified personnel, including technical personnel; charges from any future impairment reviews; the future impact of any acquisitions or divestitures the Company may make; the competitive environment for defense and intelligence information technology products and services; general economic, business and political conditions domestically and internationally; and other factors affecting the Company’s business that are beyond the Company’s control. All of the forward-looking statements should be considered in light of these factors. You should not put undue reliance on any forward-looking statements. The Company undertakes no obligation to update these forward-looking statements to reflect new information, future events or otherwise, except as provided by law.

Overview

General

     Argon ST designs, develops, and manufactures systems and sensors for the Intelligence, Surveillance, and Reconnaissance markets including signals intelligence (SIGINT), electronic support measures (ESM), electronic warfare (EW), imaging and acoustic systems serving domestic and worldwide markets. These systems are used for threat warning and monitoring, simulation, force protection, and communication. Recently, Argon ST has begun to use the technology developed for these systems in other applications, such as software radios, high accuracy targeting, counter-terrorism, and wideband communications.

Basis of Discussion/Acquisition

     On September 29, 2004, a wholly owned subsidiary of Sensytech merged with and into Argon Engineering in an acquisition whereby each outstanding share of Argon Engineering common stock was converted into two shares of Sensytech common stock. As a result of the merger, the former Argon Engineering stockholders acquired approximately 65.6% of the issued and outstanding shares of Sensytech common stock. As part of the overall transaction, Sensytech changed its name to ARGON ST, Inc. While Sensytech was the legal acquirer, the acquisition was accounted for as a reverse acquisition, whereby Argon Engineering was deemed to have acquired Sensytech for financial reporting purposes.

     Management’s discussion and analysis addresses the Company’s historical results of operations and financial condition as shown in its consolidated financial statements for the fiscal quarters ended January 2, 2005 and December 28, 2003. Consistent with the reverse acquisition accounting treatment applied to the merger, the historical financial statements of the Company presented in this Form 10-Q for periods prior to the acquisition date are the statements of Argon Engineering (except for stockholders’ equity which has been retroactively restated for the equivalent number of shares of the Company as the legal acquirer). Therefore, the consolidated historical financial statements included in this Form 10-Q differ from the consolidated historical financial statements of the Company as previously reported. The operations of the former Sensytech businesses have been included in the financial statements from the date of acquisition.

Revenues

     Argon ST’s revenues are primarily generated from the design, development, installation and support of complex sensor systems under contracts primarily with the U.S. Government and major domestic prime contractors, as well as with foreign governments, agencies and defense contractors.

     Argon ST’s contracts can be divided into three major types: cost reimbursable contracts, fixed price, and time and material contracts. Cost reimbursable contracts are primarily used for system design and development activities involving considerable risks to the contractor, including risks related to cost estimates on complex systems, performance risks associated with real time signal processing, embedded software, high performance hardware requirements that are not fully understood by the customer or the company, the development of technology that has never been used, and interfaces with other systems that are in development or are obsolete without adequate documentation. Fees under these contracts are usually fixed at the time of negotiation; however, in some cases the fee is an incentive or award fee based on cost, schedule, and performance or a combination of those factors. Although the government customer assumes the cost risk on these contracts, the contractor is not allowed to exceed the cost ceiling on the contract without the approval of the customer.

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

     The following table represents the Company’s revenue concentration by contract type for the fiscal quarters ended January 2, 2005 and December 28, 2003:

	Fiscal Quarter Ended	Fiscal Quarter Ended
Contract Type	January 2, 2005	December 28, 2003
Cost Reimbursable Contracts	16%	21%

Firm Fixed Price Contracts	79%	75%

Time and Material Contracts	5%	4%

     Generally, the Company experiences revenue growth when systems move from the development stage to the production stage due to increases in sales volumes from production of multiple systems and as the Company adds new customers or is successful in selling new systems to existing customers. Argon ST’s current production work has been derived from programs for which the Company has performed the initial development work. These programs are next generation systems replacing existing, obsolete systems that were developed by other companies. Argon ST was able to displace these companies primarily on the basis of technological capability. Argon ST believes that the current state of world affairs and the U.S. government’s emphasis on protecting U.S. citizens will cause funding of these programs to continue.

Backlog

     The Company’s backlog consists of the following:

	January 2,	December 28,
	2005	2003
Funded	$218,022,000	$149,991,000
Unfunded	1,842,000	29,392,000

Total	$219,864,000	$179,383,000

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

     In general, most of Argon ST’s backlog results in sales in subsequent fiscal years, as the Company maintains very minimal inventory and therefore the lead time on ordering and receiving material and increasing staff to execute programs has a lag time of several months from the receipt of order.

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

Research and Development

     Argon ST conducts internally funded research and development into complex signal processing, system and software architectures, and other technologies that are important to continued advancement of its systems and are of interest to its current and prospective customers. In the fiscal quarters ending January 2, 2005 and December 28, 2003, internal research and development expenditures (“IRAD”) were $1,416,000 and $683,000, representing 2% of revenues in each period. The increase of $733,000 represents a consistent expenditure of IRAD funds as a percentage of revenue.

     Internal research and development is a small portion of Argon ST’s overall research and development, as government funded research and development constitutes the majority of the Company’s activities in this area. Most of Argon ST’s cost type contracts are research and development contracts, and historically more than 30% of Argon ST’s fixed price contract work has been of a research and development nature.

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

     Argon ST historically has recorded the AN/SLQ-25A Surface Ship Torpedo Defense System (SSTD) contract at zero margin. Revenue from this contract amounted to approximately 3.3% of Argon ST’s revenues in the fiscal quarter ending January 2, 2005 and approximately 6.4% of the pro forma revenues for the fiscal quarter ending December 28, 2003 (see “Pro Forma Financial Results of Operation” below). This contract was acquired as part of Sensytech’s acquisition of certain assets of FEL Corporation during 2002 and was performing at a potential loss at the date of acquisition. Based on the historical experience of awarded change orders on the SSTD contract and Argon ST’s ongoing discussions with the customer, Argon ST has deemed future change orders probable to enable the contract to break even (i.e., eliminating any potential loss on the contract). Argon ST has favorably performed under the contract since the date the contract was acquired from FEL Corporation and management has worked with the customer to reduce any potential loss through change orders approved to date. As of January 2, 2005 there have been 22 change orders awarded for a total contract value of $38,394,000. While management currently estimates that the contract will be profitable, the profitability is dependent upon future change orders, expected by management, but that have not yet been finalized. Based upon the current funding of the contract, should no additional funding be received, a loss of approximately $1,800,000 would be recognized. However, after considering the effect of anticipated change orders, the Company projects the contract to complete at a modest profit. Change orders are under continuous negotiation with the customer. When these change orders are received, Argon ST will reassess the contract based on current estimates, and such reassessments are currently expected to result in increases to the margins recorded on the contract. Such increases would impact operations in the period such change orders are finalized as well as future periods. If such change orders are not finalized under currently expected terms, or if Argon ST does not perform as expected under the contract, contract losses may be required to be accrued. Management expects that the change orders to be received in the first half of fiscal year 2005 will be sufficient to enable the contract to realize a marginal profit projected to begin in the third quarter of fiscal year 2005 and continuing through the completion date of the contract in fiscal year 2008. Until such time, Argon ST will continue to recognize zero margin on the contract.

Goodwill

     Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, companies no longer amortize goodwill, but instead test for impairment at least annually using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company will test for impairment annually in the fourth quarter beginning in fiscal year 2005

Award Fee Recognition

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

Historical Operating Results

Fiscal quarter ended January 2, 2005 compared to Fiscal quarter ended December 28, 2003

     The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the fiscal quarters ended January 2, 2005 and December 28, 2003:

	Fiscal quarter ended		Increase
	January 2, 2005	December 28, 2003	2005 Compared To 2004
Contract revenues	$56,510,000	$27,293,000	$29,217,000
Cost of revenues	$45,338,000	$23,259,000	$22,079,000
General and administrative expenses	$3,335,000	$1,734,000	$1,601,000
Provision for income taxes	$3,055,000	$851,000	$2,204,000
Net income	$4,920,000	$1,457,000	$3,463,000

Revenues:

     Revenues increased approximately 107% for the fiscal quarter ended January 2, 2005, as compared to the fiscal quarter ended December 28, 2003. The increase is attributable to the merger with Sensytech (see pro forma data below), the transition to full rate production on a major systems program and the awards of three major programs in fiscal year 2004 which experienced a high level of activity in the fiscal quarter ended January 2, 2005.

Cost of Revenues:

     Cost of revenues increased approximately 95% for the fiscal quarter ended January 2, 2005 as compared to the fiscal quarter ended December 28, 2003. The increase is attributable to the merger with Sensytech (see pro forma data below) and the related material and labor costs associated with the increased business volume from the Company’s fixed price production contracts. Cost of revenues as a percentage of revenues was 80% and 85% for the fiscal quarters ended January 2, 2005 and December 28, 2003, respectively. Labor cost increases have been controlled, as the Company has leveraged its growing software product line across a broader base of programs, thereby enabling it to achieve cost efficiencies in satisfying its program requirements for software deliveries. Material cost savings have been achieved as a result of improved pricing from vendors through the practice of purchasing in higher volumes across multiple programs.

General and Administrative Expenses:

     General and administrative expenses increased approximately 92% for the fiscal quarter ended January 2, 2005, as compared to the fiscal quarter ended December 28, 2003. The increase was due to an increase in salaries and other related costs associated with the merger with Sensytech.

Interest Income and Interest Expense:

     Interest income increased approximately $132,000 for the fiscal quarter ended January 2, 2005, as compared to the fiscal quarter ended December 28, 2003. This increase was a result of much higher average cash balances due to favorable terms related to milestone payments under certain fixed price contracts, which allowed for investment in higher yield short-term investments resulting in higher average interest rates during the fiscal quarter ended January 2, 2005 compared to the fiscal quarter ended December 28, 2003. Interest expense was not significant in the fiscal quarters ended January 2, 2005 and December 28, 2003.

Income Tax Expense:

     The Company’s effective income tax rate increased to 38.3% for the fiscal quarter ended January 2, 2005, compared to an effective rate of 36.9% for the fiscal quarter ended December 28, 2003. This increase was primarily due to the reduced impact that the research and development tax credit had on the fiscal 2005 period effective tax rate compared to the fiscal 2004 period effective tax rate and higher statutory tax rate of 35%.

Net Income:

     As a result of the above, net income increased approximately $3.46 million, or 238%, for the fiscal quarter ended January 2, 2005 compared to the fiscal quarter ended December 28, 2003. The effect of increased sales volume, the merger with Sensytech and the cost savings noted above has yielded increased net income for the fiscal quarter ended January 2, 2005.

Pro forma Financial Results of Operations

     The following unaudited condensed combined pro forma results of operations reflect the pro forma combination of the Argon Engineering and the acquired Sensytech business as if the combination had occurred at the beginning of the period presented, compared with the historical results of operations for Argon Engineering for the same period.

     These unaudited pro forma condensed combined results of operations were prepared based on the historical financial statements of Argon Engineering, and the historical financial statements of Sensytech, adjusted in accordance with SFAS No. 141 as presented in note 3 of the accompanying financial statements. The unaudited pro forma condensed combined results of operations do not purport to represent what Argon ST’s results of operations would have been if such transaction had occurred at the beginning of the period presented, and are not necessarily indicative of Argon ST’s future results.

	Fiscal quarter ended
	December 28, 2003
	Historical	Pro forma
Revenue	$27,293,000	39,958,000
Income from operations	2,300,000	3,400,000
Net income	1,457,000	2,109,000

Basic earnings per share	$0.12	$0.11
Diluted earnings per share	$0.11	$0.11

Basic wt average shares	12,267,000	18,766,000
Diluted wt average shares	13,316,000	19,992,000

     Pro forma revenues attributable to Sensytech were $12,665,000 for the fiscal quarter ended December 28, 2003. Pro forma income from operations and net income attributable to Sensytech were $1,458,000 and $873,000, respectively for the fiscal quarter ended December 28, 2003. Pro forma depreciation and amortization on the write up of tangible and intangible assets, in accordance with SFAS 141, was $115,000 and $243,000 respectively for the fiscal quarter ended December 28, 2003 and the after tax effect was $221,000.

Analysis of Liquidity and Capital Resources

     Argon ST’s primary source of liquidity is cash provided by operations. On January 2, 2005, Argon ST had cash of $42,429,000 compared to cash of $29,732,000 on September 30, 2004. This increase in cash of $12,697,000 was the result of net income earned during fiscal quarter ending January 2, 2005 of $4,920,000 and an increase in deferred revenue of $16,959,000, partially offset by an increase in billed and unbilled receivables of $6,747,000.

     Argon ST has a $15,000,000 line of credit with Bank of America. The line of credit is for two years and is set to expire on February 28, 2006. The total borrowing base generally cannot exceed the sum of 90% of qualified government accounts receivable and 80% of qualified non-government accounts receivable. Total letters of credit at January 2, 2005 were $578,000. The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes. At January 2, 2005, there were no borrowings under the line of credit. The line of credit less the letters of credit provided loan availability of $14,423,000 at January 2, 2005. Based on current backlog, planned contract revenue, and planned capital expenditures, Argon ST does not anticipate the need for any cash other than cash generated from operations during the next twelve months. This planning does not assume any acquisitions that would require cash.

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

     Net cash provided by operating activities was $12,018,000 in the fiscal quarter ending January 2, 2005, compared to net cash used in operating activities of $766,000 in fiscal quarter ending December 28, 2003. The increase in net cash from operating activities for fiscal quarter ending January 2, 2005 period compared to the fiscal quarter ending December 28, 2003 was primarily caused by an increase in deferred revenues of $6,372,000 and an increase in accounts payable and accrued expenses of $3,859,000 and a decrease in the sum of billed and unbilled receivables of $2,915,000, partially offset by a decrease in income taxes payable. The increase in deferred revenue resulted from event-based payments received on firm fixed-price contracts that the Company accounts for as deferred revenue and subsequently recognizes as revenue over time as costs are incurred and revenue recognition criteria are met. During the quarter ended January 2, 2005, the Company made a tax payment of $6,000,000.

     Net cash used by investing activities was $1,613,000 in the fiscal quarter ending January 2, 2005, compared to $479,000 in the fiscal quarter ending December 28, 2003. The increase in cash used by investing activities was due to the acquisition of test equipment, computer resources, software, and other infrastructure to support the general operations of Argon ST. It is expected that these costs will continue as Argon ST replaces older equipment and will increase in approximately the same proportion as Argon ST’s employee base increases.

     Net cash provided by financing activities was $2,292,000 in fiscal quarter ending January 2, 2005 as compared to net cash used in financing activities of $219,000 in fiscal quarter ending December 28, 2003. The increase in cash provided by financing activities is primarily the result of proceeds from exercises of stock options and purchases of common stock under the Company’s employee stock plan. During the quarter ended December 28, 2003, Argon ST purchased and retired $664,000 of common stock and in connection with the repurchase, issued a note payable of $451,000 of which $226,000 is outstanding as of January 2, 2005.

Contractual Obligations and Commitments

     Contractual Cash Obligations:

		Due in	Due in	Due in	Due in	Due in
	Total	2005	2006	2007	2008	2009	Thereafter
Operating leases	$29,502,000	$4,204,000	$5,371,000	$5,329,000	$5,328,000	$3,229,000	$6,041,000
Note Payable	226,000	170,000	56,000	—	—	—	—
Line of credit	—	—	—	—	—	—	—

Total	$29,728,000	$4,374,000	$5,427,000	$5,329,000	$5,328,000	$3,229,000	$6,041,000

     Other Commercial Commitments:

	Total	Less Than 1 Year	1-3 Years
Letters of credit	$578,000	$38,000	$540,000

     Argon ST has no long-term debt obligations, capital lease obligations, other operating lease obligations, contractual purchase obligations, or other long-term liabilities other than those shown above. Argon ST also has no off-balance sheet arrangements of any kind.

Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) requires that the compensation cost related to share-based payment transactions be recognized in financial statements. Companies will be required to apply Statement 123(R) as of the first interim period or fiscal year beginning after June 15, 2005. The Company has not yet concluded what impact the adoption of Statement 123(R) may have on its results of operations or financial position.

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

Interest Rates:

     Argon ST’s line of credit financing provides available borrowing to it at a variable interest rate tied to the prime interest rate. There were no outstanding borrowings under this line of credit at January 2, 2005. Accordingly, Argon ST does not believe that any movement in interest rates would have a material impact on future earnings or cash flows

Foreign Currency:

     Argon ST has contracts to provide services to U.S. approved foreign countries. Argon ST’s foreign sales contracts require payment in U.S. dollars, and therefore are not affected by foreign currency fluctuations. Argon ST occasionally issues orders or subcontracts to foreign companies in local currency. The current obligations to foreign companies are of an immaterial amount and the Company believes the associated currency risk is also immaterial.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The information called for by this item is provided under Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES

(a)	The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	During the last quarter, there were no significant changes in the Company’s internal controls or in other factors that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 of registrant’s Registration Statement on Form S-1 filed on August 26, 2002, Registration Statement No. 333-98757)

3.1.1	Amendment to the registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 the registrant’s Current Report on Form 8-K covering Items 2.10, 5.01, 5.02, 8.01 and 9.01 of Form 8-K, filed October 5, 2004).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 13(a)(i) of registrant’s Report on Form 10-KSB for the Year Ended September 30, 2001, Commission File No. 000-08193)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement on Form S-1 filed on August 26, 2002, Registration Statement No. 333-987570)

10.1	Amended and Restated Line of Credit Agreement with Bank of America (incorporated by reference to Exhibit 10.1 of registrant’s Registration Statement on Form S-1 filed on August 26, 2002, Registration Statement No. 333-98757)

10.1.1	Third Amendment to Second Amended and Restated Financing and Security Agreement (incorporated by reference to Exhibit 10.1 of registrant’s Report on Form 10-Q for the quarter ended March 31, 2004, Commission File No. 000-08193)

10.2+	The Sensytech, Inc. 2002 Stock Incentive Plan (incorporated by reference to registrant’s Schedule 14A filed with the Commission on April 22, 2002, Commission File No. 000-08193)

10.3+	Argon Engineering Associates, Inc. Stock Plan

10.4 +	Retention Agreement dated February 17, 2004, by and between the registrant and Donald F. Fultz (incorporated by reference to Exhibit 10.3 of registrant’s Registration Statement on Form S-4 filed on July 16, 2004, Registration Statement No. 333-117430)

10.5+	Retention Agreement dated February 17, 2004, by and between the registrant and S. Kent Rockwell (incorporated by reference to Exhibit 10.4 of registrant’s Registration Statement on Form S-4 filed on July 16, 2004, Registration Statement No. 333-117430)

31.1*	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

31.2*	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

32.1**	Certification pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act and Section 1350 of Chapter 63 of Title 8 of the United States Code

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan or arrangement

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGON ST, INC. (Registrant)

By: /s/ Terry L. Collins

Terry L. Collins, Ph.D. Chairman and Chief Executive Officer

/s/ Donald F. Fultz

Donald F. Fultz Chief Financial Officer

Date: February 9, 2005