Form 10-Q
period 2005-04-03
ARGON ST, Inc.
filed 2005-05-11
CIK 26537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 3, 2005

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

Yes ☑ No ☐

          As of May 3, 2005, there were 19,813,189 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

ARGON ST, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED APRIL 3, 2005

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at April 3, 2005 and September 30, 2004	3

	Condensed Consolidated Statements of Earnings for the Second Quarter and Six Months ended April 3, 2005 and March 28, 2004	4

	Condensed Consolidated Statements of Cash Flows for the Six Months ended April 3, 2005 and March 28, 2004	5

	Notes to Condensed Consolidated Financial Statements	6-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		23

Exhibits		24-28

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 3, 2005	September 30, 2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,221,000	$29,732,000
Accounts receivable, net	64,794,000	59,716,000
Inventory	1,921,000	1,574,000
Deferred income tax asset	5,008,000	4,822,000
Prepaids and other	1,482,000	1,288,000

TOTAL CURRENT ASSETS	105,426,000	97,132,000
Property, equipment and software, net	14,668,000	13,949,000
Goodwill	107,776,000	107,776,000
Intangibles, net	1,704,000	2,190,000
Other assets	686,000	694,000

TOTAL ASSETS	$230,260,000	$221,741,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$12,017,000	$12,727,000
Accrued salaries and related expenses	9,775,000	10,606,000
Deferred revenue	27,326,000	28,336,000
Notes payable — current portion	170,000	226,000
Income taxes payable	839,000	5,810,000
Deferred rent	61,000	200,000

TOTAL CURRENT LIABILITIES	50,188,000	57,905,000
Deferred income tax liability, long term	1,591,000	1,901,000
Notes payable, net of current portion	—	56,000
Deferred rent	1,382,000	954,000
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Common stock:
$.01 Par Value, 100,000,000 shares authorized, 19,928,214 and 19,468,734 shares issued at April 3, 2005 and September 30, 2004	199,000	195,000
Additional paid in capital	155,349,000	149,043,000
Treasury stock at cost, 126,245 shares	(534,000)	(534,000)
Retained earnings	22,085,000	12,221,000

TOTAL STOCKHOLDERS’ EQUITY	$177,099,000	$160,925,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$230,260,000	$221,741,000

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	Second Quarter Ended		Six Months Ended
	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
CONTRACT REVENUES	$55,952,000	$22,683,000	$112,462,000	$49,976,000

COST OF REVENUES	43,641,000	17,887,000	88,979,000	41,146,000

GENERAL AND ADMINISTRATIVE EXPENSES	4,496,000	1,744,000	7,831,000	3,478,000

INCOME FROM OPERATIONS	7,815,000	3,052,000	15,652,000	5,352,000
OTHER INCOME (EXPENSE)
Interest income	205,000	42,000	345,000	50,000
Interest expense	(7,000)	(4,000)	(9,000)	(4,000)

	198,000	38,000	336,000	46,000

INCOME BEFORE INCOME TAXES	8,013,000	3,090,000	15,988,000	5,398,000
PROVISION FOR INCOME TAXES	3,069,000	1,141,000	6,124,000	1,992,000

NET INCOME	$4,944,000	$1,949,000	$9,864,000	$3,406,000

EARNINGS PER SHARE (Basic)	$0.25	$0.16	$0.50	$0.28

EARNINGS PER SHARE (Diluted)	$0.24	$0.14	$0.48	$0.25

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	19,751,000	12,214,000	19,584,000	12,241,000

Diluted	20,676,000	13,328,000	20,537,000	13,322,000

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	April 3, 2005	March 28, 2004
Cash flows from operating activities
Net income	$9,864,000	$3,406,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,095,000	604,000
Deferred income tax (benefit) provision	(496,000)	—
Change in:
Billed accounts receivable	(3,424,000)	442,000
Unbilled accounts receivable	(1,654,000)	(2,250,000)
Inventory	(347,000)	—
Prepaids and other	(222,000)	42,000
Accounts payable and accrued expenses	(710,000)	(146,000)
Accrued salaries and related expenses	(831,000)	(1,169,000)
Deferred revenue	(1,010,000)	5,011,000
Income taxes payable	(1,931,000)	1,113,000
Deferred rent	289,000	230,000

Net cash provided by operating activities	1,623,000	7,283,000

Cashflows from investing activities
Acquisitions of property, equipment and software	(2,292,000)	(658,000)

Net cash used in investing activities	(2,292,000)	(658,000)

Cash flows from financing activities
Payment on note payable	(112,000)	(91,000)
Retirement of common stock	—	(233,000)
Proceeds from exercise of stock options	2,794,000	38,000
Proceeds from employee stock purchase plan exercise	476,000	—

Net cash provided by (used in) financing activities	3,158,000	(286,000)

Net increase in cash and cash equivalents	2,489,000	6,339,000
Cash and cash equivalents, beginning of period	29,732,000	4,100,000

Cash and cash equivalents, end of period	$32,221,000	$10,439,000

Supplemental disclosure
Income taxes paid	$8,485,000	$850,000

Note payable issued for stock redemption	$—	$451,000

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. Operating results for the periods ended April 3, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in Argon ST, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004. Certain reclassifications have been made to the prior year financial statements to conform to the 2005 presentation.

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

          The names Argon ST, Sensytech, and Argon Engineering are used throughout this report. Argon ST, also the Company, refers to the entity created by the merger of Argon Engineering and Sensytech. Argon Engineering refers to Argon Engineering Associates, Inc. which operated as a stand alone private company until the September 29, 2004 merger with Sensytech. Sensytech refers to Sensytech Inc., which, combined with its wholly-owned subsidiaries, made up the publicly held entity Sensytech until the September 29, 2004 merger with Argon Engineering.

          Argon Engineering historically operated in a single business segment. Subsequent to the merger, Argon ST management reviewed its business operations and has determined that it operates in a single homogeneous business segment. The Company’s financial information is reviewed and evaluated by the chief operating decision maker on a consolidated basis relating to the single business segment. Argon ST sells similar products and services that exhibit similar economic characteristics to similar classes of customers, primarily the US Government. Revenue is internally reviewed monthly by our management on an individual contract basis as a single business segment.

2.	EARNINGS PER SHARE

          Basic earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing the net income by the weighted average number of common and common equivalent shares outstanding during each period. The following summary of basic and diluted shares is presented for the periods indicated.

	Second Quarter Ended		Six Months Ended
	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
Net Income	$4,944,000	$1,949,000	$9,864,000	$3,406,000

Weighted Average Shares Outstanding – Basic	19,751,000	12,214,000	19,584,000	12,241,000

Effect of Dilutive Securities:
Net Shares Issuable Upon Exercise of Stock Options	925,000	1,114,000	953,000	1,081,000

Weighted Average Shares Outstanding – Diluted	20,676,000	13,328,000	20,537,000	13,322,000

Basic Earnings Per Share	$0.25	$0.16	$0.50	$0.28

Diluted Earnings Per Share	$0.24	$0.14	$0.48	$0.25

3.	MERGER

          On September 29, 2004, a wholly owned subsidiary of Sensytech merged with and into Argon Engineering in an acquisition whereby each outstanding share of Argon Engineering common stock was exchanged for two shares of Sensytech common stock. As a result of the merger, the former Argon Engineering stockholders acquired approximately 65.6% of the issued and outstanding shares of Sensytech common stock. In accordance with SFAS 141 “Business Combinations”, the merger was accounted for as a reverse acquisition, whereby Argon Engineering was deemed to have acquired Sensytech for financial reporting purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements presented for periods prior to the acquisition date are the statements of Argon Engineering, except for stockholders’ equity which has been retroactively restated for the equivalent number of shares of the legal acquirer.

          The Company has followed the guidance of SFAS No. 141 to record this purchase. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 1, 2001 and that goodwill, as well as any intangible assets believed to have an indefinite life, not be amortized for financial accounting purposes. The Company has recognized goodwill in the amount of $107,776,000 (none of which is tax deductible) in connection with this acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible

Assets,” the goodwill will be reviewed periodically to determine if there has been any impairment to its value. The Company will perform its annual impairment test in September of each fiscal year, unless circumstances or events indicate that an impairment test should be performed sooner.

          The following unaudited condensed pro forma results of operations reflect the pro forma combination of Argon Engineering and Sensytech as if the combination had occurred at the beginning of the period presented, compared with the actual results of operations of Argon Engineering for the same period.

	Second Quarter Ended		Six Months Ended
	March 28, 2004		March 28, 2004
	Historical	Pro forma	Historical	Pro forma
Revenue	$22,683,000	$36,702,000	$49,976,000	$76,660,000
Income from operations	3,052,000	4,341,000	5,352,000	7,741,000
Net income	1,949,000	2,759,000	3,406,000	4,868,000

Basic earnings per share	$0.16	$0.15	$0.28	$0.26
Diluted earnings per share	$0.14	$0.14	$0.25	$0.24

Basic wt average shares	12,214,000	18,749,000	12,241,000	18,758,000
Diluted wt average shares	13,328,000	20,025,000	13,322,000	20,006,000

          Pro forma revenues attributable to Sensytech were $14,019,000 and $26,684,000 for the second quarter and six months ended March 28, 2004, respectively. Pro forma income from operations attributable to Sensytech was $1,647,000 and $3,105,000 for the second quarter and six months ended March 28, 2004, respectively. Pro forma net income attributable to Sensytech was $1,031,000 and $1,904,000, for the second quarter and six months ended March 28, 2004, respectively. Pro forma depreciation and amortization on the write up of tangible and intangible assets, in accordance with SFAS 141, was $358,000 and $716,000 for the second quarter and six months ended March 28, 2004, respectively, and the after tax effect was $221,000 and $442,000, respectively.

4.	STOCK-BASED COMPENSATION

          Argon ST accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations using the intrinsic value method. Argon ST complies with the disclosure provisions of Financial Accounting Board Statement No. 123, “Accounting for Stock-based Compensation,” (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. The Company currently uses the Black-Scholes model to estimate the fair value of options under SFAS No. 123. Had compensation cost been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, net earnings per share for the periods presented would have been reduced to the pro forma amounts indicated below.

	Second Quarter Ended		Six Months Ended
	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
Net income as reported	$4,944,000	$1,949,000	$9,864,000	$3,406,000
Add: Stock-based employee compensation expense included included in reported net income, net of related tax effects	—	—	—	—
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	337,000	35,000	685,000	70,000

Pro forma net income	4,607,000	1,914,000	9,179,000	3,336,000

Earnings per share:
Basic – as reported	$0.25	$0.16	$0.50	$0.28
Basic – pro forma	$0.23	$0.16	$0.47	$0.27
Earnings per share:
Diluted – as reported	$0.24	$0.14	$0.48	$0.25
Diluted – pro forma	$0.22	$0.14	$0.45	$0.25

5.	REVOLVING LINE OF CREDIT

          The Company has a $15,000,000 line of credit with Bank of America, which expires on February 28, 2006. The total borrowing base generally cannot exceed the sum of 90% of qualified government accounts receivable and 80% of qualified non-government accounts receivable. The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes. At April 3, 2005, there were no borrowings under the line of credit. Stand-by letters of credit are issued to certain foreign customers in lieu of posting a performance bond. Letters of credit are also used to cover certain contract prepayments received from foreign customers and to satisfy domestic financial obligations. Total letters of credit at April 3, 2005 were $578,000. The line of credit less the letters of credit outstanding provided loan availability of $14,422,000 at April 3, 2005.

          The bank agreement establishes the interest rate at the LIBOR plus 200 to 285 basis points, determined by Argon ST’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. All borrowings under the line of credit are collateralized by all tangible assets of Argon ST. The agreement also contains various covenants as to dividend restrictions, working capital, tangible net worth, earnings and debt-to-equity ratios. Unused commitment fees of one quarter of one percent per annum are required. At April 3, 2005, the Company was in compliance with all covenants.

6.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) requires that the compensation cost related to share-based payment transactions be recognized in financial statements. In April 2005, the Securities and Exchange Commission issued Release 33-8568 which allows companies to implement Statement 123(R) at the beginning of the annual reporting period that begins after June 15, 2005. Consistent with the new rule, the Company intends to adopt Statement 123(R) in the first quarter of its 2006 fiscal year, and to implement the standard on a prospective basis. The Company has not yet concluded what impact the adoption of Statement 123(R) may have on its results of operations or financial position.

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

          Management’s discussion and analysis addresses the Company’s historical results of operations and financial condition as shown in its consolidated financial statements for the second quarter and six months ended April 3, 2005 and March 28, 2004, respectively. Consistent with the reverse acquisition accounting treatment applied to the merger, the historical financial statements of the Company presented in this Form 10-Q for periods prior to the acquisition date are the statements of Argon Engineering (except for stockholders’ equity which has been retroactively restated for the equivalent number of shares of the Company as the legal acquirer). Therefore, the consolidated historical financial statements included in this Form 10-Q differ from the consolidated historical financial statements of the Company as previously reported. The operations of the former Sensytech businesses have been included in the financial statements and other financial information from the date of acquisition.

Revenues

          Argon ST’s revenues are primarily generated from the design, development, installation and support of complex sensor systems under contracts primarily with the U.S. Government and major domestic prime contractors, as well as with foreign governments, agencies and defense contractors.

          Argon ST’s contracts can be divided into three major types: cost reimbursable contracts, fixed price contracts, and time and material contracts. Cost reimbursable contracts are primarily used for system design and development activities involving considerable risks to the contractor, including risks related to cost estimates on complex systems, performance risks associated with real time signal processing, embedded software, high performance hardware requirements that are not fully understood by the customer or the company, the development of technology that has never been used, and interfaces with other systems that are in development or are obsolete without adequate documentation. Fees under these contracts are usually fixed at the time of negotiation; however, in some cases the fee is an incentive or award fee based on cost, schedule, and performance or a combination of those factors. Although the government customer assumes the cost risk on these contracts, the contractor is not allowed to exceed the cost ceiling on the contract without the approval of the customer.

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

          The following table represents the Company’s revenue concentration by contract type for the periods indicated:

	Second Quarter Ended		Six Months Ended
Contract Type	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
Cost Reimbursable Contracts	17%	19%	16%	21%
Firm Fixed Price Contracts	78%	70%	79%	71%
Time and Material Contracts	5%	11%	5%	8%

          Generally, the Company experiences revenue growth when systems move from the development stage to the production stage due to increases in sales volumes from production of multiple systems and when the Company adds new customers or is successful in selling new systems to existing customers. Argon ST’s current production work has been derived from programs for which the Company has performed the initial development work. These programs are next generation systems replacing existing, obsolete systems that were developed by other companies. Argon ST was able to displace these companies primarily on the basis of technological capability. Argon ST believes that the current state of world affairs and the U.S. government’s emphasis on protecting U.S. citizens will cause funding of these programs to continue.

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

          At the dates indicated, the Company’s backlog consisted of the following:

	April 3, 2005	March 28, 2004
Funded	$219,507,000	$185,422,000
Unfunded	5,755,000	3,284,000

Total	$225,262,000	$188,706,000

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

Research and Development

          Argon ST conducts internally funded research and development into complex signal processing, system and software architectures, and other technologies that are important to continued advancement of its systems and are of interest to its current and prospective customers. For the six months ended April 3, 2005 and March 28, 2004, internal research and development expenditures were $2,971,000 and $1,106,000, representing 2.6% and 2.2% of revenues in those periods, respectively. The increase of $1,865,000 is reflective of the Company’s emphasis on increasing its technical advantage in a number of key technology areas.

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

          Argon ST historically recorded the AN/SLQ-25A Surface Ship Torpedo Defense System (SSTD) contract at zero margin. Revenue from this contract amounted to approximately 6.2% of Argon ST’s revenues for the second quarter ending April 3, 2005 and approximately 7.5% of the pro forma revenues for the second quarter ending March 28, 2004. Revenue from this contract amounted to approximately 4.7% of Argon ST’s revenues for the six months ending April 3, 2005 and approximately 6.9% of the pro forma revenues for the six months ending March 28, 2004 (see “Pro Forma Financial Results of Operation” below). This contract was acquired as part of Sensytech’s acquisition of certain assets of FEL Corporation during 2002 and was performing at a potential loss at the date of acquisition. Based on the historical experience of awarded change orders on the SSTD contract and Argon ST’s ongoing discussions with the customer, Argon ST has deemed future change orders probable to enable the contract to break even (i.e., eliminating any potential loss on the contract). Argon ST has favorably performed under the contract since the date the contract was acquired from FEL Corporation and management has worked with the customer to reduce any potential loss through change orders approved to date. As of April 3, 2005 there have been 24 change orders awarded for a total contract value of $38,425,000. While management currently estimates that the contract will be profitable, the profitability is dependent upon future change orders, expected by management, but that have not yet been finalized. Based upon the current funding of the contract, should no additional funding be received, a loss of approximately $2,070,000 would be recognized. However, after considering the effect of anticipated change orders, the Company projects the contract to complete at a modest profit. Change orders are under continuous negotiation with the customer. When these change orders are received, Argon ST will reassess the contract based on current estimates, and such reassessments are currently expected to result in increases to the margins recorded on the contract. Such increases would impact operations in the period such change orders are finalized as well as future periods. If such change orders are not finalized under currently expected terms, or if Argon ST does not perform as expected under the contract, contract losses may be required to be accrued. Management expects that the change orders to be received during the third quarter of fiscal year 2005 will be sufficient to enable the contract to realize a marginal profit projected to begin in the third quarter of fiscal year 2005 and continuing through the completion date of the contract in fiscal year 2008. Until such time, Argon ST will continue to recognize zero margin on the contract.

Goodwill

          Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, companies no longer amortize goodwill, but instead test for impairment at least annually using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting units is estimated using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company will test for impairment annually beginning in the fourth quarter of its 2005 fiscal year.

Award Fee Recognition

          Argon ST’s practice for recognizing interim fee on its cost-plus-award-fee contracts is based on management’s assessment as to the likelihood that the award fee or an incremental portion of the award fee will be earned on a contract-by-contract basis. Management’s assessments are based on numerous factors including contract terms, nature of the work performed, Argon ST’s relationship and history with the customer, Argon ST’s history with similar types of projects, and Argon ST’s current and anticipated performance on the specific contract. No award fee is recognized until management determines that it is probable that an award fee or portion thereof will be earned. Actual fees awarded are typically within management’s estimates. However, changes could arise within an award fee period causing management to either lower or raise the award fee estimate in the period in which it occurs.

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

Historical Operating Results

Second Quarter Ended April 3, 2005 compared to Second Quarter Ended March 28, 2004

          The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the periods indicated:

	Second Quarter Ended		Increase 2005
	April 3, 2005	March 28, 2004	Compared to 2004
Contract revenues	$55,952,000	$22,683,000	$33,269,000
Cost of revenues	43,641,000	17,887,000	25,754,000
General and administrative expenses	4,496,000	1,744,000	2,752,000
Provision for income taxes	3,069,000	1,141,000	1,928,000
Net income	4,944,000	1,949,000	2,995,000

Revenues:

          Revenues increased approximately 147% for the second quarter ended April 3, 2005, as compared to the second quarter ended March 28, 2004. The increase is primarily attributable to additional revenues generated from the merger with Sensytech (see pro forma data below), increased international contract activity, the continued transition to full rate production on three major systems programs in the second quarter ended April 3, 2005, and increased activity on a new airborne program.

Cost of Revenues:

          Cost of revenues increased approximately 144% for the second quarter ended April 3, 2005 as compared to the second quarter ended March 28, 2004. The increase is attributable to the merger with Sensytech (see pro forma data below) and the related material and labor costs associated with the increased business volume from the Company’s fixed price production contracts. Cost of revenues as a percentage of revenues was 78% and 79% for the second quarters ended April 3, 2005 and March 28, 2004, respectively. Labor cost increases have been controlled, as the Company has leveraged its growing software product line across a broader base of programs, thereby enabling it to achieve cost efficiencies in satisfying its program requirements for software deliveries. Material cost savings have been achieved as a result of improved pricing from vendors through the practice of purchasing in higher volumes across multiple programs.

General and Administrative Expenses:

          General and administrative expenses increased approximately 158% for the second quarter ended April 3, 2005, as compared to the second quarter ended March 28, 2004. The increase was due to an increase in internal research and development of $1,142,000; an increase in salaries expense of $472,000 as a result of increased staff; cost associated with financial systems consolidation related to the Sensytech merger and Sarbanes-Oxley Section 404 compliance cost of $470,000, comprised primarily of external consulting expenses.

Interest Income and Interest Expense:

     Interest income increased approximately $163,000 for the second quarter ended April 3, 2005, as compared to the second quarter ended March 28, 2004. This increase was a result of much higher average cash balances due to increased retained earnings, proceeds from common stock options exercises, and higher short-term interest rates during the second quarter ended April 3, 2005 compared to the second quarter ended March 28, 2004. Interest expense was not significant in the second quarters ended April 3, 2005 and March 28, 2004.

Income Tax Expense:

     The Company’s effective income tax rate increased to 38.3% for the second quarter ended April 3, 2005, compared to an effective rate of 36.9% for the second quarter ended March 28, 2004. This increase was primarily due to the reduced impact that the research and development tax credit had on the fiscal 2005 period effective tax rate compared to the fiscal 2004 period effective tax rate and a higher federal statutory tax rate of 35%.

Net Income:

     As a result of the above, net income increased approximately $2,995,000, or 154%, for the second quarter ended April 3, 2005 compared to the second quarter ended March 28, 2004. The effect of increased sales volume, the merger with Sensytech and operations cost savings noted above has yielded increased efficiencies..

Six Months Ended April 3, 2005 compared to Six Months Ended March 28, 2004

     The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the periods indicated:

	Six Months Ended		Increase 2005
	April 3, 2005	March 28, 2004	Compared to 2004
Contract revenues	$112,462,000	$49,976,000	$62,486,000
Cost of revenues	88,979,000	41,146,000	47,833,000
General and administrative expenses	7,831,000	3,478,000	4,353,000
Provision for income taxes	6,124,000	1,992,000	4,132,000
Net income	9,864,000	3,406,000	6,458,000

Revenues:

     Revenues increased approximately 125% for the six months ended April 3, 2005, as compared to the six months ended March 28, 2004. The increase is primarily attributable to the additional revenues generated from the merger with Sensytech (see pro forma data below), increased international contract activity, the continued transition to full rate production on three major systems programs in the six months ended April 3, 2005, and the increased activity on a new airborne program.

Cost of Revenues:

     Cost of revenues increased approximately 116% for the six months ended April 3, 2005 as compared to the six months ended March 28, 2004. The increase is attributable to the merger with Sensytech (see pro forma data below) and the related material and labor costs associated with the increased business volume from the Company’s fixed price production contracts. Cost of revenues as a percentage of revenues was 79% and 82% for the six months ended April 3, 2005 and March 28, 2004, respectively. Labor cost increases have been controlled, as the Company has leveraged its growing software product line across a broader base of programs, thereby enabling it to achieve cost efficiencies in satisfying its program requirements for software deliveries. Material cost savings have been achieved as a result of improved pricing from vendors through the practice of purchasing in higher volumes across multiple programs.

General and Administrative Expenses:

     General and administrative expenses increased approximately 125% for the six months ended April 3, 2005, as compared to the six months ended March 28, 2004. The increase was due to an increase in salaries expense of $910,000 as a result of increased staff; costs associated with financial systems consolidation related to the Sensytech merger and Sarbanes-Oxley Section 404 compliance cost of $623,000; and increase in internal research and development of $1,865,000.

Interest Income and Interest Expense:

     Interest income increased approximately $295,000 for the six months ended April 3, 2005, as compared to the six months ended March 28, 2004. This increase was a result of much higher average cash balances due to increased retained earnings, proceeds from common stock options exercise, and higher short-term interest rates during the six months ended April 3, 2005 compared to the six months ended March 28, 2004. Interest expense was not significant in the six months ended April 3, 2005 and March 28, 2004.

Income Tax Expense:

     The Company’s effective income tax rate increased to 38.3% for the six months ended April 3, 2005, compared to an effective rate of 36.9% for the six months ended March 28, 2004. This increase was primarily due to the reduced impact that the research and development tax credit had on the fiscal 2005 period effective tax rate compared to the fiscal 2004 period effective tax rate and a higher federal statutory tax rate of 35%.

Net Income:

     As a result of the above, net income increased approximately $6,458,000, or 190%, for the six months ended April 3, 2005 compared to the six months ended March 28, 2004. The effect of increased sales volume, the merger with Sensytech and operations cost savings noted above has yielded increased efficiencies contributing to this increase. In addition, the Company successfully met critical milestones on two fixed price programs, enabling increases to the profit rates on those programs.

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

	Second Quarter Ended		Six Months Ended
	March 28, 2004		March 28, 2004
	Historical	Pro forma	Historical	Pro forma
Revenue	$22,683,000	$36,702,000	$49,976,000	$76,660,000
Income from operations	3,052,000	4,341,000	5,352,000	7,741,000
Net income	1,949,000	2,759,000	3,406,000	4,868,000

Basic earnings per share	$0.16	$0.15	$0.28	$0.26
Diluted earnings per share	$0.14	$0.14	$0.25	$0.24

Basic wt average shares	12,214,000	18,749,000	12,241,000	18,758,000
Diluted wt average shares	13,328,000	20,025,000	13,322,000	20,006,000

     Pro forma revenues attributable to Sensytech were $14,019,000 and $26,684,000 for the second quarter and six months ended March 28, 2004, respectively. Pro forma income from operations attributable to Sensytech was $1,647,000 and $3,105,000 for the second quarter and six months ended March 28, 2004, respectively. Pro forma net income attributable to Sensytech was $1,031,000 and $1,904,000 for the second quarter and six months ended March 28, 2004, respectively. Pro forma depreciation and amortization on the write up of tangible and intangible assets, in accordance with SFAS 141, was $358,000 and $716,000 for the second quarter and six months ended March 28, 2004, respectively, and the after tax effect was $221,000 and $442,000, respectively.

Analysis of Liquidity and Capital Resources

     Argon ST’s primary source of liquidity is cash provided by operations. On April 3, 2005, Argon ST had cash of $32,221,000 compared to cash of $29,732,000 on September 30, 2004. This increase in cash of $2,489,000 was the result of net income earned during the six months ending April 3, 2005 of $9,864,000, partially offset by an increase in billed and unbilled receivables of $5,078,000, and decrease in deferred revenue of $1,010,000 and a decrease in income taxes payable of $1,931,000.

     Argon ST has a $15,000,000 line of credit with Bank of America. The line of credit is for two years and is set to expire on February 28, 2006. The total borrowing base generally cannot exceed the sum of 90% of qualified government accounts receivable and 80% of qualified non-government accounts receivable. Total letters of credit at April 3, 2005 were $578,000. The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes. At April 3, 2005, there were no borrowings under the line of credit. The line of credit less the letters of credit provided loan availability of $14,422,000 at April 3, 2005. Based on current backlog, planned contract revenue, and planned capital expenditures, Argon ST does not anticipate the need for any cash other than cash generated from operations during the next twelve months. This planning does not assume any acquisitions that would require cash.

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

     Net cash provided by operating activities was $1,623,000 for the six months ending April 3, 2005, compared to net cash provided by operating activities of $7,283,000 for the six months ending March 28, 2004. The decrease in net cash from operating activities for the six months ending April 3, 2005 period compared to the six months ending March 28, 2004 was primarily caused by a decrease in deferred revenues of $6,021,000 and a decrease in income taxes payable of $3,044,000, partially offset by an increase in net income of $6,458,000. The decrease in deferred revenue resulted from revenue recognized on contracts which have event-based payments received in prior periods and had been accounted for as deferred revenue. During the six months ended April 3, 2005, the Company made tax payments of $8,485,000.

     Net cash used by investing activities was $2,292,000 in the six months ending April 3, 2005, compared to $658,000 in the six months ending March 28, 2004. The increase in cash used by investing activities was due to the acquisition of test equipment, computer resources and software, and completion of the Systems Engineering Test Center (SETC) in Fayette County, Pennsylvania. It is expected that the equipment acquisition and related costs will continue as Argon ST replaces older equipment and will increase in approximately the same proportion as Argon ST’s employee base increases.

     Net cash provided by financing activities was $3,158,000 in six months ending April 3, 2005 as compared to net cash used in financing activities of $286,000 in six months ending March 28, 2004. The increase in cash provided by financing activities is primarily the result of proceeds from exercises of stock options and purchases of common stock under the Company’s employee stock plans. During the six months ended March 28, 2004, Argon ST purchased and retired $664,000 of common stock and in connection with the repurchase, issued a note payable of $451,000 of which $170,000 is outstanding as of April 3, 2005.

Contractual Obligations and Commitments

     Contractual Cash Obligations:

		Due in	Due in	Due in	Due in	Due in
	Total	2005	2006	2007	2008	2009	Thereafter
Operating leases	$28,078,000	$2,780,000	$5,371,000	$5,329,000	$5,328,000	$3,229,000	$6,041,000
Note Payable	170,000	114,000	56,000	—	—	—	—
Line of credit	—	—	—	—	—	—	—

Total	$28,248,000	$2,894,000	$5,427,000	$5,329,000	$5,328,000	$3,229,000	$6,041,000

     Other Commercial Commitments:

	Total	Less Than 1 Year	1-3 Years
Letters of credit	$578,000	$74,000	$504,000

     Argon ST has no long-term debt obligations, capital lease obligations, other operating lease obligations, contractual purchase obligations, or other long-term liabilities other than those shown above. Argon ST also has no off-balance sheet arrangements of any kind.

Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) requires that the compensation cost related to share-based payment transactions be recognized in financial statements. In April 2005, the Securities and Exchange Commission issued Release 33-8568 which allows companies to implement Statement 123(R) at the beginning of the annual reporting period that begins after June 15, 2005. Consistent with the new rule, the Company intends to adopt Statement 123(R) in the first quarter of its 2006 fiscal year, and to implement the standard on a prospective basis. The Company has not yet concluded what impact the adoption of Statement 123(R) may have on its results of operations or financial position.

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

Interest Rates:

     Argon ST’s line of credit financing provides available borrowing to it at a variable interest rate tied to the bank’s prime interest rate or the LIBOR rate. There were no outstanding borrowings under this line of credit at April 3, 2005. Accordingly, Argon ST does not believe that any movement in interest rates would have a material impact on future earnings or cash flows

Foreign Currency:

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

ITEM 4. CONTROLS AND PROCEDURES

a)	The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b)	During the last quarter, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.

PART II – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 28, 2005, the Company held its Annual Meeting of Stockholders. The following items were voted upon and approved by the requisite number of shares present in person or by proxy at the meeting:

a)	The inspector of election tabulated the following votes for the election of directors:

	Number of Votes	Number of Votes
Nominee for Office	In Favor	Withheld
Terry L. Collins	17,943,604	415,064
S. Kent Rockwell	17,945,804	412,864
Victor F. Sellier	18,029,859	328,809
Thomas E. Murdock	18,029,859	328,809
Delores M. Etter	18,027,370	331,298
David C. Karlgaard	17,918,680	439,988
Peter A. Marino	18,113,625	245,043
Robert McCashin	18,043,119	315,549
John Irvin	18,043,919	314,749
Lloyd A. Semple	18,109,869	248,799

b)	The inspector of election tabulated the following votes for the proposal to approve and adopt an amendment to the Company’s certificate of incorporation to increase the total number of authorized shares of the Company’s capital stock from 25 million to 100 million shares of common stock:

Number of Votes	Number of Votes	Abstentions and
“In Favor”	“Against”	Broker Non-Votes
16,135,467	2,199,292	23,909

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 of registrant’s Registration Statement on Form S-1 filed on August 26, 2002, Registration Statement No. 333-98757)

3.1.1	Amendment, dated September 28, 2004, to the registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 the registrant’s Current Report on Form 8-K covering Items 2.10, 5.01, 5.02, 8.01 and 9.01 of Form 8-K, filed October 5, 2004)

3.1.2*	Amendment, dated March 15, 2005, to the registrant’s Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 13(a)(i) of registrant’s Report on Form 10-KSB for the Year Ended September 30, 2001, Commission File No. 000-08193)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement on Form S-1 filed on August 26, 2002, Registration Statement No. 333-987570)

Exhibit
Number	Description of Exhibit
10.1	Amended and Restated Line of Credit Agreement with Bank of America (incorporated by reference to Exhibit 10.1 of registrant’s Registration Statement on Form S-1 filed on August 26, 2002, Registration Statement No. 333-98757)

10.1.1	Third Amendment to Second Amended and Restated Financing and Security Agreement (incorporated by reference to Exhibit 10.1 of registrant’s Report on Form 10-Q for the quarter ended March 31, 2004, Commission File No. 000-08193)

10.2+	The Sensytech. Inc. 2002 Stock Incentive Plan (incorporated by reference to registrant’s Schedule 14A filed with the Commissions on April 22, 2002, Commission File No. 000-08193)

10.3+	Argon Engineering Associates, Inc. Stock Plan (incorporated by reference to Exhibit 10.3 to registrant’s Annual Report on From 10-K for the fiscal year ended September 30, 2004, filed December 14, 2004)

10.4+	Retention Agreement dated February 17, 2004, by and between the registrant and Donald F. Fultz (incorporated by reference to Exhibit 10.3 of registrant’s Registration Statement on Form S-4 filed on July 16, 2004, Registration Statement No. 333-117430)

10.5+	Retention Agreement dated February 17, 2004, by and between the registrant and S. Kent Rockwell (incorporated by reference to Exhibit 10.3 of registrant’s Registration Statement on Form S-4 filed on July 16, 2004, Registration Statement No. 333-117430)

31.1*	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

31.2*	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

32.1**	Certification pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act and Section 1350 of chapter 63 of Title 8 of the United States Code

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGON ST, INC.
(Registrant)

By: /s/ Terry L. Collins

Terry L. Collins, Ph.D.
Chairman and Chief Executive Officer

By: /s/ Donald F. Fultz

Donald F. Fultz
Chief Financial Officer

Date: May 11, 2005