Form 10-Q
period 2005-07-03
ARGON ST, Inc.
filed 2005-08-11
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 3, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from ___to ___
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
     As of August 1, 2005, there were 19,947,288 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

ARGON ST, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JULY 3, 2005
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at July 3, 2005 and September 30, 2004	3

Condensed Consolidated Statements of Earnings for the Third Quarter and Nine Months ended July 3, 2005 and June 27, 2004	4

Condensed Consolidated Statements of Cash Flows for the Nine Months ended July 3, 2005 and June 27, 2004	5

Notes to Condensed Consolidated Financial Statements	6-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 5. Other Information	24

Item 6. Exhibits	24-25

Signatures	26

Exhibits	27-29

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3, 2005	September 30, 2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,652,000	$29,732,000
Accounts receivable, net	74,096,000	59,716,000
Inventory	1,861,000	1,574,000
Deferred income tax asset	5,155,000	4,822,000
Prepaids and other	1,541,000	1,288,000

TOTAL CURRENT ASSETS	108,305,000	97,132,000
Property, equipment and software, net	15,101,000	13,949,000
Goodwill	107,776,000	107,776,000
Intangibles, net	1,462,000	2,190,000
Other assets	1,163,000	694,000

TOTAL ASSETS	$233,807,000	$221,741,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$26,769,000	$12,727,000
Accrued salaries and related expenses	5,838,000	10,606,000
Deferred revenue	11,342,000	28,336,000
Notes payable — current portion	113,000	226,000
Income taxes payable	1,761,000	5,810,000
Deferred rent	61,000	200,000

TOTAL CURRENT LIABILITIES	45,884,000	57,905,000
Deferred income tax liability, long term	1,701,000	1,901,000
Notes payable, net of current portion	—	56,000
Deferred rent	1,426,000	954,000
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Common stock: $.01 Par Value, 100,000,000 shares authorized, 20,034,213 and 19,468,734 shares issued at July 3, 2005 and September 30, 2004	200,000	195,000
Additional paid in capital	157,190,000	149,043,000
Treasury stock at cost, 126,245 shares	(534,000)	(534,000)
Retained earnings	27,940,000	12,221,000

TOTAL STOCKHOLDERS’ EQUITY	$184,796,000	$160,925,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$233,807,000	$221,741,000

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	Third Quarter Ended		Nine Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

CONTRACT REVENUES	$75,611,000	$39,050,000	$188,073,000	$89,026,000

COST OF REVENUES	62,555,000	32,382,000	151,534,000	73,528,000

GENERAL AND ADMINISTRATIVE EXPENSES	3,474,000	1,271,000	11,305,000	4,749,000

INCOME FROM OPERATIONS	9,582,000	5,397,000	25,234,000	10,749,000
OTHER INCOME (EXPENSE)
Interest income	193,000	40,000	538,000	90,000
Interest expense	(1,000)	(6,000)	(10,000)	(10,000)

	192,000	34,000	528,000	80,000

INCOME BEFORE INCOME TAXES	9,774,000	5,431,000	25,762,000	10,829,000
PROVISION FOR INCOME TAXES	3,919,000	2,004,000	10,043,000	3,996,000

NET INCOME	$5,855,000	$3,427,000	$15,719,000	$6,833,000

EARNINGS PER SHARE (Basic)	$0.30	$0.28	$0.80	$0.56

EARNINGS PER SHARE (Diluted)	$0.28	$0.26	$0.76	$0.51

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	19,830,000	12,226,000	19,665,000	12,236,000

Diluted	20,694,000	13,305,000	20,563,000	13,308,000

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	July 3, 2005	June 27, 2004
Cash flows from operating activities
Net income	$15,719,000	$6,833,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,465,000	923,000
Deferred income tax (benefit) provision	(533,000)	—
Change in:
Billed accounts receivable	3,658,000	(18,887,000)
Unbilled accounts receivable	(18,038,000)	(3,886,000)
Inventory	(287,000)	—
Prepaids and other	(759,000)	(937,000)
Accounts payable and accrued expenses	14,042,000	9,299,000
Accrued salaries and related expenses	(4,768,000)	609,000
Deferred revenue	(16,994,000)	7,102,000
Income taxes payable	(419,000)	1,692,000
Deferred rent	333,000	960,000

Net cash (used in) provided by operating activities	(4,581,000)	3,708,000

Cash flows from investing activities
Acquisitions of property, equipment and software	(3,852,000)	(1,876,000)

Net cash used in investing activities	(3,852,000)	(1,876,000)

Cash flows from financing activities
Payment on note payable	(169,000)	(147,000)
Retirement of common stock	—	(231,000)
Proceeeds from exercise of stock options	3,352,000	74,000
Proceeeds from employee stock purchase plan exercise	1,170,000	—

Net cash provided by (used in) financing activities	4,353,000	(304,000)

Net increase in cash and cash equivalents	(4,080,000)	1,528,000
Cash and cash equivalents, beginning of period	29,732,000	4,100,000

Cash and cash equivalents, end of period	$25,652,000	$5,628,000

Supplemental disclosure
Income taxes paid	$10,989,000	$2,275,000

Note payable issued for stock redemption	$—	$451,000

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. Operating results for the period ended July 3, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in Argon ST, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004. Reclassifications are made to the prior year financial statements when appropriate, to conform to the current year presentation.
     Argon ST maintains a September 30 fiscal year-end for annual financial reporting purposes. Argon ST presents its interim periods ending on the Sunday closest to the end of the month for each quarter consistent with labor and billing cycles. As a result, each quarter of each year may contain more or less days than other quarters of the year. Management does not believe that this practice has a material effect on quarterly results or on the comparison of such results.
      Argon ST records contract revenues and costs of operations for interim reporting purposes based on annual targeted indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During our interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. Timing-related indirect spending variances are not applied to contract costs, research and development, and general and administrative expenses, but are included in unbilled receivables during these interim reporting periods. These rates are reviewed regularly, and the Company records adjustments for any material, permanent variances in the period they become determinable.
      Argon ST accounting policy for recording indirect rate variances is based on management’s belief that variances accumulated during interim reporting periods will be absorbed by management actions to control costs during the remainder of the year. The Company considers the rate variance to be unfavorable when the actual indirect rates are greater than the Company’s annual targeted rates. During interim reporting periods, unfavorable rate variances are recorded as reductions to operating expenses and increases to unbilled receivables. Favorable rate variances are recorded as increases to operating expenses and decreases to unbilled receivables.
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
     Argon Engineering historically operated in a single business segment. Subsequent to the merger, Argon ST management reviewed its business operations and has determined that it operates in a single homogeneous business segment. The Company’s financial information is reviewed and evaluated by the chief operating decision maker on a consolidated basis relating to the single business segment. Argon ST sells similar products and services that exhibit similar economic characteristics to similar classes of customers, primarily the US Government. Revenue is internally reviewed monthly by management on an individual contract basis as a single business segment.
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

	Third Quarter Ended		Nine Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Net Income	$5,855,000	$3,427,000	$15,719,000	6,833,000

Weighted Average Shares Outstanding — Basic	19,830,000	12,226,000	19,665,000	12,236,000

Effect of Dilutive Securities:
Net Shares Issuable Upon Exercise of Stock Options	864,000	1,079,000	898,000	1,072,000

Weighted Average Shares Outstanding — Diluted	20,694,000	13,305,000	20,563,000	13,308,000

Basic Earnings Per Share	$0.30	$0.28	$0.80	$0.56

Diluted Earnings Per Share	$0.28	$0.26	$0.76	$0.51

3. MERGER
     On September 29, 2004, a wholly owned subsidiary of Sensytech merged with and into Argon Engineering in an acquisition whereby each outstanding share of Argon Engineering common stock was exchanged for two shares of Sensytech common stock. As a result of the merger, the former Argon Engineering stockholders acquired approximately 65.6% of the issued and outstanding shares of Sensytech common stock. In accordance with SFAS No. 141 “Business Combinations” the merger was accounted for as a reverse acquisition, whereby Argon Engineering was deemed to have acquired Sensytech for financial reporting purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements presented for periods prior to the acquisition date are the statements of Argon Engineering, except for stockholders’ equity which has been retroactively restated for the equivalent number of shares of the legal acquirer.
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

	Third Quarter Ended		Nine Months Ended
	June 27, 2004		June 27, 2004
	Historical	Pro forma	Historical	Pro forma

Revenue	$39,050,000	$56,330,000	$89,026,000	$132,990,000
Income from operations	5,397,000	7,554,000	10,749,000	15,295,000
Net income	3,427,000	4,765,000	6,833,000	9,633,000

Basic earnings per share	$0.28	$0.25	$0.56	0.51
Diluted earnings per share	$0.26	$0.24	$0.51	0.48

Basic wt average shares	12,226,000	18,841,000	12,236,000	18,785,000
Diluted wt average shares	13,305,000	20,110,000	13,308,000	20,030,000
     Pro forma revenues attributable to Sensytech were $17,280,000 and $43,964,000 for the third quarter and nine months ended June 27, 2004, respectively. Pro forma income from operations attributable to Sensytech was $2,436,000 and $5,541,000 for the third quarter and nine months ended June 27, 2004, respectively. Pro forma net income attributable to Sensytech was $1,510,000 and $3,414,000, for the third quarter and nine months ended June 27, 2004, respectively. Pro forma depreciation and amortization on the write up of tangible and intangible assets, in accordance with SFAS 141, was $279,000 and $995,000 for the third quarter and nine months ended June 27, 2004, respectively, and the after tax effect was $172,000 and $614,000, respectively.
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

	Third Quarter Ended		Nine Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Net income as reported	$5,855,000	$3,427,000	$15,719,000	$6,833,000
Add: Stock-based employee compensation expense included included in reported net income, net of related tax effects	—	—	—	—
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	327,000	35,000	1,012,000	105,000

Pro forma net income	$5,528,000	$3,392,000	$14,707,000	$6,728,000

Earnings per share:
Basic — as reported	$0.30	$0.28	$0.80	$0.56
Basic — pro forma	$0.28	$0.28	$0.75	$0.55
Earnings per share:
Diluted — as reported	$0.28	$0.26	$0.76	$0.51
Diluted — pro forma	$0.27	$0.25	$0.72	$0.51
5. REVOLVING LINE OF CREDIT
     The Company has a $15,000,000 line of credit with Bank of America, which expires on February 28, 2006. The total borrowing base generally cannot exceed the sum of 90% of qualified government accounts receivable and 80% of qualified non-government accounts receivable. The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes. At July 3, 2005, there were no borrowings under the line of credit. Stand-by letters of credit are issued to certain foreign customers in lieu of posting a performance bond. Letters of credit are also used to cover certain contract prepayments received from foreign customers and to satisfy domestic financial obligations. Total letters of credit at July 3, 2005 were $1,554,000. The line of credit less the letters of credit outstanding provided loan availability of $13,446,000 at July 3, 2005.
     The bank agreement establishes the interest rate at the LIBOR plus 200 to 285 basis points, determined by Argon ST’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. All borrowings under the line of credit are collateralized by all tangible assets of Argon ST. The agreement also contains various covenants as to dividend restrictions, working capital, tangible net worth, earnings and debt-to-equity ratios. Unused commitment fees of one quarter of one percent per annum are required. At July 3, 2005, the Company was in compliance with all covenants.
6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In June 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 154 (“Statement No. 154”) Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of the change to the new accounting principle. Statement No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement No. 154 is effective for the accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt Statement No. 154 in the fiscal year beginning October 1, 2006.

     In December 2004, FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) requires that the compensation cost related to share-based payment transactions be recognized in financial statements. In April 2005, the Securities and Exchange Commission issued Release 33-8568 which allows companies to implement Statement No. 123(R) at the beginning of the annual reporting period that begins after June 15, 2005. Consistent with the new rule, the Company intends to adopt Statement No. 123(R) in the first quarter of its 2006 fiscal year, and to implement the standard on a prospective basis. The Company has not yet concluded what impact the adoption of Statement No. 123(R) may have on its results of operations or financial position.
     The effects of the adoption of Statement No. 123(R) on our results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of employee options that may be granted in the future, the future market value and volatility of our stock price, movements in the risk-free rate of interest, stock option exercise and forfeiture patterns, and the stock option valuation model used to estimate the fair value of each option. As a result of these variables, it is not yet possible to reliably estimate the effect of the adoption of Statement No. 123(R) on our results of operations and earnings per share. Note 4 of the Notes to Condensed Consolidated Financial Statements provides an indication of the effects of adoption assuming the use of the Black-Scholes option pricing model to estimate the fair value of employee stock options and employee stock purchase plan awards upon the results of operations for the nine months ended July 3, 2005 and June 27, 2004. We, however, have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under Statement No. 123(R).
7. RELATED PARTY TRANSACTIONS
     An individual who is a director, executive officer and significant shareholder of Argon ST is also a director and significant shareholder of James Monroe Bank. At July 3, 2005, the Company had $22,112,000 on deposit at James Monroe Bank.

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
     Management’s discussion and analysis addresses the Company’s historical results of operations and financial condition as shown in its consolidated financial statements for the third quarter and nine months ended July 3, 2005 and June 27, 2004, respectively. Consistent with the reverse acquisition accounting treatment applied to the merger, the historical financial statements of the Company presented in this Form 10-Q for periods prior to the acquisition date are the statements of Argon Engineering (except for stockholders’ equity which has been retroactively restated for the equivalent number of shares of the Company as the legal acquirer). Therefore, the consolidated historical financial statements included in this Form 10-Q differ from the consolidated historical financial statements of the Company as previously reported. The operations of the former Sensytech businesses have been included in the financial statements and other financial information from the date of acquisition.
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
     The following table represents the Company’s revenue concentration by contract type for the periods indicated:

	Third Quarter Ended		Nine Months Ended
Contract Type	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Cost Reimbursable Contracts	16%	17%	16%	19%
Firm Fixed Price Contracts	79%	74%	79%	72%
Time and Material Contracts	5%	9%	5%	9%
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
Backlog
     Argon ST defines backlog as the funded and unfunded amount provided in contracts less previously recognized revenue and excludes all unexercised options on contracts. Some contracts where work has been authorized carry a funding ceiling that does not allow Argon ST to continue work on the contract once the customer obligations have reached the funding ceiling. In such cases, the Company is required to stop work until additional funding is added to the contract. Argon ST’s experience in this case is very rare and therefore it generally carries the entire amount that the customer intends to execute as backlog when it is confident that the customer has access to the required funding for the contract.
     In general, most of Argon ST’s backlog results in sales in subsequent fiscal years, as the Company maintains very minimal inventory and therefore the lead time on ordering and receiving material and increasing staff to execute programs has a lag time of several months from the receipt of order.
     At the dates indicated, the Company’s backlog consisted of the following:

	July 3, 2005	June 27, 2004

Funded	$198,811,000	$166,136,000
Unfunded	69,577,000	3,284,000

Total	$268,388,000	$169,420,000

     Of the total unfunded backlog, $63,400,000 pertains to a new airborne program signed in April 2005. The contract is scheduled to be funded incrementally through fiscal year 2008, and $3,500,000 was funded following the end of the third quarter of fiscal year 2005.
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
Research and Development
     Argon ST conducts internally funded research and development into complex signal processing, system and software architectures, and other technologies that are important to continued advancement of its systems and are of interest to its current and prospective customers. For the nine months ended July 3, 2005 and June 27, 2004, internal research and development expenditures were $4,034,000 and $1,160,000, representing 2.1% and 1.3% of revenues in those periods, respectively. The increase of $2,874,000 is reflective of the Company’s emphasis on increasing its technical advantage in a number of key technology areas.
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
General
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
     AN/SLQ-25A Contract
     Argon ST historically recorded the AN/SLQ-25A Surface Ship Torpedo Defense System (SSTD) contract at zero margin. Revenue from this contract amounted to approximately 5.1% of Argon ST’s revenues for the third quarter ending July 3, 2005 and approximately 6.0% of the pro forma revenues for the third quarter ending June 27, 2004. Revenue from this contract amounted to approximately 4.8% of Argon ST’s revenues for the nine months ending July 3, 2005 and approximately 6.5% of the pro forma revenues for the nine months ending June 27, 2004 (see “Pro Forma Financial Results of Operation” below). This contract was acquired as part of Sensytech’s acquisition of certain assets of FEL Corporation during 2002 and was performing at a potential loss at the date of acquisition. Based on the historical experience of awarded change orders on the SSTD contract and Argon ST’s ongoing discussions with the customer, Argon ST has deemed future change orders probable to enable the contract to break even (i.e., eliminating any potential loss on the contract). Argon ST has favorably performed under the contract since the date the contract was acquired from FEL Corporation and management has worked with the customer to reduce any potential loss through change orders approved to date. As of July 3, 2005 there have been 28 change orders awarded for a total contract value of $59,264,000. While management currently estimates that the contract will be profitable, the profitability is dependent upon future change orders, expected by management, but that have not yet been finalized. Based upon the current funding of the contract, should no additional funding be received, a loss of approximately $288,000 would be recognized. However, after considering the effect of anticipated change orders, the Company projects the contract to complete at a modest profit. Change orders are under continuous negotiation with the customer. When these change orders are received, Argon ST will reassess the contract based on current estimates, and such reassessments are currently expected to result in increases to the margins recorded on the contract. Such increases would impact operations in the period such change orders are finalized as well as future periods. If such change orders are not finalized under currently expected terms, or if Argon ST does not perform as expected under the contract, contract losses may be required to be accrued. During the third quarter of fiscal year 2005, the Company received change orders in the amount of $20,839,000, which management had expected would be sufficiently profitable to enable the contract to realize a marginal profit. However, because of delays in the award of the change orders and the consequential effect on indirect cost recovery, the projected profit was not sufficient to eliminate the loss in total. Management expects that additional change orders will be received during the fourth quarter of fiscal year 2005 or the first quarter of fiscal year 2006 which will be sufficient to enable the contract to realize a marginal profit through the completion date in fiscal year 2008. Until such time, Argon ST will continue to recognize zero margin on the contract.
     Indirect rate variance
     Argon ST records contract revenues and costs of operations for interim reporting purposes based on annual targeted indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During our interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. Timing-related indirect spending variances are not applied to contract costs, research and development, and general and administrative expenses, but are included in unbilled receivables during these interim reporting periods. These rates are reviewed regularly, and the Company records adjustments for any material, permanent variances in the period they become determinable.
     Argon ST accounting policy for recording indirect rate variances is based on management’s belief that variances accumulated during interim reporting periods will be absorbed by management actions to control costs during the remainder of the year. The Company considers the rate variance to be unfavorable when the actual indirect rates are greater than the Company’s annual targeted rates. During interim reporting periods, unfavorable rate variances are recorded as reductions to operating expenses and increases to unbilled receivables. Favorable rate variances are recorded as increases to operating expenses and decreases to unbilled receivables.

     If the Company anticipates that actual contract activities will be different than planned levels, there are alternatives the Company can utilize to absorb the variance: the Company can adjust planned indirect spending during the year, modify its billing rates to its customers, or record adjustments to expense based on estimates of future contract activities.
     If the Company’s rate variance is unfavorable, the modification of our billing rates will likely increase revenue and operating expenses. Profit percentages on fixed-price contracts will generally decline as a result of an increase to indirect costs. Profit percentages will generally decline as a percentage of total costs as a result of an increase in indirect costs even if the cost increase is funded by the customer. If the Company’s rate variance is favorable, the modification of our billing rates will decrease revenue and operating expenses. In this event, profit percentages on fixed-price contracts will generally increase. Profit percentages on cost-reimbursable contracts will generally be unaffected as a result of any reduction to indirect costs, due to the fact that programs will typically expend all of the funds available. Any impact on operating income, however, will depend on a number of other factors, including mix of contract types, contract terms and anticipated performance on specific contracts.
     At July 3, 2005, the unfavorable rate variance was approximately $3,000,000. Actions taken by management to reduce the unfavorable rate variance beginning in the third quarter are expected to have a continued favorable impact in the fourth quarter. Based on the additions the Company has already made to the engineering staff and the improved utilization of that staff in program performance, management expects the unfavorable rate variance to be eliminated by the end of the fourth quarter.
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
Goodwill
     Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” companies no longer amortize goodwill, but instead test for impairment at least annually using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting units is estimated using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company performs its annual impairment test in September of each fiscal year, unless circumstances or events indicate that an impairment test should be performed sooner.
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

Historical Operating Results
Third Quarter Ended July 3, 2005 compared to Third Quarter Ended June 27, 2004
     The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the periods indicated:

	Third Quarter Ended		Increase 2005
	July 3, 2005	June 27, 2004	Compared to 2004

Contract revenues	$75,611,000	$39,050,000	$36,561,000
Cost of revenues	62,555,000	32,382,000	30,173,000
General and administrative expenses	3,474,000	1,271,000	2,203,000
Provision for income taxes	3,919,000	2,004,000	1,915,000
Net income	5,855,000	3,427,000	2,428,000
Revenues:
     Revenues increased approximately 94% for the third quarter ended July 3, 2005, as compared to the third quarter ended June 27, 2004. The increase is primarily attributable to additional revenues generated from the merger with Sensytech (see pro forma data below), increased international contract activity, increased activity on a new airborne program, and the continued transition to full rate production on three major systems programs in the third quarter ended July 3, 2005. These three production programs contributed 53% of the revenue during this period.
Cost of Revenues:
     Cost of revenues increased approximately 93% for the third quarter ended July 3, 2005 as compared to the third quarter ended June 27, 2004. The increase is attributable to the merger with Sensytech (see pro forma data below) and the related material and labor costs associated with the increased business volume from the Company’s fixed price production contracts. Cost of revenues as a percentage of revenues was 83% and 83% for the third quarters ended July 3, 2005 and June 27, 2004, respectively. We continue to be successful in controlling labor cost increases, as the Company has leveraged its growing software product line across a broader base of programs, thereby enabling it to achieve cost efficiencies in satisfying its program requirements for software deliveries. Material cost savings have been achieved as a result of improved pricing from vendors through the practice of purchasing in higher volumes across multiple programs. We have increased the rate of systems production and have experienced efficiencies in our production processes, resulting in lower costs.
     During the fiscal quarter ended July 3, 2005, the Company’s percentage of revenue from fixed price contracts increased to 79% from 74% for the fiscal quarter ended June 27, 2004. In the present quarter and historically, we have derived higher margins in fixed price work then we experience with cost reimbursable work, which ultimately results in a lower cost as a percentage of revenue.
General and Administrative Expenses:
     General and administrative expenses increased approximately 173% for the third quarter ended July 3, 2005, as compared to the third quarter ended June 27, 2004. The increase was due to an increase in internal research and development of $1,011,000 and costs of $665,000 associated with financial systems consolidation related to the Sensytech merger and Sarbanes-Oxley Section 404 compliance. The Section 404 costs were comprised primarily of external consulting expenses.

Interest Income and Interest Expense:
     Interest income increased approximately $153,000 for the third quarter ended July 3, 2005, as compared to the third quarter ended June 27, 2004. During the quarter ended July 3, 2005, the Company maintained an average cash balance of $27,033,000, compared to $6,729,000 maintained during the quarter ended June 27, 2004. This, combined with higher interest rates on short term investments, resulted in higher interest income. Interest expense was not significant in the third quarters ended July 3, 2005 and June 27, 2004.
Income Tax Expense:
     The Company’s effective income tax rate increased to 40.1% for the third quarter ended July 3, 2005, compared to an effective rate of 36.9% for the third quarter ended June 27, 2004. This increase is due primarily to an increase in the federal statutory rate from 34% to 35%; an increase in the effective state tax rate of approximately 1.2%; and an anticipated decrease in the R&D tax credit effective rate of approximately 1%.
Net Income:
     As a result of the above, net income increased approximately $2,428,000, or 71%, for the third quarter ended July 3, 2005 compared to the third quarter ended June 27, 2004. The effect of increased sales volume, the merger with Sensytech and operational cost savings noted above has yielded increased efficiencies.
Nine Months Ended July 3, 2005 compared to Nine Months Ended June 27, 2004
     The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the periods indicated:

	Nine Months Ended		Increase 2005
	July 3, 2005	June 27, 2004	Compared to 2004

Contract revenues	$188,073,000	$89,026,000	$99,047,000
Cost of revenues	151,534,000	73,528,000	78,006,000
General and administrative expenses	11,305,000	4,749,000	6,556,000
Provision for income taxes	10,043,000	3,996,000	6,047,000
Net income	15,719,000	6,833,000	8,886,000
Revenues:
     Revenues increased approximately 111% for the nine months ended July 3, 2005, as compared to the nine months ended June 27, 2004. The increase is primarily attributable to the additional revenues generated from the merger with Sensytech (see pro forma data below), increased international contract activity, the increased activity on a new airborne program, and the continued transition to full rate production on three major systems programs in the nine months ended July 3, 2005. As production has increased, the material content has increased by 206% over the prior year period. These three production programs contributed 50% of the revenue during this period.
Cost of Revenues:
     Cost of revenues increased approximately 106% for the nine months ended July 3, 2005 as compared to the nine months ended June 27, 2004. The increase is attributable to the merger with Sensytech (see pro forma data below) and the related material and labor costs associated with the increased business volume from the Company’s fixed price production contracts. Cost of revenues as a percentage of revenues was 81% and 83% for the nine months ended July 3, 2005 and June 27, 2004, respectively. We continue to be successful in controlling labor cost increases, as the Company has leveraged its growing software product line across a broader base of programs, thereby enabling it to achieve cost efficiencies in satisfying its program requirements for software deliveries. Material cost savings have been achieved as a result of improved pricing from vendors through the practice of purchasing in higher volumes across multiple programs. In addition, as we have increased the rate of systems production, we have experienced efficiencies in our production processes, resulting in lower costs. During the nine months ended July 3, 2005, the Company’s percentage of revenue from fixed price contracts increased to 79% from 72% for the prior year nine month period. Historically, fixed price contracts produce higher margins than cost reimbursable contracts, resulting in a lower percentage of cost to revenue.
General and Administrative Expenses:
     General and administrative expenses increased approximately 138% for the nine months ended July 3, 2005, as compared to the nine months ended June 27, 2004. The increase was due to an increase in internal research and development costs of $2,876,000, costs of $1,288,000 associated with financial systems consolidation related to the Sensytech merger and Sarbanes-Oxley Section 404 compliance, and an increase in salaries expense of $822,000 as a result of increased staff.
Interest Income and Interest Expense:
     Interest income increased approximately $448,000 for the nine months ended July 3, 2005, as compared to the nine months ended June 27, 2004. During the nine months ended July 3, 2005, the company maintained an average cash balance of $30,938,000, compared to $8,338,000 maintained during the nine months ended June 27, 2004. This, combined with higher interest rates on short term investments, resulted in higher interest income. Interest expense was not significant in the nine months ended July 3, 2005 and June 27, 2004.
Income Tax Expense:
     The Company’s effective income tax rate increased to 39.0% for the nine months ended July 3, 2005, compared to an effective rate of 36.9% for the nine months ended June 27, 2004. The increased is due primarily to an increase in the federal statutory rate from 34% to 35%; an increase in the effective state tax from 3.9% to 4.4% and an anticipated decrease in the R&D tax credit effective rate of approximately 1%.
Net Income:
     As a result of the above, net income increased approximately $8,886,000, or 130%, for the nine months ended July 3, 2005 compared to the nine months ended June 27, 2004. The effect of increased sales volume, the merger with Sensytech and operations cost savings noted above has yielded greater efficiencies contributing to this increase. In addition, the Company successfully met critical milestones on two fixed price programs, enabling increases to the profit rates on those programs.
Pro forma Financial Results of Operations
     The following unaudited condensed combined pro forma results of operations reflect the pro forma combination of Argon Engineering and Sensytech as if the combination had occurred at the beginning of the periods presented, compared with the historical results of operations for Argon Engineering for the same periods.
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

	Third Quarter Ended		Nine Months Ended
	June 27, 2004		June 27, 2004
	Historical	Pro forma	Historical	Pro forma

Revenue	$39,050,000	$56,330,000	$89,026,000	$132,990,000
Income from operations	5,397,000	7,554,000	10,749,000	15,295,000
Net income	3,427,000	4,765,000	6,833,000	9,633,000

Basic earnings per share	$0.28	$0.25	$0.56	$0.51
Diluted earnings per share	$0.26	$0.24	$0.51	$0.48

Basic weighted average shares	12,226,000	18,841,000	12,236,000	18,785,000
Diluted weighted average shares	13,305,000	20,110,000	13,308,000	20,030,000
     Pro forma revenues attributable to Sensytech were $17,280,000 and $43,964,000 for the third quarter and nine months ended June 27, 2004, respectively. Pro forma income from operations attributable to Sensytech was $2,436,000 and $5,541,000 for the third quarter and nine months ended June 27, 2004, respectively. Pro forma net income attributable to Sensytech was $1,510,000 and $3,414,000, for the third quarter and nine months ended June 27, 2004, respectively. Pro forma depreciation and amortization on the write up of tangible and intangible assets, in accordance with SFAS 141, was $279,000 and $995,000 for the third quarter and nine months ended June 27, 2004, respectively, and the after tax effect was $172,000 and $614,000, respectively.
Analysis of Liquidity and Capital Resources
     Argon ST’s primary source of liquidity is cash used in operations. On July 3, 2005, Argon ST had cash of $25,652,000 compared to cash of $29,732,000 on September 30, 2004. This decrease in cash of $4,080,000 was the result of an increase in billed and unbilled receivables of $14,380,000 (including approximately $3,000,000 in unbilled receivables related to indirect rate variances), and a decrease in deferred revenue of $16,994,000; partially offset by net income earned during the nine months ending July 3, 2005 of $15,719,000 and an increase in accounts payable and accrued expense of $14,042,000.
     While billed and unbilled receivables continue to increase over the prior year, the percentage of receivables to revenue actually has decreased. At July 3, 2005, the percent of receivable to annualized revenue was 30.0% compared to 32.5% at June 27, 2004. Based on pro forma numbers, which include Sensytech receivables and revenues at June 27, 2004, the percent of receivables to revenues was 37.2%
     Argon ST has a $15,000,000 line of credit with Bank of America. The line of credit is for two years and is scheduled to expire on February 28, 2006. The total borrowing base generally cannot exceed the sum of 90% of qualified government accounts receivable and 80% of qualified non-government accounts receivable. Total letters of credit at July 3, 2005 were $1,554,000. The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes. At April 3, 2005, there were no borrowings under the line of credit. The line of credit less the letters of credit provided loan availability of $13,446,000 at July 3, 2005. Based on current backlog, planned contract revenue, and planned capital expenditures, Argon ST does not anticipate the need for any cash other than cash generated from operations during the next twelve months. This planning does not assume any acquisitions that would require cash.
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
     Net cash used in operating activities was $4,581,000 for the nine months ending July 3, 2005, compared to net cash provided by operating activities of $3,708,000 for the nine months ending June 27, 2004. The decrease in net cash from operating activities for the nine months ending July 3, 2005 period compared to the nine months ending June 27, 2004 was primarily caused by a decrease in deferred revenues of $24,096,000 and a decrease in income taxes payable of $2,111,000, partially offset by an increase in net income of $8,886,000 and a decrease in accounts receivable billed and unbilled of $8,393,000, and an increase in accounts payable and accrued expense of $4,743,000. Deferred revenue occurs when event or time based payments on fixed price contracts exceed the amount of revenue recognized on those contracts as of the applicable measurement date. As the Company continues work on those contracts and the excess billing amount decreases, the Company recognizes additional revenue on those contracts. During the nine months ended July 3, 2005, the Company made tax payments of $10,989,000.
     Net cash used by investing activities was $3,852,000 in the nine months ending July 3, 2005, compared to $1,876,000 in the nine months ending June 27, 2004. The increase in cash used by investing activities was due to the acquisition of test equipment, computer resources and software, and completion of the Company’s Systems Engineering Test Center (SETC) in Fayette County, Pennsylvania. It is expected that the equipment acquisition and related costs will continue as Argon ST replaces older equipment and will increase in approximately the same proportion as Argon ST’s employee base increases.
     Net cash provided by financing activities was $4,353,000 in nine months ending July 3, 2005 as compared to net cash used in financing activities of $304,000 in nine months ending June 27, 2004. The increase in cash provided by financing activities is primarily the result of proceeds from exercises of stock options and purchases of common stock under the Company’s employee stock plans. During the nine months ended June 27, 2004, Argon ST purchased and retired $664,000 of common stock and in connection with the repurchase, issued a note payable of $451,000 of which $113,000 is outstanding as of July 3, 2005.
Contractual Obligations and Commitments
     Contractual Cash Obligations:

		Due in	Due in	Due in	Due in	Due in
	Total	2005	2006	2007	2008	2009	Thereafter

Operating leases	$26,675,000	$1,377,000	$5,371,000	$5,329,000	$5,328,000	$3,229,000	$6,041,000
Note Payable	113,000	57,000	56,000	—	—	—	—
Line of credit	—	—	—	—	—	—	—

Total	$26,788,000	$1,434,000	$5,427,000	$5,329,000	$5,328,000	$3,229,000	$6,041,000

     Other Commercial Commitments:

	Total	Less Than 1 Year	1-3 Years

Letters of credit	$1,554,000	$1,050,000	$504,000
     Argon ST has no long-term debt obligations, capital lease obligations, other operating lease obligations, contractual purchase obligations, or other long-term liabilities other than those shown above. Argon ST also has no off-balance sheet arrangements of any kind.

Recent Accounting Pronouncements
     In June 2005, the FASB issued FASB Statement No. 154 (“Statement No. 154”) Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of the change to the new accounting principle. Statement No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement No. 154 is effective for the accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt Statement No. 154 in the fiscal year beginning October 1, 2006.
     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) requires that the compensation cost related to share-based payment transactions be recognized in financial statements. In April 2005, the Securities and Exchange Commission issued Release 33-8568 which allows companies to implement Statement No. 123(R) at the beginning of the annual reporting period that begins after June 15, 2005. Consistent with the new rule, the Company intends to adopt Statement No. 123(R) in the first quarter of its 2006 fiscal year, and to implement the standard on a prospective basis. The Company has not yet concluded what impact the adoption of Statement No. 123(R) may have on its results of operations or financial position.
     The effects of the adoption of Statement No. 123(R) on our results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of employee options that may be granted in the future, the future market value and volatility of our stock price, movements in the risk-free rate of interest, stock option exercise and forfeiture patterns, and the stock option valuation model used to estimate the fair value of each option. As a result of these variables, it is not yet possible to reliably estimate the effect of the adoption of Statement No. 123(R) on our results of operations and earnings per share. Note 4 of the Notes to Condensed Consolidated Financial Statements provides an indication of the effects of adoption assuming the use of the Black-Scholes option pricing model to estimate the fair value of employee stock options and employee stock purchase plan awards upon the results of operations for the nine months ended July 3, 2005 and June 27, 2004. We, however, have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under Statement No. 123(R).
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
Interest Rates:
     Argon ST’s line of credit financing provides available borrowing to it at a variable interest rate tied to the bank’s prime interest rate or the LIBOR rate. There were no outstanding borrowings under this line of credit at July 3, 2005. Accordingly, Argon ST does not believe that any movement in interest rates would have a material impact on future earnings or cash flows

Foreign Currency:
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     The information called for by this item is provided under Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risks.”
ITEM 4. CONTROLS AND PROCEDURES
a)	The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b)	During the last quarter, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.

PART II — OTHER INFORMATION
ITEM 5. OTHER INFORMATION
     On July 8, 2005, the Company announced that Donald F. Fultz resigned as Chief Financial Officer, effective July 9, 2005. Victor F. Sellier, formerly the Company’s Vice President, Business Operations and Secretary, was appointed to assume the duties of Chief Financial Officer upon Mr. Fultz’s resignation. Mr. Sellier will retain the office of Secretary. Under the February 2004 retention agreement between Mr. Fultz and the Company entered into prior to the merger of Argon Engineering and Sensytech, Mr. Fultz will be paid $320,000 within 60 days of August 5, 2005, the date of his departure from the Company.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 of registrant’s Registration Statement on Form S-1 filed on August 26, 2002, Registration Statement No. 333-98757)

3.1.1	Amendment, dated September 28, 2004, to the registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 the registrant’s Current Report on Form 8-K covering Items 2.10, 5.01, 5.02, 8.01 and 9.01 of Form 8-K, filed October 5, 2004)

3.1.2	Amendment, dated March 15, 2005, to the registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed May 11, 2005)

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 13(a)(i) of registrant’s Report on Form 10-KSB for the Year Ended September 30, 2001, Commission File No. 000-08193)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement on Form S-1 filed on August 26, 2002, Registration Statement No. 333-987570)

10.1	Amended and Restated Line of Credit Agreement with Bank of America (incorporated by reference to Exhibit 10.1 of registrant’s Registration Statement on Form S-1 filed on August 26, 2002, Registration Statement No. 333-98757)

10.1.1	Third Amendment to Second Amended and Restated Financing and Security Agreement (incorporated by reference to Exhibit 10.1 of registrant’s Report on Form 10-Q for the quarter ended March 31, 2004, Commission File No. 000-08193)

10.2+	The Sensytech. Inc. 2002 Stock Incentive Plan (incorporated by reference to registrant’s Schedule 14A filed with the Commissions on April 22, 2002, Commission File No. 000-08193)

10.3+	Argon Engineering Associates, Inc. Stock Plan (incorporated by reference to Exhibit 10.3 to registrant’s Annual Report on From 10-K for the fiscal year ended September 30, 2004, filed December 14, 2004)

10.4+	Retention Agreement dated February 17, 2004, by and between the registrant and Donald F. Fultz (incorporated by reference to Exhibit 10.3 of registrant’s Registration Statement on Form S-4 filed on July 16, 2004, Registration Statement No. 333-117430)

10.5+	Retention Agreement dated February 17, 2004, by and between the registrant and S. Kent Rockwell (incorporated by reference to Exhibit 10.3 of registrant’s Registration Statement on Form S-4 filed on July 16, 2004, Registration Statement No. 333-117430)

31.1*	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

31.2*	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

Exhibit
Number	Description of Exhibit

32.1**	Certification pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act and Section 1350 of chapter 63 of Title 8 of the United States Code

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGON ST, INC. (Registrant)

By: /s/ Terry L. Collins

Terry L. Collins, Ph. D. Chairman and Chief Executive Officer

By: /s/ Victor F. Sellier

Victor F. Sellier Chief Financial Officer
Date: August 11, 2005