Form 10-K
period 2005-09-30
ARGON ST, Inc.
filed 2005-12-14
CIK 26537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___
Commission File Number 000-08193
ARGON ST, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	38-1873250

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12701 Fair Lakes Circle, Suite 800, Fairfax Virginia 22033
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (703) 322-0881
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, par value $.01 per share	NASDAQ National Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☑ No ☐
     As of December 12, 2005 there were 20,105,532 shares of the registrant’s common stock, par value $.01 per share, outstanding. The aggregate market value of the Registrant’s common stock held by non-affiliates as of December 12, 2005 was approximately $306.6 million, computed by reference to the closing sales price of such stock on the Nasdaq National Market® as of December 12, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
     Part III of this report incorporates by reference specific portions of the registrant’s proxy statement relating to the Annual Meeting of Stockholders to be held on February 28, 2006.

ARGON ST, INC. AND SUBSIDIARIES
For the Fiscal Year Ended September 30, 2005
______________
TABLE OF CONTENTS

PART I
1. Business	3

2. Properties	25

3. Legal Proceedings	27

4. Submission of Matters to a Vote of Security Holders	27
Supplemental Item. Executive Officers of the Registrant	27

PART II

5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28

6. Selected Financial Data	29

7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

7A. Quantitative and Qualitative Disclosures About Market Risks	44

8. Financial Statements and Supplementary Data	45

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	66

9A. Controls and Procedures	67

9B. Other Information	67

PART III

10. Directors and Executive Officers of the Registrant	68

11. Executive Compensation	68

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	68

13. Certain Relationships and Related Transactions	68

14. Principal Accountant Fees and Services	68

PART IV

15. Exhibits and Financial Statement Schedules	69

Signatures	71

Exhibits	72-79

PART I
ITEM 1. BUSINESS
Business Description.
     We are a leading systems engineering and development company providing full-service C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) systems to a wide range of defense and intelligence customers. Our systems enable our customers to perform many functions critical to their missions, including:
•	Signals Intelligence (SIGINT): gathering intelligence from the detection, interception and evaluation of signals, including communication signals (COMINT) and electromagnetic signals, such as radar (ELINT);

•	Electronic Warfare (EW): launching deceptive signals and electronic counter-measures to defend customer platforms and to disrupt and jam adversary communications and sensor systems, including using electronic support measures (ESM) to identify and locate sources of potential threats and detect enemy targeting of customer platforms;

•	Information Operations (IO): using a variety of methods to exploit, influence and manipulate an enemy’s C4ISR processes, including enemy radio and network communications;

•	Acoustic Operations: using acoustic sensors and signals to detect, identify and counter undersea threats, including enemy torpedoes;

•	Threat Simulation: simulating signals and sensors of enemy platforms for training purposes; and

•	Imaging: gathering and analyzing strategic intelligence from a variety of light spectrum sources, including multispectral, hyperspectral, infra-red, electro-optical and visible light.
     Our systems are used on a broad range of military and strategic platforms including surface ships, submarines, unmanned underwater vehicles (UUV), aircraft, unmanned aerial vehicles (UAV), land mobile vehicles, fixed site installations and re-locatable land sites.
     We develop many of our systems using innovative design methodologies that incorporate proprietary software and design processes and commercially available hardware and software in configurations capable of being more readily deployed, adapted or upgraded by us or the customer. This system design methodology allows us to adapt our software modules and processes to meet complex specifications on varied platforms without significant re-design efforts. The benefits of our system design methodology include shorter development and implementation schedules, system flexibility, improved interoperability with systems not developed by us, and reduced system and upgrade costs to our customers.
     Our business is conducted primarily through contracts with the U.S. government. For the fiscal year ended September 30, 2005, 78% of our revenues were from contracts for which we were the prime contractor, 79% of our revenues were from fixed-price contracts and 54% of our revenues were from sole-source contracts. Our primary customer is the Department of Defense and within the Department of Defense, we derive a majority of our revenues from various agencies and commands within the U.S. Navy. We also provide systems and products to other U.S. government agencies and major domestic prime contractors, and to certain U.S. government-approved foreign governments, agencies and defense contractors.

Available Information
     Our headquarters are located at 12701 Fair Lakes Circle, Fairfax, VA 22033. Our website address is http://www.argonst.com. The information contained on our website is not incorporated by reference into this Annual Report. All reports we filed electronically with the Securities and Exchange Commission (SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other information and amendments to those reports filed electronically (if applicable), are accessible at no cost on our website free of charge as soon as reasonably practicable after such reports have been filed or furnished to the SEC. These filings are also accessible on the SEC’s Web site at www.sec.gov. The public may read and copy any materials we filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information for the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Corporate History
     Our company today is the result of the September 2004 merger of privately-held Argon Engineering Associates, Inc. and publicly-held Sensytech, Inc. Argon Engineering was founded in 1997 by Terry Collins, Victor Sellier and Thomas Murdock to develop advanced signal intelligence systems for the U.S. Navy. During the following years, Argon Engineering grew rapidly and expanded its technical expertise and customer base. For the four fiscal years ended September 30, 2004, Argon Engineering’s revenues increased at a compounded annual growth rate of 61.3%.
     Sensytech was formed by the 1998 merger of S.T. Research Corporation (founded in 1972) and Daedalus Enterprises (founded in 1968). S.T. Research produced communications signals intelligence and passive electronic warfare systems, while Daedalus Enterprises produced airborne imaging systems and services. In 2002, Sensytech acquired substantially all of the assets of FEL Corporation, adding capabilities in electronic warfare, radar simulator products, communications data links, naval mine warfare and anti-submarine warfare systems. In 2004, Sensytech acquired Imaging Sensors and Systems, Inc. in Winter Park, FL to add a line of ground, shipboard, and airborne forward looking infra-red (FLIR) and visible spectrum imaging systems. Also in 2004, Sensytech formed ST Productions in Smithfield, PA to expand Sensytech’s manufacturing and test capabilities.
     The Argon Engineering/Sensytech merger combined Argon Engineering’s innovative communications signal intercept and processing systems with Sensytech’s broad and complementary range of electronic intelligence, electronic warfare and imaging systems, resulting in a more integrated C4ISR provider for the defense and intelligence markets. The merger expanded our base of existing and potential new customers, allowed us to enact several initiatives using the combined company’s technological expertise and experience, and enabled us to use our manufacturing capacity more efficiently.
Recent Developments
     Effective October 1, 2005, we acquired Radix Technologies, Inc. through the merger of a wholly-owned subsidiary with and into Radix. Radix is based in Mountain View, California, and designs and produces signal processing systems and equipment for military, intelligence and commercial applications We paid $10,900,000 in cash upon the closing of the acquisition, and the transaction provides for additional consideration in a maximum aggregate amount of $1,500,000 to be paid upon the achievement of certain performance targets during the fifteen month period following the closing. We believe that Radix’s complementary capabilities and its customer relationships will create significant new business opportunities. Radix will operate as a wholly-owned subsidiary. The results of Radix’s operations will be included in our consolidated financial statements effective with the first quarter of fiscal year 2006.
     On December 12, 2005, we priced an underwritten public offering, in which we will sell 1,725,000 shares of our common stock. This offering is expected to close on December 16, 2005. We expect to receive from this offering net proceeds, after underwriters’ commissions and applicable fees, costs and expenses, of approximately $46.7 million.

Segments
     We have reviewed our business operations and determined that we operate in a single homogeneous business segment. Our financial information is reviewed and evaluated by our chief operating decision maker on a consolidated basis relating to the single business segment. We sell similar products and services that exhibit similar economic characteristics to similar classes of customers, primarily the U.S. government. Our revenue is internally reviewed monthly by management on an individual contract basis as a single business segment.
Technology and Applications
     Most of our systems involve the detection and processing of information collected from the radio frequency portion of the electromagnetic spectrum, particularly communications and radar signals. We also provide underwater acoustic systems, imaging systems and systems that detect, intercept and process information passed on networks. Our systems typically require significant amounts of complex software that implements control and interface functions as well as real-time digital signal processing algorithms that are often classified. The software must track, analyze and manage large databases, platform location and orientation, precise time, and many other factors that can affect performance.
     Typically, our system development for each potential platform is contracted and managed independently by the government and has a unique set of specifications driven by particular system requirements, including intended functionality and platform, geographic region of use, and source of intelligence. Our contracts generally require that we develop test plans and procedures and test our systems to verify conformance to customer requirements prior to acceptance. After we have developed a system to customer specifications, the customer often purchases an additional number of these systems that are identical and meet its specifications. In these situations, production requires minimal additional engineering services or effort and results in efficient, lower-cost production. In some cases, standardized systems can also be sold to other customers without modification.
     We develop many of our systems using innovative methodologies that incorporate proprietary software processes and commercially available hardware and software in configurations capable of being more readily deployed, adapted or upgraded by us or the customer. This design process differs from legacy C4ISR systems in which the software and hardware are designed to work only on the applicable system. Our system design methodology allows us to adapt software modules and processes to meet complex specifications on varied platforms without significant re-design efforts. The benefits of our system design methodology include shorter development and implementation schedules, system flexibility, improved interoperability with systems not developed by us, and reduced system and upgrade costs to our customers.
     We actively pursue new technology for future C4ISR applications. Some new technology is developed through our internally funded research and development programs, but a larger percentage is developed under research and development contracts with government laboratories, agencies, military and intelligence organizations, and research facilities such as the Defense Advanced Research Project Agency (DARPA), the Air Force Research Lab, the Office of Naval Research (ONR), and others. This research aims to prove concepts, reduce risk, and demonstrate feasibility of new technology for use in future system developments and procurements. The knowledge and understanding we gain from this research often can be an advantage in our efforts to win additional contracts, including production contracts. Recently, we have been performing research and development on areas such as advanced satellite communication systems, robust navigation systems, networked cryptologic operations, multi-intelligence sensors for small airborne reconnaissance, laser detection (LADAR) systems for precise imaging, cognitive radios, and other classified technology.
Customers
     Our systems are currently sold primarily for the ultimate use of either the U.S. government or certain government-approved foreign governments. As a result, most of our contracts are either directly with the U.S. government or a prime contractor whose contact is direct with a government.

     The table below identifies the ultimate sources of our historical revenues. Although our revenue is dominated by our work with various agencies and commands within the U.S. Navy, other current U.S. government customers include the U.S. Army, the National Security Agency (NSA), the U.S. Air Force, the Defense Advanced Research Projects Agency (DARPA), the National Reconnaissance Office, the U.S. Marines, U.S. Special Operations Command (SOCOM), the Central Intelligence Agency (CIA), the Defense Intelligence Agency (DIA), and the Department of Homeland Security (DHS), among others. Foreign customer sales typically involve U.S. government allies and are often funded by the U.S. government.

	Years Ended September 30,
	2005	2004	2003
United States Navy	69%	77%	68%
Other U.S. government agencies	20%	11%	26%
Foreign	11%	12%	6%
Government Contracts
     Most of our business is conducted under contracts related to U.S. government security requirements. Certain important aspects of our government contracts are described below.
Bidding Process
     We are awarded government contracts either on a sole-source basis or through a competitive bidding process.
•	Sole-source contracts. The U.S. government awards sole-source contracts when it determines that a single contractor has an expertise or technology that is superior to that of other available contractors. Sole-source contracts are awarded without a formal competition. Potential suppliers compete informally for sole-source contracts through research and development investment and marketing efforts. To obtain a sole-source contract, a contractor must identify the government’s requirements early and demonstrate a distinguishing expertise or technology promptly after the government has identified a requirement.

•	Competitive-bid contracts. The U.S. government awards competitive-bid contracts based on proposal evaluation criteria established by the procuring agency. Competitive-bid contracts are awarded after a formal bid and proposal competition among providers. Interested contractors prepare a bid and proposal in response to the agency’s request for proposal or request for information. A bid and proposal is usually prepared in a short time period in response to a deadline, and requires the extensive involvement of numerous technical and administrative personnel. Following award, competitive-bid contracts may be challenged by unsuccessful bidders in a variety of ways.
     The table below shows the proportion of our revenues under sole-source and competitive-bid contracts for the periods indicated:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2005	September 30, 2004	September 30, 2003
Sole Source Contracts	54%	55%	48%

Competitive Contracts	46%	45%	52%

Material Government Contract Provisions
     The funding of U.S. government programs is subject to Congressional appropriations. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis, even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations.
     All contracts with the U.S. government contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts, including rights that allow the government to:
•	terminate existing contracts for convenience, which affords the U.S. government the right to terminate the contract in whole or in part anytime it wants for any reason or no reason, as well as for default;

•	reduce or modify contracts or subcontracts, if its requirements or budgetary constraints change;

•	cancel multi-year contracts and related orders, if funds for contract performance for any subsequent year become unavailable;

•	claim rights in products and systems produced by its contractor;

•	adjust contract costs and fees on the basis of audits completed by its agencies;

•	suspend or debar a contractor from doing business with the U.S. government; and

•	control or prohibit the export of products.
     Generally, government contracts are subject to oversight audits by government representatives. Provisions in these contracts permit termination, in whole or in part, without prior notice, at the government’s convenience or upon contractor default under the contract. Compensation in the event of a termination, if any, is limited to work completed at the time of termination. In the event of termination for convenience, the contractor may receive a certain allowance for profit on the work performed. Specific types of contracts can contain different termination effects, as described below under “— Government Contract Categories.”
Government Contract Categories
     Our U.S. government contracts include fixed-price contracts, cost reimbursable contracts (including cost-plus-fixed fee, cost-plus-award fee, and cost-plus-incentive fee), and time and materials contracts.
Fixed-price. These contracts are not subject to adjustment by reason of costs incurred in the performance of the contract. With this type of contract, we assume the risk that we will be able to perform at a cost below the fixed-price, except for costs incurred because of contract changes ordered by the customer. Upon the U.S. government’s termination of a fixed-price contract, generally we would be entitled to payment for items delivered to and accepted by the U.S. government and, if the termination is at the U.S. government’s convenience, for payment of fair compensation of work performed plus the costs of settling and paying claims by any terminated subcontractors, other settlement expenses and a reasonable allowance for profit on the costs incurred.
Cost reimbursable. Cost reimbursable contracts include cost-plus-fixed fee contracts, cost-plus-award fee contracts and cost-plus-incentive fee contracts. Under each type of contract, we assume the risk that we may not be able to recover costs if they are not allowable under the contract terms or applicable regulations.
•	Cost-plus-fixed fee contracts are cost reimbursable contracts that provide for payment to us of a negotiated fee that is fixed at the inception of the contract. This fixed fee does not vary with actual cost of the contract, but may be adjusted as a result of changes in the work to be performed under the contract. This contract poses less risk than a fixed-price contract, but our ability to win future contracts from the procuring agency may be adversely affected if we fail to perform within the maximum cost set forth in the contract.

•	A cost-plus-award fee contract is a cost reimbursable contract that provides for a fee consisting of a base amount (which may be zero) fixed at inception of the contract and an award amount, based upon the government’s satisfaction with our performance under the contract. With this type of contract, we assume the risk that we may not receive the award fee, or only a portion of it, if we do not perform satisfactorily.

•	A cost-plus-incentive fee contract is a cost reimbursable contract that provides for an initially negotiated fee to be adjusted later by a formula based on the relationship of total allowable costs to total target costs.
     We typically experience lower profit margins under cost reimbursable contracts than under fixed-price contracts. Upon the termination of a cost-plus type contract describe above, generally we would be entitled to reimbursement of our allowable costs and, if the termination is at the U.S. government’s convenience, a total fee proportionate to the percentage of work completed under the contract.
Time and materials. These contracts require us to deliver services on the basis of direct labor hours at specified fixed hourly rates that include all of our direct and indirect costs, such as wages, overhead, general and administrative expenses, and profit, and other materials at cost. With respect to these contracts, we assume the risk that we will be able to perform these contracts at these negotiated hourly rates.
The table below shows our revenues for the periods indicated by government contract type:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2005	September 30, 2004	September 30, 2003
Fixed-price contracts	79%	71%	46%

Cost reimbursable contracts	16%	19%	51%

Time and materials contracts	5%	10%	3%
Regulation
     We are subject to various statutes and regulations applicable to government contracts generally and defense contracts specifically. These statutes and regulations carry substantial penalty provisions including suspension or debarment from government contracting or subcontracting for a period of time, if we are found to have violated these regulations. Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, government security regulations, employment practices, the protection of the environment, the accuracy of records, and the recording of costs. We carefully monitor all of our contracts and contractual efforts to minimize the possibility of any violation of these regulations.
     As a government contractor, we are subject to government audits, inquiries and investigations. We have experienced minimal audit adjustments in the past. The Defense Contract Audit Agency (DCAA) has completed its audit of our contracts through the fiscal year ended September 30, 2001, and we are subject to adjustment on our performance during subsequent years. We expect the DCAA audit of our 2002 fiscal year to be completed in fiscal year 2006.
Subcontracts
     Revenues from contracts in which we acted as a subcontractor to other contractors represented 22%, 13%, and 31% of our revenues for fiscal years ended September 30, 2005, 2004, and 2003, respectively. Unlike direct government contracts, contracting parties typically have more freedom to negotiate terms of subcontracts. Based on the customers’ requirements, our subcontracts may or may not be governed by some of the terms and provisions commonly found in government contracts, including those described above.
Backlog
     Our backlog consists of the following as of September 30:

	2005	2004	2003
Funded	$199,543,000	$222,222,000	$146,418,000
Unfunded	71,564,000	6,597,000	10,652,000

Total	$271,107,000	$228,819,000	$157,070,000

     We define backlog as the funded and unfunded amount provided in our contracts, less previously recognized revenue. Contract options are estimated separately and not included in backlog. Backlog does not include the value of a contract where the customer has given permission to begin or continue working, but where a formal contract or contract extension has not yet been signed.
     Our funded backlog does not include the full value of our contracts, because Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years.
     From time to time, we will exclude from backlog portions of contract values of very long or complex contracts where we judge revenue could be jeopardized by a change in government policy. Because of possible future changes in delivery schedules and cancellations of orders, backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and actual sales for the year may not meet or exceed the backlog represented. We may experience significant contract cancellations that were previously booked and included in backlog.
     Of the total unfunded backlog at September 30, 2005, $ 60,031,000 pertains to the Aerial Common Sensor (ACS) program, on which we are a subcontractor. The ACS program is currently subject to a stop-work order issued in September 2005. The prime contractor on the ACS program has responded to the customer’s request for a plan to address cost and schedule issues, and the customer is expected to make a determination regarding the future of the program by January 12, 2006. See “Business Risks — We have received a stop work order under one of our subcontracts, and our work on the related program may be terminated or modified unfavorably,” below.
     September 30, 2003 backlog reflects only Argon Engineering backlog. Backlog as of September 30, 2004 includes backlog acquired from Sensytech of $30,715,000.
Research and Development
     We conduct substantial research and development using both government and company funds. During its early years, Argon Engineering used mostly internal investments to broaden the capabilities of our product line, as customer-sponsored research was not sufficient to fund these activities. During this period, Argon Engineering made focused research and development investments in areas the company deemed critical to its product line development, and used these activities to gain competitive advantage in future programs.
     Our current customers are now investing in new capabilities required to keep systems current with modern threats. As a result, our internal investments have shifted to examinations of future technologies and to products of interest to potentially new customers.

     We believe that its continued success depends, in a large part, on our ability to develop new technology and apply new technology developed by others to solve the problems of its customers. Total research and development expenditures incurred by us consist of the following for the fiscal years ended September 30:

	2005	2004	2003
Internal research and development	$3,992,000	$1,301,000	$2,187,000
Customer-funded research and development	50,009,000	47,673,000	37,007,000

Total	$54,001,000	$48,974,000	$39,194,000

Competition
     Our market is highly competitive and is served by companies of varying size and capability. Large prime contractors who compete against us for C4ISR work include Boeing, BAE Systems, General Dynamics, Harris Corporation, L-3 Communications, Lockheed Martin, Northrop Grumman, and Raytheon. Medium size firms in this market include Applied Signal Technologies, DRS Technologies, EDO Corporation, and Southwest Research Institute.
     The competition for competitive-bid contracts differs from the competition for sole-source contracts. Companies competing for competitive-bid contracts prepare bids and proposals in response to either commercial or government requests and typically compete on price. Potential suppliers compete informally for sole-source contracts through research and development investment and marketing efforts. The principal factors of competition for sole-source contracts include investments in research and development, the ability to respond promptly to government needs, product price relative to performance, quality, and customer support. We believe that we compete effectively with respect to each of the factors upon which competitive and sole-source contracts are awarded.
Environmental
     We incurred no material costs in the past two years related to environmental issues.
Employees
     Our success is dependent on the skills and dedication of our employees. Our professionals include a mix of experienced veterans and recent college graduates, who combine the vitality of new ideas and the latest technical skills with experience to meet the tremendous challenges posed to a company operating in the rapidly changing security environment facing the U.S. government and its allies today.
     As of September 30, 2005, we had 637 employees. Our business requires that a large number of our technical employees obtain security clearances from the U.S. government, which limits the available pool of eligible candidates for such positions to those who can satisfy the prerequisites to obtaining these clearances. Approximately 84% of our staff has security clearances and a majority of our cleared employees hold Top Secret/ Sensitive Compartmented Information (TS/SCI) clearances. Our success is dependent on attracting, retaining, and motivating qualified key management and technical personnel, the loss of whom could adversely affect our business materially.
Industry Overview
Government Spending
     The defense and intelligence community uses C4ISR systems on a wide and varied range of platforms, settings and locations around the world in order to detect, evaluate and respond to threats to the safety of the United

States, its armed services and civilian population. U.S. government spending in our industry is projected to increase as follows:
•	Department of Defense Budgets. Department of Defense spending, including defense spending for procurement and research and development, is projected to continue to increase through 2011 according to the President’s fiscal year 2006 budget request. For fiscal year 2006, the President has requested $419.3 billion in defense spending, reflecting a 4.8% increase over the $400.1 billion defense budget in fiscal 2005. This budget request projected the defense budget to grow to over $500 billion by 2011. Additionally, the U.S. defense budget has been augmented by a number of wartime supplemental appropriations since September 11, 2001, including supplemental appropriations in the amounts of $29.4 billion in 2002, $78.5 billion in 2003, $87.0 billion in 2004 and $81.4 billion in 2005.

•	C4ISR Spending. The C4ISR market is growing substantially as a result of the events of September 11, 2001, current defense and intelligence operations such as the conflict in Iraq, and other defense and intelligence initiatives related to modern threats and warfare. In a September 2004 report, Frost & Sullivan estimated C4ISR spending at approximately $19.0 billion for 2003, and projected C4ISR spending to increase at a 6.2% compounded annual growth rate to $29.0 billion in 2010.
Significant Industry Trends
     In addition to increased government funding, we expect the following trends to affect spending priorities and C4ISR system development:
•	Changing Communications Intelligence Needs. In the past, military intelligence depended mainly on the interception of military radio transmissions and imagery from satellites and high-altitude aircraft, and was focused primarily on identifying strategic bases, missile launch sites and troop movements. In today’s changing military and intelligence environment, enemy communication is often conducted through diverse methods, including cell phones, satellite communication devices and electronic messages, rather than traditional military radios. As a result, modern intelligence systems need to collect and process information in a timely manner from a wide variety of communication sources.

•	Electronic Warfare/Information Operations. The military is increasing its use of electronic interference to disrupt the enemy’s sensor systems, communications systems, command and control and other networks. To be effective, this interference must be performed nearly simultaneous with detection of the enemy system or signals and consequently interference capabilities are best integrated within sensor systems. Electronic interference has the capability to disable critical enemy functions without the permanent destruction caused by traditional weapons, thereby preserving potentially important intelligence from the enemy system and reducing post-conflict reconstruction costs.

•	Multi-Intelligence Systems Integration. Defense and intelligence customers increasingly require systems that combine and integrate multiple intercept, collection and processing capabilities to provide more timely and complete intelligence to tactical and strategic decision makers. These systems detect and process information from a variety of energy sources, including infra-red, visual, micro-wave, radar, communications and acoustic energy. In the past, these capabilities were provided by separate systems and their functions were integrated by large-scale platform integrators, such as aircraft and ship manufacturers. The decrease in size of modern sensors favors their integration at the system level rather than the platform level and presents opportunities for multi-intelligence system suppliers to provide a larger portion of the user’s C4ISR requirements.

•	Network-Centric Warfare. The military is rapidly moving towards network-centric warfare, which seeks to deliver the warfighter real-time, executable battlefield information from multiple platforms and sources. Modern warfare requires coordinating multiple ground troops, land vehicles and aircraft (both manned and unmanned), ships and submarines. Network-centric warfare involves shared data, shared sensors, shared tasking and joint operations among multiple combat platforms and personnel and requires increasingly sophisticated, complementary and flexible C4ISR systems.

•	Personnel Protection. The conflict in Iraq has highlighted the need for personnel protection against the improvised explosive device (IED). IEDs are explosive weapons that are being built, deployed and activated in a variety of non-traditional ways and are difficult to detect or counter. Systems that detect and protect against IEDs are a critical need and require development of advanced sensor and jamming technologies.
Business Strategies
     Our business objective is to grow our business as a leading provider of state-of-the-art C4ISR systems across a full range of defense and intelligence platforms. Our strategies for achieving this objective include:
•	Capitalizing on Opportunities to Expand our Customer Base. We believe there are significant opportunities to increase the work we do for our larger customers and for customers for whom we currently perform limited work. We have opportunities to expand our business with the U.S. Navy through different, new or follow-on programs. We intend to aggressively grow our relationships with other agencies within the Department of Defense and certain intelligence agencies. We believe that our performance record, demonstrated expertise and industry reputation give us the credibility necessary to increase our reach into the defense and intelligence markets. We believe the growth of our company and our expanded capabilities position us to better leverage relationships and to pursue new business.

•	Attracting and Developing Highly Skilled Personnel. Our success depends on the continued contributions of our engineers, system designers and managers. We intend to continue to hire and develop the highly-skilled professionals needed for our work. We seek to recruit exceptional recent college graduates and former key personnel from the intelligence community and Department of Defense. We believe that our management’s success in creating and maintaining a challenging and stimulating work environment has contributed to our low engineering staff turnover of approximately 7% over the last twelve months. We believe we can continue to attract, develop and retain employees by offering competitive compensation, challenging engineering assignments and opportunities for career and management growth.

•	Leveraging Research and Development into Production Contracts. Many of our current systems were developed through our research and development activities. Much of our research and development is funded through research and development contracts with the U.S. government. While these contracts are generally small and have lower profit margins, we have often been successful in expanding these activities into full production contracts. We believe our involvement in all stages of a system’s life cycle provides us opportunities to be the preferred or sole-source provider for certain systems. We intend to continue to identify and pursue programs where we can expand research and development efforts into full production contracts.

•	Migrating our Multi-Intelligence Capabilities to Additional Platforms. Defense and intelligence customers now require C4ISR systems that integrate multiple intelligence gathering and processing capabilities. Our multi-intelligence systems have combined communications and electronic intelligence capabilities on ships, submarines and aircraft, and have combined radar and infra-red sensor capabilities for border patrols. We believe our experience and capabilities position us to win contracts to develop and produce multi-intelligence systems.

•	Pursuing Strategic Acquisitions. We plan to complement our internal growth with strategic acquisitions that add to our defense and intelligence customer base, technology expertise or system offerings. While we intend to focus acquisitions within our core business, we may also acquire complementary businesses that are consistent with our research and development and engineering culture and the experience and competencies of our management team.
Business Risks
     Our future performance is subject to a variety of risks. If any of the following risks actually occurs, our business could be harmed and the trading price of our common stock could decline. In addition to the following risk factors, please refer to the other information contained in this report, including the historical consolidated financial statements and related notes.
Risks Related to Our Business and Operations
We rely heavily on sales to the U.S. government, particularly to agencies of the Department of Defense.
     Historically, a significant portion of our sales have been to the U.S. government and its agencies. Sales to the U.S. government, either as a prime contractor or subcontractor, represented approximately 89% and 88% of our revenues for fiscal years ended September 30, 2005 and September 30, 2004, respectively. The Department of Defense, our principal U.S. government customer, accounted for approximately 89% and 88% of our revenues for fiscal years ended September 30, 2005 and September 30, 2004, respectively. In addition, approximately 69% of our revenues for the fiscal year ended September 30, 2005 and approximately 77% of our revenues for the fiscal year ended September 30, 2004 were derived from agencies and commands of the U.S. Navy within the Department of Defense. We expect that U.S. government sales, particularly Department of Defense sales, will continue to constitute a significant majority of our revenue for the foreseeable future. The funding of U.S. government programs is dependent on Congressional appropriations and administrative allotment of funds and is subject to uncertain future funding levels that can result in the extension or termination of programs. Our business is also highly sensitive to changes in national and international priorities and U.S. government budgets. The continuing war on terrorism may positively or adversely affect funding for our programs or result in changes in U.S. government programs or spending priorities. A shift in government defense or intelligence spending to other programs in which we are not involved or a reduction in government defense or intelligence spending generally could adversely affect our operating results.
U.S. government contracts are generally not fully funded at inception, and funding may be terminated or reduced at any time.
     We act as a prime contractor or subcontractor for many different U.S. government programs. Department of Defense and intelligence contracts typically involve long lead times for design and development, and are subject to significant changes in contract scheduling. Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The termination or reduction of funding for a government program would result in a loss of anticipated future revenues attributable to that program.
     Many of our government contracts span one or more base years with multiple option terms. Government agencies generally have the right not to exercise these option terms. If an option term on a contract is not exercised, we will not be able to recognize the full value of the contract awarded. Our backlog as of September 30, 2005 was $271.1 million, of which $199.5 million was funded. We exclude from backlog unexercised options on contracts. Our backlog includes orders under awards that in some cases extend several years, with the latest expiring in 2008. The actual receipt of revenues on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early.
From time to time, we depend on revenues from a few significant contracts, and any loss or cancellation of, or any reduction or delay in, any of these contracts could significantly harm our business.
     From time to time, including recent periods, we have derived a significant portion of our revenue from one or more individual contracts that could be terminated by the customer at the customer’s discretion. Three production programs accounted for approximately 39% and 60% of our revenue for fiscal years ended September

30, 2005 and September 30, 2004, respectively. In the future, we may enter into one or more contracts that will constitute a significant portion of our revenue during the period of contract performance. If any of our current significant contracts or significant contracts we enter into in the future were terminated or our work under those contracts were decreased, our revenues and net income could significantly decline. Our success will depend on our continued ability to develop and manage relationships with significant customers. There is no assurance that we will be able to diversify our customer base and curtail revenue concentration in the near future, if at all. The markets in which we sell our products are dominated by a relatively small number of governmental agencies and allies of the U.S. government, thereby limiting the number of potential customers. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critical to our business. We cannot be sure that we will be able to retain our largest customers, that we will be able to attract additional customers, or that our customers will continue to buy our systems and services in the same volume as in prior years. In addition, many of our contracts with the U.S. government contain provisions that allow the government to terminate or modify the terms of the contract, including solely at the government’s convenience. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or future price concessions that we may have to make could significantly harm our business.
We have received a stop-work order under one of our subcontracts, and our work on the related program may be terminated or modified unfavorably.
     On September 14, 2005, the U.S. Army issued a stop work order to Lockheed Martin with respect to the Aerial Common Sensor (ACS) program on which we are a subcontractor to Lockheed Martin. On September 15, 2005, we received a stop work order notice from Lockheed Martin with respect to our work on the ACS program. The ACS contract represented approximately 5% of our revenues for the fiscal year ended September 30, 2005, and represented approximately $61.0 million, or approximately 23%, of our total backlog and approximately $60.0 million, or approximately, 82% of our unfunded backlog, as of September 30, 2005. See “—Backlog,” above in this Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Backlog” below.
     Pursuant to the U.S. Army’s requirements, Lockheed Martin submitted a written plan in November 2005 presenting proposed solutions and alternate strategies to address U.S. Army concerns regarding schedule and cost issues with respect to the ACS program. The U.S. Army is expected to make a decision regarding the ACS program by January 12, 2006. Pursuant to Lockheed Martin’s notice to us, we stopped substantially all of our work on the ACS program as of September 15, 2005, and have been working with Lockheed Martin as requested to support the preparation of the required submission. The future of the ACS program is uncertain, and it is possible that the U.S. Army could terminate the current ACS contract, modify the ACS program substantially or terminate the ACS program altogether. Any cancellation of the current contract, termination of the ACS program or modification of the current program in a manner that unfavorably affects us could have a material adverse effect on our operating results. In addition, any determination adverse to us with respect to the ACS program could result in a reduction of our backlog related to the ACS program.
Our U.S. government contracts generally may be terminated at the government’s convenience or for our default.
     Generally, U.S. government contracts contain provisions permitting termination, in whole or in part, at the government’s convenience or for contractor default. If a contract is terminated at the convenience of the government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work completed. Contracts which are terminated for default generally provide that the government only pays for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages. As a substantial majority of our revenues are dependent on the procurement, performance and payment under our U.S. government contracts, the termination of one or more critical government contracts could have a negative impact on our results of operations and financial condition. Termination arising out of our default could expose us to liability and have a material adverse effect on our ability to re-compete for future contracts and orders.

As a U.S. government contractor, we are subject to a number of procurement rules and regulations with respect to negotiated contracts.
     We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. government contracts, including but not limited to the Federal Acquisition Regulations. These laws and regulations, among other things:
•	require certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	impose accounting rules that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts; and

•	restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.
     These laws and regulations affect how we do business with our domestic as well as international customers and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of our contracts, and suspension or debarment, for cause, from U.S. government contracting or subcontracting for a period of time.
Our U.S. government contracts contain provisions that may be unfavorable to us.
     Our U.S. government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies not typically found in commercial contracts, including rights and remedies that:
•	allow the government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

•	reduce the value of existing contracts;

•	issue modifications to a contract;

•	control and potentially prohibit the export of our products and services and associated materials; and

•	claim rights in products and systems produced by us.
If any of these contract provisions are enforced by our customers, our financial condition and operating results could be materially adversely affected.
Our business could be adversely affected by a negative audit by the U.S. government.
     U.S. government agencies, including the Defense Contract Audit Agency, routinely audit and investigate government prime contractors and subcontractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. government also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Audits for costs incurred on our work performed after fiscal year 2001 have not yet been completed. If an audit conducted on our business uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, we could suffer serious harm to our reputation if allegations of impropriety or illegal acts were made against us.

Our senior management is important to our customer relationships and overall business.
     We believe that our success depends in part on the continued contributions of our senior management. We rely on our executive officers and senior management to generate business and execute programs successfully. In addition, the relationships and reputation that members of our management team have established and maintain with government defense and intelligence personnel contribute to our ability to maintain good customer relations and to identify new business opportunities. We do not have employment agreements with any of our executive officers, and these officers could terminate their employment with us at any time. The loss of any of our executive officers or members of our senior management could impair our ability to identify and secure new contracts and otherwise manage our business.
We must recruit and retain highly skilled employees to succeed in our competitive and labor-intensive business.
     We believe that an integral part of our success is our ability to provide employees who have advanced engineering, information technology and technical services skills and who work well with our customers in a government and defense-related environment. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to maintain our competitiveness and grow our business could be negatively affected. In addition, some of our contracts contain provisions requiring us to staff a program with certain personnel the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the customer may terminate the contract, and we may not be able to recover our costs in the event the contract is terminated.
Our business is dependent upon our employees obtaining and maintaining required security clearances.
     Many of our U.S. government contracts require our employees to maintain various levels of security clearances, and we are required to maintain certain facility security clearances complying with Department of Defense requirements. The Department of Defense and intelligence community have strict security clearance requirements for personnel who work on classified programs. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain security clearances in a timely manner, or at all, or if our employees who hold security clearances are unable to maintain the clearances or terminate employment with us, the customer whose work requires cleared employees could terminate the contract or decide not to renew it upon its expiration. In addition, we expect that many of the contracts on which we will bid will require us to demonstrate our ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively rebid on expiring contracts.
Cost over-runs on our contracts could subject us to losses or adversely affect our future business.
     Under fixed-price contracts, we receive a fixed amount irrespective of the actual costs we incur and, consequently, we absorb any costs in excess of the fixed amount. Fixed-price contracts represented approximately 79% and 71% of our revenues for the fiscal years ended September 30, 2005 and September 30, 2004, respectively. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost reimbursable contracts, which are subject to a contract ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. However, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs. Under each type of contract, if we are unable to control costs we incur in performing under the contract, our financial condition and operating results could be materially adversely affected. Cost over-runs also may adversely affect our ability to sustain existing programs and obtain future contract awards. See “ — Government Contracts — Government Contract Categories” above.

Our quarterly operating results may vary widely.
     Our quarterly revenues and operating results may fluctuate significantly in the future. A number of factors cause our revenues, cash flow and operating results to vary from quarter to quarter, including:
•	fluctuations in revenues derived from fixed-price contracts and contracts with a performance-based fee structure;

•	commencement, completion or termination of contracts during any particular quarter;

•	changes in Congress and Presidential administrations and senior U.S. government officials that affect the timing of technology procurement;

•	changes in policy or budgetary measures that adversely affect government contracts in general; and

•	increased purchase requests from customers for equipment and materials in connection with the U.S. government’s fiscal year end, which may affect our fiscal fourth quarter operating results.
     Changes in the volume of services provided under existing contracts and the number of contracts commenced, completed or terminated during any quarter may cause significant variations in our cash flow from operations because a relatively large amount of our expenses are fixed. We incur significant operating expenses during the start-up and early stages of large contracts and typically do not receive corresponding payments in that same quarter. We may also incur significant or unanticipated expenses when contracts expire or are terminated or are not renewed. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain Congressional and Presidential administration approval in a timely manner.
Our earnings and profit margins may vary based on the mix of our contracts and programs and other factors related to our contracts.
     In general, we perform our developmental work under cost reimbursable and fixed-price development contracts and our production work under fixed-price production contracts. See “ — Government Contracts — Government Contract Categories” above. We typically experience lower profit margins under cost reimbursable and fixed-price development contracts than under fixed-price production contracts. In general, if the volume of services we perform under cost reimbursable and fixed-price development contracts increases in proportion to the volume of services we perform under fixed-price production contracts, our operating results may suffer. In addition, our earnings and margins may vary materially depending on the costs we incur in contract performance, our achievement of other contract performance objectives and the stage of our performance at which our right to receive fees, particularly under incentive and award-fee contracts, is finally determined.
We derive significant revenues from contracts awarded through a competitive bidding process.
     We derive significant revenues from U.S. government contracts that were awarded through a competitive bidding process. Revenues from competitive-bid contracts constituted approximately 46% and 45% of our revenues for the fiscal years ended September 30, 2005 and September 30, 2004, respectively. Much of the business that we expect to seek in the foreseeable future likely will be awarded through competitive bidding. Competitive bidding presents a number of risks, including:
•	the need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost over-runs;

•	the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us;

•	the need to accurately estimate the resources and cost structure that will be required to service any contract we are awarded; and

•	the expense and delay that may arise if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in termination, reduction or modification of the awarded contract.
     We may not be provided the opportunity to bid on contracts that are held by other companies and are scheduled to expire if the government determines to extend the existing contract. If we are unable to win particular contracts that are awarded through a competitive bidding process, we may not be able to operate in the market for services that are provided under those contracts for a number of years. If we are unable to consistently win new contract awards over any extended period, our business and prospects will be adversely affected.
We face competition from other firms, many of which have substantially greater resources.
     We operate in highly competitive markets and generally encounter intense competition to win contracts. We compete with many other firms, ranging from smaller specialized and medium-sized firms such as Applied Signal Technologies, DRS Technologies, EDO Corporation and Southwest Research Institute, to large diversified firms such as Boeing, BAE Systems, General Dynamics, Harris Corporation, L-3 Communications, Lockheed Martin, Northrop Grumman and Raytheon, many of which have substantially greater financial, management and marketing resources than we have. Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel. In order to successfully secure contracts when competing with larger, well-financed companies, we may be forced to agree to contractual terms which provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. In addition, larger diversified competitors serving as prime contractors may be able to supply underlying products and services from affiliated entities, which would prevent us from competing for subcontracting opportunities on these contracts. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results. In addition, our competitors have established or may establish relationships among themselves or with third parties to increase their ability to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge. See “ — Competition” above.
Our business depends upon our relationships with, and the performance of, our prime contractors.
     Revenues from contracts in which we acted as a subcontractor to other contractors represented 22% and 13% of our revenues for the fiscal years ended September 30, 2005 and September 30, 2004, respectively. Of our $271.1 million total backlog as of September 30, 2005, approximately 30% represented work to be performed by us as a subcontractor, and we expect to continue to depend on relationships with other contractors for a substantial portion of our revenues in the foreseeable future. Our business, prospects, financial condition or operating results could be adversely affected if other contractors eliminate or reduce their subcontracts or joint venture relationships with us, either because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business, or if the government terminates or reduces these other contractors’ programs or does not award them new contracts.
     In addition, on those contracts for which we are not the prime contractor, the U.S. government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our performance as a subcontractor. A prime contractor’s performance deficiencies could adversely affect our status as a subcontractor on the program, jeopardize our ability to collect award or incentive fees, cause customers to delay payments, and result in contract termination.

If our subcontractors or suppliers fail to perform their contractual obligations, our contract performance and our ability to obtain future business could be materially and adversely affected.
     Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of the work performed, customer concerns about a subcontractor’s performance, our failure to extend existing task orders or issue new task orders under a subcontract or our hiring of a subcontractor’s personnel. A failure by one or more of our subcontractors to timely provide the agreed-upon supplies or perform the agreed-upon services may materially and adversely affect our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer terminating our contract for default. A default termination could expose us to liability, damage our reputation, distract management’s attention from the operation of our business and have a material adverse effect on our ability to compete for future contracts and orders. In addition, a delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers’ needs and may have an adverse effect upon our profitability.
Our employees or subcontractors may engage in misconduct or other improper activities.
     We are exposed to the risk that employee fraud or other misconduct could occur. In addition, from time to time, we enter into arrangements with subcontractors to bid on and execute particular contracts or programs and we are exposed to the risk that fraud or other misconduct or improper activities by subcontractor personnel may occur. Misconduct by our employees or subcontractors could include intentional failures to comply with federal laws, federal government procurement regulations or the terms of contracts that we receive. Misconduct by our employees or subcontractors could also involve the improper collection, handling or use of our customers’ sensitive or classified information, which could result in regulatory sanctions and serious harm to our reputation. As a result of employee or subcontractor misconduct, we could face fines and penalties, loss of security clearance, suspension and/or debarment from performing U.S. government contracts. It is not always possible to deter misconduct by employees or subcontractors. The precautions we take to prevent and detect such activity may not be effective in controlling unknown or unmanaged risks or losses and such misconduct by employees or subcontractors could result in serious civil or criminal penalties or sanctions and greatly harm our reputation.
If we are unable to manage our growth, our business could be adversely affected.
     During the five fiscal years ended September 30, 2005, our revenues increased at a compounded annual growth rate of 70.1%. Sustaining our growth has placed significant demands on our management, as well as our administrative, operational and financial resources. For us to continue our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to manage our growth while maintaining our quality of service and profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, prospects, financial condition or operating results could be adversely affected.
Our international business poses potentially greater risks than our domestic business.
     International sales represented approximately 11% and 12% of our revenues for the fiscal years ended September 30, 2005 and September 30, 2004, respectively. Our international business tends to have more risk than our domestic business due to the greater potential for changes in foreign economic and political environments. Our international business is also highly sensitive to changes in foreign national priorities and government budgets. International transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and the widely differing legal systems and customs in foreign countries.
We may not be able to receive or retain the necessary licenses or authorizations required to sell our systems and provide services overseas.
     U.S. government licenses and approvals are required for us to export and sell almost all of the products and services involved in our activities with foreign governments. With respect to sales of defense-related products to foreign governments, the U.S. government’s executive branch must notify Congress at least 15 to 30 days, depending on the location of the sale, prior to authorizing these sales. During this time, Congress may take action to block the proposed sale. We cannot be sure of our ability to obtain any licenses required to export our systems or to receive authorization from the executive branch for sales to foreign governments. Failure to receive required licenses or authorization would hinder our ability to sell our systems outside of the United States.
Our systems and products may be rendered obsolete if we are unable to adapt to the rapid technological changes in our industry.
     The rapid development of technology in the defense and intelligence industry, as well as rapidly changing demands for new or different technologies in reaction to government defense and technology needs, continually affect system designs and product applications and may directly impact the performance of our systems and products. We may not be able to successfully maintain or improve the effectiveness of our existing systems, identify new opportunities, or continue to have the necessary financial resources to design and develop new systems or products in a timely and cost-effective manner. In addition, systems or products manufactured by others may render our products and systems obsolete or non-competitive. If any of these events occur, our business, prospects, financial condition and operating results will be materially and adversely affected.
We rely on a limited number of suppliers and manufacturers for specific components, and if our supplies are interrupted, we may not be able to obtain substitute suppliers and manufacturers on terms that are as favorable to us.
     Although we generally use standard parts and components for our systems, we rely on non-affiliated suppliers for certain components that are incorporated in all of our systems. If these suppliers or manufacturers experience financial, operational, manufacturing capacity or quality assurance difficulties, or if there is any other disruption in our relationships, we will be required to quickly locate alternative sources of supply. Our inability to obtain sufficient quantities of these components, if and as required in the future entails a number of risks, including:
•	delays in delivery or shortages in components could interrupt and delay production and result in cancellations of orders for our systems;

•	alternative suppliers could increase component prices significantly; and

•	we may not be able to develop alternative sources for the components.
Our system design and development activities rely on extensive use of commercial-off-the-shelf (COTS) hardware and software.
     Our system design and development activities rely on extensive use of commercial off-the-shelf hardware and software, known as “COTS.” The COTS hardware we generally use include analog converters, antennas, radio frequency distribution systems, servers and disk drives. If any of the COTS hardware we use becomes obsolete prematurely or fails to perform as expected, we would have to find replacement hardware, and that could result in added expenses, schedule or delivery delays and customer dissatisfaction.
     COTS software utilized by us consists generally of widely used commercial software products and more specific use software licensed from other companies. Widely used commercial software is generally upgraded frequently. If our customers do not agree to regular upgrades of the systems we provide using this software, the systems may become obsolete and could result in customer dissatisfaction and cancellation or non-renewal of orders. In the event that we lose access to the more specific use software due to a dispute with the licensor or other reasons, we would have to find a replacement for the software containing the necessary functionality, which could result in unplanned expenses, system problems and customer dissatisfaction.
Our future success will depend in part on our ability to meet the changing needs of our customers.
     Virtually all of the systems designed and sold by us are highly engineered and require sophisticated design, software implementation and system integration techniques and capabilities. The system and program needs of our government customers regularly change and evolve. There is no assurance that we will at all times have at our disposal the engineering, technical and manufacturing capabilities necessary to meet these evolving needs.
We may be liable for system and service failures.
     We design, implement and maintain communications and information technology systems that are often critical to our customers’ operations, including the operations of government defense and intelligence agencies and their personnel. We have experienced and may in the future experience some system and service failures, schedule or delivery delays and other problems in connection with our work. If our systems, services, products or other applications have significant defects or errors, are subject to delivery delays or fail to meet customers’ expectations, we may:
•	lose revenues due to adverse customer reaction;

•	be required to provide additional services to a customer at no charge;

•	receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain customers; or

•	suffer claims for substantial damages.
     In addition to any costs resulting from product warranties, contract performance or required corrective action, these failures may result in increased costs or loss of revenues if they result in customers postponing subsequently scheduled work or canceling or failing to renew contracts.
     While many of our contracts limit our liability for damages that may arise from negligence in rendering services to customers, we cannot be sure that these contractual provisions will protect us from liability for damages if we are sued. Furthermore, our errors and omissions and product liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. Successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs, may be a distraction to our management and may harm our reputation in the industry. In certain new business areas, including in the area of homeland security, we may not be able to obtain sufficient indemnification or insurance and may decide not to accept or solicit business in these areas.
Security breaches by us could adversely affect our business.
     Many of the programs we support and systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security and other classified government functions. A security breach by us or our employees in the course of our development, production or service activities could cause serious harm to our business, damage our reputation and prevent us from being eligible for further work on critical classified systems for U.S. government customers. Losses that we could incur from such a security breach could exceed the policy limits under our errors and omissions or product liability insurance.
Developing new technologies entails significant risks and uncertainties that may not be covered by indemnity or insurance.
     We are exposed to liabilities that are unique to the systems and services we provide. A significant portion of our business relates to designing, developing and manufacturing advanced communications and technology systems and products used in military defense and intelligence systems and products. New technologies are often untested or unproven. In addition, from time to time, we have employees deployed on-site at active military installations or locations. Although indemnification by the U.S. government may be available in some instances for our defense activities, U.S. government indemnification may not be available to cover potential claims or liabilities resulting from a failure of technologies developed by us and deployed in our systems.

     Substantial claims resulting from an accident in excess of U.S. government indemnity and our insurance coverage could harm our financial condition and operating results. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our reputation, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.
Our failure to protect our proprietary technology may adversely affect our business and impair our ability to compete effectively.
     Our success and ability to compete is dependent in part on our proprietary technology developed by our highly skilled employees who are experienced in designing and developing complex communications and information technology systems. We rely primarily on trade secrets and confidentiality procedures to protect our proprietary technology. These measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our systems or products or otherwise obtain and use our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology, potentially resulting in a loss of competitive advantage and decreased revenues. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and the laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or otherwise gaining access to our technology, which could harm our competitive position and our results of operations.
The U.S. government’s right to use technology developed by us limits our intellectual property rights.
     We do not have the right to prohibit the U.S. government from using certain technologies developed by us or to prohibit third parties, including our competitors, from using those technologies to provide products and services at the request of the U.S. government. The U.S. government has the right to royalty-free use of technologies that we have developed under U.S. government contracts. We are free to commercially exploit those government funded technologies and may assert our intellectual property rights to seek to block other non-government users thereof, but we cannot assure you that we could successfully do so.
We may be affected by intellectual property infringement claims.
     Our business operations rely extensively on procuring and deploying intellectual property. Our employees develop some of the software solutions and other forms of intellectual property that we use to provide information products and solutions to our customers, but we also license a significant amount of the technology used in our business from primary vendors. We may in the future be subject to claims from our employees or third parties who assert that software solutions and other forms of intellectual property that we use in delivering services and solutions to our customers infringe upon the intellectual property rights of such employees or third parties. If our vendors, employees or third parties assert claims that we or our customers are infringing on their intellectual property, we could incur substantial costs to defend these claims and management’s attention could be diverted from the operation of our business. In addition, if any of these infringement claims are ultimately successful, we could be required to:
•	cease selling or using products or services that incorporate the challenged software or technology;

•	obtain a license or additional licenses involving additional costs for use; or

•	redesign systems and products that rely on the challenged software or technology.
Risks Related to Accounting Matters and Our Internal Control over Financial Reporting
If we fail to comply with requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, our business could be harmed and our stock price could decline.
     Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require us to assess our internal control over financial reporting annually, and require our independent registered public accounting firm has issued an attestation report on our management’s assessment thereof. The rules governing the standards that must be met for management to assess our internal control over financial reporting as effective are complex, and require significant documentation, testing, and possible remediation of any significant deficiencies and/or material weaknesses of our internal controls to meet the detailed standards under these rules. We have evaluated our internal control over financial reporting as effective as of September 30, 2005, and our independent registered public accountants have audited our assessment and issued their attestation report thereon in conformity with our evaluation. See Item 9A – Controls and Procedures – Management’s Report on Internal Control Over Financial Reporting. Although we have evaluated our internal controls as effective as of September 30, 2005, we may encounter unanticipated delays or problems in assessing our internal controls as effective or in completing our assessment by the required date in future fiscal years. In addition, we cannot assure you that our independent registered public accountants will attest our internal controls as effective in future fiscal years. If we cannot assess our internal controls as effective, and/or if our independent registered public accounting firm is unable to provide an unqualified attestation report on such assessment of our internal control over financial reporting, investor confidence and share value may be negatively impacted.
     We have incurred substantial operating costs in connection with the completion of our implementation and assessment and the auditor attestation under Section 404 of the Sarbanes-Oxley Act with respect to our fiscal year 2005, and we expect to incur additional operating expenses in meeting the requirements relating to internal control over financial reporting in the future. In addition, no assurance can be made that the operating expenses with respect to internal controls compliance we actually incur in the future will not exceed management’s expectations.
We may incur material goodwill impairment charges related to the merger of Argon Engineering and Sensytech.
     The merger of Argon Engineering and Sensytech was accounted for using the “reverse acquisition purchase” method of accounting. Under this method, Argon Engineering was considered the acquirer in the transaction, and we valued Sensytech’s assets and liabilities, including intangible assets, on the basis of their fair value on the date of closing, and recorded the excess as goodwill. To the extent the value of the goodwill recorded in the merger becomes impaired, we may be required to incur material charges related to the impairment of those assets. We recognized goodwill of $107,956,000 in connection with the merger. In accordance with accounting rules, the goodwill will be reviewed periodically to determine if there has been any impairment to its value. We will perform our impairment test annually following the end of each fiscal year, unless circumstances or events indicate that an impairment test should be performed sooner. We performed the test during the fourth quarter of fiscal year 2005 and found no impairment to the carrying value of goodwill.
We may be required to reduce our profit margins on contracts on which we use the percentage-of-completion accounting method.
     We record sales and profits on many of our contracts using the percentage-of-completion method of accounting. As a result, revisions made to our estimates of sales and profits are recorded in the period in which the conditions that require such revisions become known and can be estimated. Although we believe that our profit margins are fairly stated and that adequate provisions for losses for our fixed-price contracts are recorded in our financial statements, as required under U.S. generally accepted accounting principles, we cannot assure you that our contract profit margins will not decrease or our loss provisions will not increase materially in the future.
Changes in stock option accounting rules may adversely impact our operating results prepared in accordance with generally accepted accounting principles.
     We have historically used broad-based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. Historically, we elected to apply APB 25 and the disclosure provisions of SFAS 123 and accordingly we did not recognize any expense with respect to employee stock options for periods up to and including September 30, 2005 as long as such options were granted at exercise prices equal to the fair value of our common stock on the date of grant.
     In December 2004, the Financial Accounting Standards Board issued Statement 123(R), “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. The SEC has issued rules which allow companies to implement Statement 123(R) at the beginning of the annual reporting period that begins after June 15, 2005. Consistent with the new rule, we will be required to adopt Statement 123(R) in the first quarter of our 2006 fiscal year, and will implement the new standard on a prospective basis. We are currently evaluating the effect that the adoption of Statement 123(R) will have on our financial position and results of operations, and it is possible that our adoption of this standard may adversely affect our operating results in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting Pronouncements” below.
Risks Related to Acquisitions
We intend to pursue selective acquisitions, which may prove difficult in the current acquisition environment for defense and intelligence businesses.
     One of our key growth strategies is to pursue selective acquisitions. Effective October 1, 2005, we acquired Radix Technologies, Inc., and we intend to pursue additional strategic acquisitions in the future. See “—Recent Developments” above. Current valuations for businesses in the government, defense and intelligence sectors in which we operate are at historically high levels, and there is intense competition from government contractors of all types and sizes, commercial information technology providers and private equity firms for acquisition candidates operating in these sectors. In addition, we intend to seek to acquire businesses with specialized technology capabilities and products that complement or expand our existing capabilities and products, businesses that expand our relationships with existing customers and businesses that offer us opportunities to diversify or expand our customer base. These types of businesses are especially in demand in the current acquisition market, and other prospective purchasers who have substantially greater resources than we do may offer to acquire such businesses upon such economic terms that are hard for us to match. We may not be able to identify and execute suitable acquisitions in the future on terms that are favorable to us, or at all.
Acquisitions involve costs and other risks, and may not have the benefits we expect.
     In connection with acquisitions we make, we may incur significant acquisition expenses as well as amortization expenses related to intangible assets. We also may incur significant write-offs of goodwill associated with companies, businesses or technologies that we acquire. Our operating results could be adversely affected by these expenses and write-offs. Moreover, any acquisition could involve other risks, including:
•	diversion of management’s attention from existing opertions;

•	potential loss of key employees or customers of acquired companies;

•	exposure to unforeseen liabilities of acquired companies; and

•	financial reporting irregularities as a result of deficient internal controls and disclosure controls and procedures of acquired companies.
     In addition, the success of our acquisition strategy will depend upon our ability to successfully integrate any businesses we may acquire in the future. The integration of these businesses into our operations may result in unforeseen events or operating difficulties, absorb significant management attention and require significant financial resources that would otherwise be available for the ongoing development of our business. These integration difficulties could include:
•	the integration of personnel with disparate business backgrounds;

•	the transition to new information systems;

•	the coordination of geographically dispersed organizations;

•	the reconciliation of different corporate cultures; and

•	the synchronization of disclosure and financial reporting controls of acquired companies with our controls and, where applicable, improvement of the acquired company’s controls.
     Since we are approaching the 750 employee “small business” size limit under the Small Business Administration Size Standards regulation, any “small business” company we acquire will likely lose its eligibility to bid or re-bid on many small business set-aside contracts once it is acquired by us. For these or other reasons, we may be unable to retain key customers of acquired companies or to retain or renew contracts of acquired companies. Moreover, any acquired business may fail to generate the revenue or net income we expected or produce the efficiencies or cost-savings that we anticipated. Any of these outcomes could materially adversely affect our operating results.
Acquisitions may require us to incur debt or issue dilutive equity.
     Our acquisition strategy may require us to incur debt or sell equity, resulting in additional leverage or dilution of ownership. Any debt we would incur to finance acquisitions would likely involve restrictions on our operations and require us to maintain certain financial ratios and secure the debt with our assets, such as accounts receivable.
Risks Related to Ownership of Our Common Stock
Our management, whose interests may not be aligned with yours, is able to control the vote on all matters requiring stockholder approval.
     As of November 11, 2005, our executive officers (Terry L. Collins, Victor F. Sellier, Thomas E. Murdock, S. Kent Rockwell, Kerry M. Rowe, W. Joseph Carlin and Robert S. Tamaru) collectively held approximately 49.7% of our total outstanding shares of common stock. We estimate that upon consummation of our December 2005 public offering of common stock (see “—Recent Developments, above), our executive officers will collectively hold approximately 43.1% of our total outstanding shares of common stock. Accordingly, our executive officers as a group will continue to control the vote on all matters requiring stockholder approval, including the election of directors. The interests of our executive officers may not be fully aligned with yours. Although there is no agreement among our executive officers with respect to the voting of their shares, this concentration of ownership may delay, defer or even prevent a change in control of our company, and make transactions more difficult or impossible without the support of all or some of our executive officers. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.
ITEM 2. PROPERTIES
     We conduct a major portion of our operations at our headquarters located at 12701 Fair Lakes Circle, Fairfax, VA 22033. This is a 10 story building in a mixed use office park that includes commercial, residential, and retail properties. Our leased space encompasses 153,000 square feet of the 253,000 square feet available in the building. This space includes appropriately constructed office, laboratory and meeting areas suitable for our classified and unclassified government work. The base lease for 100,000 square feet extends until March 2009 and has two 5-year options. The lease for the remaining 53,000 square feet extends until May 31, 2009.
     We believe that our leased facilities are suitable for the operations we have in each of them. Each facility is well maintained and capable of supporting higher levels of revenue. In addition, provisions in our headquarters lease give us opportunities for additional space should our growth require facilities expansion. The table below sets forth certain information about our principal facilities.

	Estimated
	Square			Principal
Address	Feet	Lease Term	Description	Activity
12701 Fair Lakes Circle Fairfax, VA 22033	153,000	Leased, Expiration Date:	Multifloor tenant in ten-story office building.	Engineering/ Administration
		5/31/2009

8419 Terminal Road Newington, VA 22122	67,220	Leased, Expiration Date: 6/30/2014	Two one-story and one partial two-story adjacent block buildings in an industrial park.	Engineering/Production/ Administration

300 Parkland Plaza Ann Arbor, MI 48106	12,419	Leased, Expiration Date: 11/30/2008	One-story facility in a research park.	Engineering/Production/ Administration

800 Calle Plano Camarillo, CA 93012	8,802	Leased, Expiration Date: 1/31/2007	One-story facility in an industrial park.	Engineering/Production/ Administration

925 South Semoran Blvd Winter Park, FL 32792	6,620	Leased, Expiration Date: 2/28/2006	One-story facility.	Engineering/ Production

90 Laurel View Drive Smithfield, PA 15478	60,000	Leased, Expiration Date: 9/15/2013	One-story facility.	Engineering/Production/ Administration

1386-1390 Connellsville Rd North Union Township, PA	40,000	Leased, Expiration Date: 4/1/2014	One-story facility.	Engineering/ Production

329 North Bernardo Ave Mountain View, CA 94043	26,328	Leased, Expiration Date:	One-story facility.	Engineering/ Production
		10/31/2010

ITEM 3. LEGAL PROCEEDINGS
     We are not party to any material legal proceedings. We are subject to litigation from time to time, in the ordinary course of business including, but not limited to, allegations of wrongful termination or discrimination.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended September 30, 2005.
SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
     The following is a list of our executive officers, including their names, ages and offices held, as of December 12, 2005.

Name	Age	Position with Registrant
Terry L. Collins, Ph.D.	60	Chairman of the Board, Chief Executive Officer and President
S. Kent Rockwell	61	Vice Chairman of the Board and Vice President, Corporate Development
Victor F. Sellier	56	Vice President, Business Operations, Chief Financial Officer and Treasurer
Thomas E. Murdock	63	Vice President, Information Dominance
Kerry M. Rowe	46	Vice President, Reconnaissance Systems
W. Joseph Carlin	42	Vice President, Engineering
Robert S. Tamaru	50	Vice President, Advanced Systems

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is traded on the Nasdaq National Market under the symbol “STST.”
     The following table sets forth the range of high and low actual sales prices of our common stock for the periods indicated.

	High	Low
Fiscal 2005
Fourth Quarter	$36.72	$28.08
Third Quarter	37.00	25.32
Second Quarter	38.39	31.76
First Quarter	37.35	22.65

Fiscal 2004
Fourth Quarter	$29.43	$18.80
Third Quarter	24.97	15.52
Second Quarter	15.87	13.45
First Quarter	17.27	11.91
     There were 466 record holders of our common stock on December 12, 2005. On December 12, 2005, the last reported sale price of our common stock on the NASDAQ National Market was $30.33 per share.
Dividend Policy
     During the fiscal years ended September 30, 2004 and 2003, prior to the merger, Argon Engineering paid dividends to its shareholders of $7,851,000 and $2,462,000, respectively. Prior to the merger of Argon Engineering and Sensytech, Sensytech never paid cash dividends on its common stock. Subsequent to the merger, we have not paid cash dividends on our common stock.
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
Equity Compensation Plan Information
     Set forth below is information as of September 30, 2005 regarding our equity compensation plans.

	Number of	Weighted
	securities to be	average exercise
	issued upon exercise	price of	Number of
	of outstanding	outstanding	securities
	options, warrants	options, warrants	remaining available
Plan category	and rights	and rights	for future issuance
	(a)	(b)	( c)
Equity compensation plans approved by security holders	447,200	$14.194	508,272
Equity compensation plans not approved by security holders (1)	1,293,927	$6.874	—

Total	1,741,127	$8.754	508,272

(1)	Consists entirely of shares of common stock issuable upon exercise of options under the Argon Engineering Associates, Inc. Stock Plan. There will be no further options or common stock granted under this plan.
     The Argon Engineering Associates, Inc. Stock Plan (the “Plan”) provided for the for the issuance of incentive and non-statutory stock options and restricted stock to eligible employees of Argon Engineering and its affiliates. As a result of the merger of Argon Engineering and Sensytech, each outstanding option to purchase Argon Engineering common stock under the Plan was converted into an option to purchase our common stock, with the number of shares able to be purchased and the exercise price adjusted in accordance with the merger exchange ratio. No acceleration of vesting of options under the Plan occurred in connection with the merger. As a result of the merger, the Plan covers 6,240,000 shares of common stock; however, the Plan has been frozen as of September 29, 2004 and no additional awards will be granted under the Plan subsequent to that date. The only participants in the Plan are those employees who received awards prior to September 29, 2004.
ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth the selected statement of earnings data and balance sheet data for each of the periods indicated. The selected financial data for the years ended September 30, 2005, 2004, 2003, 2002, and 2001 are derived from our audited consolidated financial statements and related notes.
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
     The selected financial data, other than September 30, 2005 and 2004 balance sheet and backlog information, reflect the results from operations of Argon Engineering and includes only the results from operations of Sensytech from September 29, 2004, the date of the merger.

	Years Ended September 30
	2005	2004	2003	2002	2001
		(In thousands, except per share data)
Contract revenues	$271,754	$129,184	$79,349	$61,759	$41,396

Cost of revenues	222,792	107,307	65,271	51,034	35,169

General and adminstrative expenses	14,578	5,905	5,844	5,181	3,101

Income from operations	34,384	15,972	8,234	5,544	3,126

Interest income, net	698	154	31	62	42

Income before income taxes	35,082	16,126	8,265	5,606	3,168

Provision for income taxes	(13,301)	(6,177)	(2,696)	(2,021)	(1,139)

Net income	$21,781	$9,949	$5,569	$3,585	$2,029

Earnings per share
Basic	$1.10	$0.81	$0.47	$0.32	$0.21

Diluted	$1.06	$0.74	$0.44	$0.29	$0.16

	Years Ended September 30
	2005	2004	2003	2002	2001
	(In thousands)
Balance sheet data
Cash and cash equivalents	$4,064	$29,732	$4,100	$5,231	$4,215
Total assets	$249,834	$221,741	$23,736	$20,090	$15,163
Total debt	$138	$282	$34	$172	$309
Stockholder’s Equity	$192,013	$160,925	$11,010	$7,944	$4,323

Other data
Backlog (unaudited)	$271,107	$228,819	$157,070	$96,799	$76,380
Dividends	$—	$7,851	$2,462	$—	$—

     ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth in “Business Risks” under Item 1 – Business.
Forward-looking Statements
     Statements in this annual report on Form 10-K, including without limitation in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are forward-looking statements under the provision of the Private Securities Litigation Reform Act of 1955. All forward-looking statements involve risks and uncertainties. These statements are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions or results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties including those set forth in “Business Risks” under Item 1 – Business. In addition to those risks specifically mentioned in this report, such risks and uncertainties include, but are not limited to, the existence of demand for, and acceptance of our products and services, regulatory approvals, export approvals, economic conditions both domestically and internationally, the impact of competition and pricing, results of financing efforts and other factors affecting our business that are beyond our control. All of the forward-looking statements should be considered in light of these factors. You should not put undue reliance on any forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect new information, future events or otherwise, except as provided by law.
Overview
General
     We are a leading systems engineering and development company providing full-service C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) systems to a wide range of defense and intelligence customers. Our systems provide communications intelligence, electromagnetic intelligence, electronic warfare and information operations capabilities that enable our defense and intelligence customers to detect, evaluate and respond to potential threats. These systems are deployed on a range of military and strategic platforms including surface ships, submarines, unmanned underwater vehicles (UUV), aircraft, unmanned aerial vehicles (UAV), land mobile vehicles, fixed site installations and re-locatable land sites.
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
     Management’s discussion and analysis addresses our historical results of operations and financial condition as shown in our consolidated financial statements for the fiscal years ended September 30, 2005, 2004 and 2003. Consistent with the reverse acquisition accounting treatment applied to the merger, our historical financial statements presented in this Form 10-K for periods prior to the acquisition date are the statements of Argon Engineering (except for stockholders’ equity which has been retroactively restated for the equivalent number of shares of Argon ST, as the legal acquirer). The operations of the former Sensytech businesses have been included in the financial statements only from September 29, 2004, the date of acquisition. Both companies had their fiscal year ending on September 30.

Segments
     We have reviewed our business operations and determined that we operate in a single homogeneous business segment. Our financial information is reviewed and evaluated by the chief operating decision maker on a consolidated basis relating to the single business segment. We sell similar products and services that exhibit similar economic characteristics to similar classes of customers, primarily the U.S. government. Revenue is internally reviewed monthly by management on an individual contract basis as a single business segment.
Revenues
     Our revenues are primarily generated from the design, development, production, installation and support of complex sensor systems under contracts predominately with the U.S. government and major domestic prime contractors, as well as with foreign governments, agencies and defense contractors.
     Our government contracts can be divided into three major types: cost reimbursable, fixed-price and time and materials. Cost reimbursable contracts are primarily used for system design and development activities involving considerable risks to the contractor, including risks related to cost estimates on complex systems, performance risks associated with real time signal processing, embedded software, high performance hardware, and requirements that are not fully understood by the customer or us, the development of technology that has never been used, and interfaces with other systems that are in development or are obsolete without adequate documentation. Fees under these contracts are usually fixed at the time of negotiation; however, in some cases the fee is an incentive or award fee based on cost, schedule, and performance or a combination of those factors. Although the U.S. government customer assumes the cost risk on these contracts, the contractor is not allowed to exceed the cost ceiling on the contract without the approval of the customer.
     Fixed-price contracts are typically used for the production of systems. Development activities similar to activities performed under previous contacts are also usually covered by fixed-price contracts, due to the low risk involved. In these contracts, cost risks are borne entirely by the contractor. Some fixed-price contracts include an award fee or an incentive fee as well as the negotiated profit. Most foreign customers, and some U.S. customers, use fixed-price contracts for design and development work even when the work is considered high risk. Time and materials contracts are based on hours worked, multiplied by approved labor rates, plus other costs incurred and allocated.
     The following table represents our revenue concentration by contract type for the periods indicated:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
Contract Type	September 30, 2005	September 30, 2004	September 30, 2003
Fixed-price contracts	79%	71%	46%

Cost reimbursable contracts	16%	19%	51%

Time and materials contracts	5%	10%	3%
     Generally, we experience revenue growth when systems move from the development stage to the production stage due to increases in sales volumes from production of multiple systems and when we add new customers or are successful in selling new systems to existing customers. Our current production work has been derived from programs for which we have performed the initial development work. These programs are next generation systems replacing existing, obsolete systems that were developed by other companies. We were able to displace these companies primarily on the basis of technological capability. We believe that the current state of world affairs and the U.S. government’s emphasis on protecting U.S. citizens will cause funding of these programs to continue.

Backlog
     We define backlog as the funded and unfunded amount provided in contracts less previously recognized revenue and exclude all unexercised options on contracts. Some contracts where work has been authorized carry a funding ceiling that does not allow us to continue work on the contract once the customer obligations have reached the funding ceiling. In such cases, we are required to stop work until additional funding is added to the contract. Our experience in this case is very rare and therefore we generally carry the entire amount that the customer intends to execute as backlog when we are confident that the customer has access to the required funding for the contract.
     In general, most of our backlog results in sales in subsequent fiscal years, as we maintain minimal inventory and therefore the lead time on ordering and receiving material and increasing staff to execute programs has a lag time of several months from the receipt of order.
     Our funded backlog does not include the full value of our contracts because Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years.
     From time to time, we will exclude from backlog portions of contract values of very long or complex contracts where we judge revenue could be jeopardized by a change in U.S. government policy. Because of possible future changes in delivery schedules and cancellations of orders, backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and actual sales for the year may not meet or exceed the backlog represented. We may experience significant contract cancellations that were previously booked and included in backlog.
     Our backlog consisted of the following at September 30,:

	2005	2004	2003
Funded	$199,543,000	$222,222,000	$146,418,000
Unfunded	71,564,000	6,597,000	10,652,000

Total	$271,107,000	$228,819,000	$157,070,000

     Of the total unfunded backlog at September 30, 2005, $60,031,000 pertains to the Aerial Common Sensor (ACS) program, on which we are a subcontractor. The ACS program is currently subject to a stop-work order issued in September 2005. The prime contractor on the ACS program has responded to the customer’s request for a plan to address cost and schedule issues, and the customer is expected to make a determination regarding the future of the program by January 12, 2006. See “Business Risks – We have received a stop work order under one of our subcontracts, and our work on the related program may be terminated or modified unfavorably” in Item 1 – Business, above.
     Backlog as of September 30, 2004 includes backlog acquired from Sensytech of $30,715,000. For fiscal year 2003 backlog reflects Argon Engineering backlog only.
     While we have experienced substantial growth in our backlog over the past three fiscal years, our total, funded and unfunded backlog as of the end of any fiscal quarter may fluctuate due to numerous factors, including the schedule for and timing of contract awards which we are pursuing, the timing of government funding for contracts we have been awarded, and our success in winning new and follow-on contract awards. Our total backlog remained substantially flat as of the end of our 2005 fiscal year as compared to the end of the third quarter of fiscal 2005. Overall, we expect our fiscal year 2006 ratio of backlog to revenue will be 1.0 or greater.
Cost of Revenues
     Cost of revenues consist of direct costs incurred on contracts such as labor, materials, travel, subcontracts and other direct costs and indirect costs associated with overhead expenses such as facilities, fringe benefits and other costs that are not directly related to the execution of a specific contract. We plan indirect costs on an annual basis and on cost reimbursable contracts receive government approval to bill those costs as a percentage of our direct labor, other direct costs and direct materials as we execute our contracts. The U.S. government approves the planned indirect rates as provisional billing rates near the beginning of each fiscal year.
General and Administrative Expenses
     Our general and administrative expenses include administrative salaries, costs related to proposal activities, internally funded research and development, and other administrative costs.
Interest Income, net
     Net interest income is derived solely from interest earned on cash reserves maintained in short term bank accounts and are therefore subject to short-term interest rates that have minimal risk. Interest rates were lower in fiscal year 2005 and fiscal year 2004 than in fiscal year 2003, but our cash reserves increased due to increased operating income, partially mitigating the effect of lower interest rates.
     Net interest income for fiscal year 2005 was approximately $698,000 as compared to approximately $154,000 for fiscal year 2004, and was $31,000 for fiscal year 2003.
Income Taxes
     Provision for income tax for fiscal year 2005 was approximately $13,301,000 as compared to approximately $6,177,000 for the fiscal year 2004. Income tax expense was $2,696,000 for fiscal year 2003. The effective tax rate for fiscal year 2005 was 37.9% compared to 38.3% for fiscal year 2004. The effective tax rate was 32.1% for fiscal year 2003. For fiscal year 2005, the research and development tax credit reduced the expected rate by 1% compared to a 1.9% reduction in fiscal year 2004. For fiscal year 2005, other items, such as permanent tax differences and an over accrual of prior year taxes had a 0.1% effect on the effective tax rate. For fiscal year 2004, permanent differences and an under accrual of prior year taxes increased the effective tax rate by 1.3%
Research and Development
     We conduct internally funded research and development into complex signal processing, system and software architectures, and other technologies that are important to continued advancement of our systems and are of interest to our current and prospective customers. The variance from year to year in internal research and development is caused by the status of our product cycles and the level of complementary U.S. government funded research and development.
     The table below shows our research and development expenditures for the periods indicated. As shown in this table, internal research and development is a small portion of our overall research and development, as government funded research and development constitutes the majority of our activities in this area.

	2005	2004	2003
Internal research and development	$3,992,000	$1,301,000	$2,187,000
Customer-funded research and development	50,009,000	47,673,000	37,007,000

Total	$54,001,000	$48,974,000	$39,194,000

     In fiscal years 2005, 2004 and 2003, internal research and development expenditures represented 1.5%, 1.0% and 2.8% of our revenues, respectively. During the fourth quarter of fiscal year 2005, we reclassified certain work we had performed in the third quarter of fiscal year 2005 from internal research and development to direct contract costs due to an award of a fixed-price contract covering that work. As a result, our internal research and development costs for the fiscal year ended September 30, 2005 were $272,000 lower than they were for the nine months ended July 3, 2005.

Critical Accounting Practices and Estimates
General
     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements. These financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the estimates, assumptions, and judgments involved in the accounting practices described below have the greatest potential impact on our financial statements and, therefore, consider these to be critical accounting practices.
Revenue and Cost Recognition
     General
     The majority of our contracts, which are with the U.S. government, are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts. These contracts are transacted using written contractual arrangements, most of which require us to design, develop, manufacture and/or modify complex products and systems, and perform related services according to specifications provided by the customer. We account for fixed-price contracts by using the percentage-of-completion method of accounting. Under this method, contract costs are charged to operations as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. In the case of contracts with materials requirements, revenue is recognized as those materials are applied to the production process in satisfaction of the contracts’ end objectives. We account for cost reimbursable contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying the negotiated fee rate to actual costs on an individual contract basis. Management reviews contract performance, costs incurred, and estimated completion costs regularly and adjusts revenues and profits on contracts in the period in which changes become determinable.
     Anticipated losses on contracts are also recorded in the period in which they become determinable. Unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors are borne by us on fixed-price contracts, and could have a material adverse effect on results of operations and financial condition. Unexpected cost increases in cost reimbursable contracts may be borne by us for purposes of maintaining customer relationships. If the customer agrees to fund cost increases on cost type contracts, the additional work does not have any profit and therefore dilutes margin.
     Indirect rate variance
     We record contract revenues and costs of operations for interim reporting purposes based on annual targeted indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During our interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. Timing-related indirect spending variances are not applied to contract costs, research and development, and general and administrative expenses, but are included in unbilled receivables during these interim reporting periods. These rates are reviewed regularly, and the Company records adjustments for any material, permanent variances in the period they become determinable.
     Our accounting policy for recording indirect rate variances is based on management’s belief that variances accumulated during interim reporting periods will be absorbed by management actions to control costs during the remainder of the year. We consider the rate variance to be unfavorable when the actual indirect rates are greater than our annual targeted rates. During interim reporting periods, unfavorable rate variances are recorded as reductions to operating expenses and increases to unbilled receivables. Favorable rate variances are recorded as increases to operating expenses and decreases to unbilled receivables.

     If we anticipate that actual contract activities will be different than planned levels, there are alternatives we can utilize to absorb the variance: we can adjust planned indirect spending during the year, modify our billing rates to our customers, or record adjustments to expense based on estimates of future contract activities.
     If our rate variance is unfavorable, the modification of our indirect rates will likely increase revenue and operating expenses. Profit percentages on fixed-price contracts will generally decline as a result of an increase to indirect costs unless compensating savings can be achieved in the direct costs to complete the projects. Profit percentages on cost reimbursement contracts will generally decline as a percentage of total costs as a result of an increase in indirect costs even if the cost increase is funded by the customer. If our rate variance is favorable, the modification of our indirect rates will decrease revenue and operating expenses. In this event, profit percentages on fixed-price contracts will generally increase. Profit percentages on cost-reimbursable contracts will generally be unaffected as a result of any reduction to indirect costs, due to the fact that programs will typically expend all of the funds available. Any impact on operating income, however, will depend on a number of other factors, including mix of contract types, contract terms and anticipated performance on specific contracts.
     By fiscal year end 2005, we succeeded in substantially reducing the $3,000,000 unfavorable variance that existed at the end of the third quarter of fiscal year 2005, and we absorbed the remaining unfavorable rate variance by increasing our indirect rates that are applied to contracts, which increased revenue by $649,000 and increased operating costs by $808,000.
     AN/SLQ-25A Contract
     We historically recorded the AN/SLQ-25A Surface Ship Torpedo Defense System (SSTD) contract at zero margin. Revenue from this contract amounted to approximately 6.1% of our revenues for the fiscal year ended September 30, 2005, and approximately 6.9% of our pro forma revenues for the fiscal year ended September 30, 2004 and approximately 9.0% of our pro forma revenues for the fiscal year ended September 30, 2003 (see “ — Pro Forma Financial Results of Operation” below). This contract was acquired as part of Sensytech’s acquisition of certain assets of FEL Corporation during 2002 and was performing at a potential loss at the date of acquisition. Based on the historical experience of awarded change orders on the SSTD contract and our ongoing discussions with the customer, we deemed future change orders probable to enable the contract to break even (i.e., eliminating any potential loss on the contract). We have favorably performed under the contract since the date the contract was acquired from FEL Corporation and management has worked with the customer to reduce any potential loss through change orders approved to date. As of September 30, 2005, there were 34 change orders awarded for a total contract value of $64,139,000. Based on current funding, we project that the contract will realize a modest profit of $834,000 through its completion in fiscal year 2008. We began recognizing profit on the contract during the fourth quarter of fiscal year 2005.
     Award Fee Recognition
     Our practice for recognizing interim fee on our cost-plus-award-fee contracts is based on management’s assessment as to the likelihood that the award fee or an incremental portion of the award fee will be earned on a contract-by-contract basis. Management’s assessments are based on numerous factors including: contract terms, nature of the work performed, our relationship and history with the customer, our history with similar types of projects, and our current and anticipated performance on the specific contract. No award fee is recognized until management determines that it is probable that an award fee or portion thereof will be earned. Actual fees awarded are typically within management’s estimates. However, changes could arise within an award fee period causing management to either lower or raise the award fee estimate in the period in which it occurs.
Goodwill
     Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, companies no longer amortize goodwill, but instead test for impairment at least annually using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We performed the test during the fourth quarter of fiscal year 2005 and found no impairment to the carrying value of goodwill.
Accounts Receivable
     We are required to estimate the collectibility of our accounts receivables. Judgment is required in assessing the realization of such receivables, and the related reserve requirements are based on the best facts available to us. Since most of our revenue is generated under U.S. government contracts, our current accounts receivable reserve is not significant.
Historical Operating Results
Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004
     The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the periods indicated:

	September 30,	September 30,	Increase 2005
	2005	2004	Compared to 2004
Contract revenues	$271,754,000	$129,184,000	$142,570,000
Cost of revenues	222,792,000	107,307,000	115,485,000
General and administrative expenses	14,578,000	5,905,000	8,673,000
Provision for income taxes	13,301,000	6,177,000	7,124,000
Net income	21,781,000	9,949,000	11,832,000
Revenues:
     Revenues increased approximately 110% for the fiscal year 2005 compared to the fiscal year 2004. This increase is primarily attributable to increased contract award activities which grew by 31%, work performed on contracts awarded prior to fiscal year 2005 and revenues generated from the addition of Sensytech‘s backlog, as well as new business acquired during fiscal year 2005. During fiscal year 2005, revenue from our three large production contracts increased by $77,540,000. In fiscal year 2005, we continued to see a transition from cost reimbursable contracts to fixed-price contracts. Fixed-price contracts represented 79% of our revenue in fiscal year 2005, compared to 71% in fiscal year 2004.
     Backlog at the end of fiscal year 2005 increased $41,734,000, or approximately 18%, compared with 2004 fiscal year-end backlog. The increase in backlog in 2005 was primarily the result of continuing orders and receipt of a large order for the Aerial Common Sensor (ACS) program. 2005 fiscal year-end backlog includes $60,973,000 with respect to our work on the ACS program. See “— Overview—Backlog,” above, and “Business Risks – We have received a stop work order under one of our subcontracts, and our work on the related program may be terminated or modified unfavorably” in Item 1 – Business, above.
     New orders increased $73,597,000, or approximately 31%, in fiscal year 2005 compared to fiscal year 2004. This increase is a result of full rate production orders for ship systems. Bookings in fiscal year 2005 include $71,797,000 related to the ACS program. See “— Overview—Backlog,” above, and “Business Risks – We have received a stop work order under one of our subcontracts, and our work on the related program may be terminated or modified unfavorably” in Item 1 – Business, above.

Cost of Revenues:
     Cost of revenues increased approximately 108% for the fiscal year 2005 as compared to the fiscal year 2004. This increase was primarily comprised of an increase in direct labor of $11,554,000 and an increase in materials of $80,867,000 to support the increase in fiscal year 2005 production activities for system delivery. In addition, we had increases of $8,321,000 and $5,298,000 for fringe benefits, and facilities costs, respectively, allocated to cost of revenues. The increase in fringe benefits is primarily a result of increases in compensated leave of $2,685,000, group insurance of $2,130,000, employment taxes of $1,590,000, 401(k) contributions of $1,172,000 and incentive compensation of $594,000 much of which is associated with the increase in employee head count. Primarily all of the incentive compensation was accrued during the fourth quarter, based on our performance during the quarter and performance for the year. The facilities cost increase is primarily attributable to increases in rent of $1,870,000 and depreciation of $1,682,000 associated with additional properties and equipment acquired in the merger with Sensytech. During fiscal year 2005, other engineering overhead costs increased by $7,286,000, while amortization of intangibles and the depreciation of asset write-up relating to the initial amortization and depreciation, increased costs by $971,000 and $346,000, respectively. The engineering overhead increase is primarily the result of an increase in labor of $6,865,000. Cost of revenues as a percentage of revenues was 82% and 83% for the fiscal years ended September 30, 2005 and 2004, respectively.
General and Administrative Expenses:
     General and administrative expenses increased approximately 147% for fiscal year 2005 as compared to fiscal year 2004. The increase was due primarily to an increase in general and administrative labor of $1,633,000, an increase in internal research and development of $2,691,000 and an increase in bid and proposal cost of $359,000. The increase in costs related to Sarbanes-Oxley Section 404 compliance and accounting system conversion was $1,466,000. In addition, fringe benefits and facilities costs allocated to general and administrative expenses increased by $1,064,000 and $631,000, respectively.
Interest Income and Interest Expense:
     Interest income increased $544,000 to $711,000 for fiscal year 2005 from $167,000 for fiscal year 2004. This increase was a result of a larger average cash balance, which allowed for investment in higher yield short-term investments resulting in higher average interest rates during fiscal year 2005 compared to fiscal year 2004. Interest expense was not significant in fiscal years 2005 and 2004.
Income Tax Expense:
     Provision for income tax increased $7,124,000 or 115% to $13,301,000 for fiscal year 2005 from $6,177,000 for fiscal year 2004. The fiscal year 2005 effective tax rate was 37.9% compared to 38.3% in 2004. For fiscal year 2005, the research and development tax credit reduced the effective rate by 1% compared to a 1.9% reduction in fiscal year 2004. For fiscal year 2005, other items, such as permanent tax differences and an over accrual of prior year taxes had a 0.1% effect on the effective tax rate. For fiscal year 2004, permanent differences and an under accrual of prior year taxes increased the effective tax rate by 1.3%
Net Income:
     As a result of the above, net income increased $11,832,000 or 119% to $21,781,000 for fiscal year 2005 from $9,949,000 for fiscal year 2004.
Fiscal year ended September 30, 2004 compared to fiscal year ended September 30, 2003
     The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the periods indicated:

	September 30,	September 30,	Increase 2004
	2004	2003	Compared to 2003
Contract revenues	$129,184,000	$79,349,000	$49,835,000
Cost of revenues	107,307,000	65,271,000	42,036,000
General and administrative expenses	5,905,000	5,844,000	61,000
Provision for income taxes	6,177,000	2,696,000	3,481,000
Net income	9,949,000	5,569,000	4,380,000
Revenues:
     Revenues increased approximately 63% for the fiscal year 2004 as compared to the fiscal year 2003. The increase was caused by increased contract award activities. This increased order activity led to a significant increase in contract work during 2004 and was supplemented by the start of a full rate production contract. The increase in revenue was comprised of an increase in fixed price contract revenue of $55,310,000, offset in part by a decrease in cost type contract revenue of $5,473,000. This change in contract revenue mix was the result of the transition of systems development to production following completion of development cycles.
     Fiscal year 2004 year-end backlog increased approximately 46% compared with fiscal year 2003 year-end backlog. The increase in backlog in 2004 was primarily the result of an increase in new orders from the U.S. government for production of ship and submarine systems under fixed price contracts, and backlog of approximately $30,715,000 acquired in the merger with Sensytech.
     New orders increased 21% for the fiscal year 2004 compared to fiscal year 2003. This increase was a result of full rate production orders for ship systems.
Cost of Revenues:
     Cost of revenues increased approximately 64% for the fiscal year 2004 as compared to the fiscal year 2003. This increase was primarily comprised of an increase in direct labor of $3,712,000 and an increase in materials of $32,578,000 to support the increase in production activities for system delivery. The increase in materials costs was a direct result of work being performed on production contracts during 2004. The increase in cost of revenue reflected an increase of fixed price contract costs of $46,794,000, offset in part by a decrease in cost type contract costs of $5,350,000. The change in contract cost mix was the result of the increase in system production work during 2004. Cost of revenues as a percentage of revenues was 83% and 82% for the fiscal years ended September 30, 2004 and 2003, respectively.
General and Administrative Expenses:
     General and administrative expenses increased approximately 1% for the fiscal year 2004 as compared to fiscal year 2003. The substantially flat level of general and administrative expenses reflects a reduction in internally funded research and development expenses of $886,000 from $2,187,000 in 2003 to $1,301,000 in 2004 as personnel resources were diverted to contract efforts, partially offset by an increase in other general and administrative labor costs associated with the increase in business volume.
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
Pro forma Financial Results of Operations
     The following unaudited condensed combined pro forma results of operations reflect the pro forma combination of the Argon Engineering and the acquired Sensytech business as if the combination had occurred at the beginning of each of fiscal years 2004 and 2003, compared with the historical results of operations for Argon Engineering for the same periods.
     These unaudited pro forma condensed combined pro forma results of operations were prepared based on the historical financial statements of Argon Engineering under the assumptions set forth in the footnotes accompanying the financial statements. We believe that the assumptions used provide a reasonable basis for presenting the significant effects directly attributable to the merger transaction. The unaudited pro forma condensed combined results of operations do not purport to represent what our results of operations would have been if such transaction had occurred at the beginning of the periods presented, and are not necessarily indicative of our future results. These unaudited pro forma condensed combined results of operations should be read in conjunction with the historical consolidated financial statements and the notes thereto included in this Form 10-K.

	Twelve Months Ended September 30,
	2004		2003
	Historical	Pro forma	Historical	Pro forma
Revenue	$129,184,000	$189,792,000	$79,349,000	$132,532,000
Income from operations	15,972,000	23,132,000	8,234,000	13,874,000
Net income	9,949,000	14,386,000	5,569,000	8,979,000

Basic earnings per share	$0.81	$0.76	$0.47	$0.50
Diluted earnings per share	$0.74	$0.71	$0.44	$0.48

Basic wt average shares	12,308,000	18,914,000	11,770,000	17,874,000
Diluted wt average shares	13,367,000	20,156,000	12,620,000	18,882,000
     Revenues attributable to Sensytech were $60,608,000 and $53,183,000 for fiscal years 2004 and 2003, respectively. Income from operations attributable to Sensytech was $6,033,000 and $6,693,000 for fiscal years 2004 and 2003, respectively. Net income attributable to Sensytech was $3,749,000 and $4,052,000 for fiscal years 2004 and 2003, respectively. Depreciation and amortization on the write up of tangible and intangible assets, in accordance with SFAS 141, was $82,000 and $971,000, respectively, for each of fiscal years 2004 and 2003, and the after tax effect was $50,000 and $592,000, respectively. The one time merger costs and expenses, incurred by Sensytech, of approximately $2,180,000 before tax and $1,330,000 after tax were added back to the pro forma results for 2004.
Analysis of Liquidity and Capital Resources
     Cash
     Our primary source of liquidity for fiscal years 2004 and 2005 was cash from operations. At September 30, 2005, we had cash of $4,064,000 compared to cash of $29,732,000 on September 30, 2004. The decrease in cash was primarily caused primarily by the decrease in deferred revenue of approximately $21.2 million, an increase in billed and unbilled accounts receivable of $42.9 million, and an escrow advance of $10.9 million made in connection with the acquisition of Radix Technologies, offset in part by borrowings under our line of credit of $11.0 million, and an increase in net income, adjusted for depreciation and deferred taxes, of $ 23.2 million.
     Many of our fixed-price contracts contain provisions under which our customers are required to make payments when we achieve certain milestones. In many instances, these milestone payments occur before we have incurred the associated costs to which the payments will be applied. For example, under certain of our production contracts, our order of materials constitutes a milestone for which we receive a significant payment, but we do not pay the materials vendors until the materials are received and placed into production. We recognize deferred revenue when we receive milestone payments for which we have not yet incurred the applicable costs. As costs are incurred and revenue recognition criteria are met, we recognize revenue.
     As the time lag between our receipt of a milestone payment and our incurrence of associated costs under the contract can be several months, milestone payments under fixed-price contracts can significantly affect our cash position at any given time. The receipt of milestone payments will temporarily increase our cash on hand and our deferred revenue. As costs are incurred under the contract and contract revenue is recognized, cash and deferred revenue associated with the payment will decrease. We received significant milestone payments during fiscal year 2004 in connection with placement of materials orders on three separate fixed-price production contracts. In fiscal year 2005, we applied the payments to costs incurred under the contracts as we received and placed materials into production. In addition, we received only one significant milestone payment, during the fiscal year 2005, and during the first quarter, began incurring associated costs under the contract in the latter part of fiscal year 2005. As a result, our deferred revenue as of the end of fiscal year 2005 was approximately $22,100,000 million less than deferred revenue as of the end of fiscal year 2004, and this decrease had a significant effect on our comparative cash position.
     We expect that fluctuations in deferred revenue will occur based on the particular timing of milestone payments under our fixed-price contracts and our subsequent incurrence of costs under the contracts. Due to these fluctuations, our cash position at the end of any fiscal quarter or year may not be indicative of our cash position at the end of subsequent fiscal quarters or years.
     Our cash position at 2005 fiscal year end was also significantly affected by a large increase in billed and unbilled accounts receivable, as compared to 2004 fiscal year end. Although our billed accounts receivable increased approximately $23.8 million from 2004 fiscal year end, our percentage of billed receivables to revenue decreased. At September 30, 2005, our percentage of billed receivables to revenue was 22%, compared to 28% at September 30, 2004. We expect that the dollar amount of our billed accounts receivable will continue to increase as our revenues increase, but expect that the percentage of billed accounts receivable to revenues will remain at current levels or decrease. Unbilled receivables at 2005 fiscal year end increased approximately $19.0 million over unbilled receivables at 2004 fiscal year end. This increase is largely due to the receipt and placement into production of a large amount of materials under fixed-price production contracts in the later part of the fourth quarter of fiscal year 2005, a portion of which we were unable to bill until the first quarter of fiscal year 2006 and a portion of which will be billed upon milestone events occurring.
     Line of Credit
     We have a $15,000,000 line of credit with Bank of America. The line of credit is for two years and is set to expire on February 28, 2006. The total borrowing base generally cannot exceed the sum of 90% of qualified government accounts receivable and 80% of qualified non-government accounts receivable. Total letters of credit at September 30, 2005 were $1,516,000. The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes.
     The bank agreement establishes the interest rate at the LIBOR plus 200 to 285 basis points, determined by our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. All borrowings under the line of credit are collateralized by all of our personal property. The agreement also contains various covenants as to dividends restrictions, working capital, tangible net worth, earnings and debt-to-equity ratios. Unused commitment fees of one quarter of one percent per annum are required.
     At September 30, 2005, there was $11,000,000 borrowed under the line of credit. The line of credit less the $11,000,000 outstanding and the letters of credit outstanding provided loan availability of $2,484,000 at September

30, 2005. The borrowings under the line of credit were made in the fourth quarter of fiscal year 2005, and were related to the escrow advance made in connection with our acquisition of Radix Technologies. We had expected to repay the line of credit in full by the end of November 2005; however government payment office delays have postponed certain substantial payments to us. We except to pay the line of credit in full from operating income during the first or second quarter of fiscal year 2006.
     Cash Flows
     Net cash used in operating activities was $26,779,000 in fiscal year 2005 compared to net cash provided by operating activities of $29,117,000 in fiscal year 2004 and $2,854,000 in fiscal year 2003. The decrease in net cash from operating activities for fiscal year 2005 compared to fiscal year 2004 was primarily caused by a decrease in deferred revenues of $45,166,000, an increase in billed and unbilled receivables of $28,892,000 and a change from income tax payable to income tax receivable of $11,989,000, offset by an increase in accounts payable and accrued expenses of $10,773,000 and an increase in net income adjusted for depreciation and deferred taxes of $23,240,000. The decrease in deferred revenue and increase in accounts receivable are discussed above under “—Cash.”
     Net cash used in investing activities was $15,270,000 in fiscal year 2005, compared to net cash provided by investing activities of $4,492,000 in fiscal year 2004. The change in investing activities in fiscal 2005 compared to fiscal 2004 is primarily the result of the escrow advance of $10.9 million in connection with the acquisition of Radix Technologies, the acquisition of approximately $6.9 million in cash in fiscal year 2004 in connection with the Sensytech merger and increased investment in property, plant and equipment in fiscal year 2005. We expect that our investment in property and equipment will continue as we replace older equipment and as our employee base increases.
     Net cash provided by financing activities was $16,381,000 compared to net cash used in financing activities of $7,997,000 in fiscal year 2004. The large increase is due to borrowing on the line of credit of $11,000,000 in the fourth quarter of fiscal year 2005, and fiscal year 2005 proceeds from stock options exercises and employee stock purchase plan purchases of $4,453,000 and $1,171,000, respectively. During fiscal year 2004, Argon Engineering paid out dividends of $7,851,000 prior to the merger with Sensytech; however, no dividends were paid in fiscal year 2005.
Contractual Obligations and Commitments
     As of September 30, 2005, our contractual cash obligations were as follows:

		Due in	Due in	Due in	Due in	Due in
	Total	2006	2007	2008	2009	2010	Thereafter
Capital leases	$82,000	$19,000	$20,000	$21,000	$20,000	$2,000	—
Operating leases	$25,247,000	$5,390,000	$5,313,000	$5,312,000	$3,214,000	$1,321,000	$4,697,000
Note payable	$56,000	56,000	—	—	—	—	—
Line of credit	$11,000,000	$11,000,000	—	—	—	—	—

Total	$36,385,000	$16,465,000	$5,333,000	$5,333,000	$3,234,000	$1,323,000	$4,697,000

     As of September 30, 2005, our other commercial commitments were as follows:

	Total	Less Than 1 Year	1-3 Years
Letters of credit	$1,516,000	$1,516,000	—
     We have no long-term debt obligations, other operating lease obligations, contractual purchase obligations, or other long-term liabilities other than those shown above. We also have no other off-balance sheet arrangements of any kind.

Recent Accounting Pronouncements
     In June 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 154 (“Statement No. 154”) Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of the change to the new accounting principle. Statement No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement No. 154 is effective for the accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt Statement No. 154 in the fiscal year beginning October 1, 2006.
     In December 2004, FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) requires that the compensation cost related to share-based payment transactions be recognized in financial statements. In April 2005, the Securities and Exchange Commission issued Release 33-8568 which allows companies to implement Statement No. 123(R) at the beginning of the annual reporting period that begins after June 15, 2005. Consistent with the new rule, we intend to adopted Statement No. 123(R) in the first quarter of our 2006 fiscal year, and will implement the standard on a prospective basis.
     The effects of the adoption of Statement No. 123(R) on our results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of employee options that may be granted in the future, the future market value and volatility of our stock price, movements in the risk-free rate of interest, stock option exercise and forfeiture patterns, and the stock option valuation model used to estimate the fair value of each option. As a result of these variables, it is not yet possible to reliably estimate the effect of the adoption of Statement No. 123(R) on our results of operations and earnings per share. Note 1 – of the Notes to Consolidated Financial Statements included below in this annual report provides an indication of the effects of adoption assuming the use of the Black-Scholes based option pricing model to estimate the fair value of employee stock options and employee stock purchase plan awards upon the results of operations for the fiscal years ended September 30, 2005, and 2004 and 2003. However, we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under Statement No. 123.
Market Risks
     In addition to the risks inherent in its operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to credit, interest rates and foreign exchange rates.
Cash and Cash Equivalents:
     All unrestricted, highly liquid investments purchased with a remaining maturity of three months or less are considered to be cash equivalents. We maintain cash and cash equivalents with various financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. We believe that any credit risk related to these cash and cash equivalents is minimal.
Interest Rates:
     Our line of credit financing provides available borrowing to us at a variable interest rate tied to the bank’s prime interest rate or the LIBOR rate. At September 30, 2005, borrowing under the line of credit amounted to $11,000,000. Upward movement in interest rates would result in our incurring higher interest expenses to the extent amounts are outstanding under our line of credit.
Foreign Currency:
     We have contracts to provide services to certain foreign countries approved by the U.S. government. Our foreign sales contracts require payment in U.S. dollars, and therefore are not affected by foreign currency fluctuations. We occasionally issue orders or subcontracts to foreign companies in local currency. At September 30, 2005, we have a contract that locks in the exchange rate to purchase £3,660,000 for $6,634,000 to remit to a UK subcontractor. See Note 16 to the Consolidated Financial Statements.
Recent Developments
     Effective October 1, 2005, we acquired Radix Technologies, Inc. through the merger of a wholly-owned subsidiary with and into Radix. Radix is based in Mountain View, California, and designs and produces signal processing systems and equipment for military, intelligence and commercial applications We paid $10,900,000 in cash upon the closing of the acquisition, and the transaction provides for additional consideration in a maximum aggregate amount of $1,500,000 to be paid upon the achievement of certain performance targets during the fifteen month period following the closing. We believe that Radix’s complementary capabilities and its customer relationships will create significant new business opportunities. Radix will operate as a wholly-owned subsidiary. The results of Radix’s operations will be included in our consolidated financial statements effective with the first quarter of fiscal year 2006.
     On December 12, 2005, we priced an underwritten public offering, in which we will sell 1,725,000 shares of our common stock. This offering is expected to close on December 16, 2005. We expect to receive from this offering net proceeds, after underwriters’ commissions and applicable fees, costs and expenses, of approximately $46.7 million.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     The information called for by this item is provided under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risks” above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Argon ST, Inc.
     We have audited the accompanying consolidated balance sheets of Argon ST, Inc. and subsidiaries (the Company), as of September 30, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. We have also audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that the Company maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.
/s/ Grant Thornton LLP
Vienna, Virginia
December 12, 2005

ARGON ST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,064,000	$29,732,000
Accounts receivable, net	103,577,000	59,716,000
Inventory	1,166,000	1,574,000
Income taxes receivable	2,464,000	—
Deferred income tax asset	1,742,000	4,822,000
Prepaids and other	888,000	1,288,000

TOTAL CURRENT ASSETS	113,901,000	97,132,000
Property, equipment and software, net	14,896,000	13,949,000
Advances and cash held in escrow	10,900,000	—
Goodwill	107,956,000	107,776,000
Intangibles, net	1,219,000	2,190,000
Other assets	962,000	694,000

TOTAL ASSETS	$249,834,000	$221,741,000

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Line of Credit	$11,000,000	$—
Accounts payable and accrued expenses	26,857,000	12,727,000
Accrued salaries and related expenses	8,848,000	10,606,000
Deferred revenue	7,139,000	28,336,000
Notes payable — current portion	56,000	226,000
Capital lease obligations — current	19,000	—
Income taxes payable	—	5,810,000
Deferred rent	61,000	200,000

TOTAL CURRENT LIABILITIES	53,980,000	57,905,000
Deferred income tax liability, long term	1,979,000	1,901,000
Notes payable, net of current portion	—	56,000
Deferred rent	1,799,000	954,000
Capital lease obligations, net of current	63,000	—
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Common stock:
$.01 Par Value, 100,000,000 and 25,000,000 shares authorized, 20,153,878 and 19,468,734 shares issued at September 30, 2005 and 2004	202,000	195,000
Additional paid in capital	158,458,000	149,043,000
Treasury stock at cost, 126,245 shares	(534,000)	(534,000)
Retained earnings	34,002,000	12,221,000
Accumulated other comprehensive loss	(115,000)	—

TOTAL STOCKHOLDERS’ EQUITY	$192,013,000	$160,925,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$249,834,000	$221,741,000

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	For the Year Ended September 30,
	2005	2004	2003
CONTRACT REVENUES	$271,754,000	$129,184,000	$79,349,000

COST OF REVENUES	222,792,000	107,307,000	65,271,000

GENERAL AND ADMINISTRATIVE EXPENSES	14,578,000	5,905,000	5,844,000

INCOME FROM OPERATIONS	34,384,000	15,972,000	8,234,000
OTHER INCOME (EXPENSE)
Interest income	711,000	167,000	35,000
Interest expense	(13,000)	(13,000)	(4,000)

	698,000	154,000	31,000

INCOME BEFORE INCOME TAXES	35,082,000	16,126,000	8,265,000
PROVISION FOR INCOME TAXES	13,301,000	6,177,000	2,696,000

NET INCOME	$21,781,000	$9,949,000	$5,569,000

EARNINGS PER SHARE (BASIC)	$1.10	$0.81	$0.47

EARNINGS PER SHARE (DILUTED)	$1.06	$0.74	$0.44

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	19,738,367	12,308,412	11,769,788

Diluted	20,616,024	13,366,916	12,620,308

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock					Other	Total
			Additional Paid	Treasury	Retained	Comprehensive	Stockholders’
	Number of Shares	Par Value	in Capital	Stock	Earnings	Income (Loss)	Equity
Balance, September 30, 2002	$11,664,570	$117,000	$31,000	$—	$7,796,000	—	$7,944,000
Shares issued upon exercise of stock options	666,792	7,000	71,000	—	—	—	78,000
Retirement of shares	(25,400)	(1,000)	(11,000)	—	(107,000)	—	(119,000)
Dividend declared	—	—	—	—	(2,462,000)	—	(2,462,000)
Net income	—	—	—	—	5,569,000	—	5,569,000

Balance, September 30, 2003	12,305,962	123,000	91,000	—	10,796,000	—	11,010,000
Shares issued upon exercise of stock options	514,356	6,000	306,000	—	—	—	312,000
Retirement of shares	(120,320)	(1,000)	(11,000)	—	(673,000)	—	(685,000)
Dividend	—	—	—	—	(7,851,000)	—	(7,851,000)
Issuance of shares in connection with merger	6,768,736	67,000	148,657,000	(534,000)	—	—	148,190,000
Net income	—	—	—	—	9,949,000	—	9,949,000

Balance, September 30, 2004	19,468,734	$195,000	$149,043,000	$(534,000)	$12,221,000	—	$160,925,000
Comprehensive Income
Net income					21,781,000		21,781,000
Unrealized loss on foreign currency exchange contracts						(115,000)	(115,000)

Total Comprehensive Income							21,666,000
Shares issued upon exercise of stock options	639,450	6,000	4,447,000	—	—	—	4,453,000
Employee Stock Purchase Plan	45,694	1,000	1,170,000	—	—	—	1,171,000
Tax Benefit on Stock Option exercises	—	—	3,798,000	—	—	—	3,798,000

Balance, September 30, 2005	20,153,878	$202,000	$158,458,000	$(534,000)	$34,002,000	$(115,000)	$192,013,000

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2005	2004	2003
Cash flows from operating activities
Net income	$21,781,000	$9,949,000	$5,569,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,493,000	1,317,000	1,065,000
Deferred income tax provision (benefit)	3,532,000	(4,700,000)	1,478,000
Change in:
Billed accounts receivable	(23,820,000)	(13,334,000)	(795,000)
Unbilled accounts receivable	(19,033,000)	(627,000)	(4,212,000)
Inventory	60,000	20,000	—
Income taxes receivable	(2,464,000)	705,000	(705,000)
Prepaids and other	167,000	(219,000)	153,000
Accounts payable and accrued expenses	13,151,000	2,378,000	1,343,000
Accrued salaries and related expenses	(1,758,000)	1,732,000	874,000
Deferred revenue	(21,197,000)	23,969,000	(1,203,000)
Income taxes payable	(2,012,000)	6,808,000	(643,000)
Deferred rent	321,000	1,119,000	(70,000)

Net cash (used in) provided by operating activities	(26,779,000)	29,117,000	2,854,000

Cash flows from investing activities
Net cash acquired in merger	—	6,952,000	—
Acquisitions of property, equipment and software	(4,370,000)	(2,460,000)	(1,344,000)
Advances and cash held in escrow	(10,900,000)	—	—

Net cash (used in) provided by investing activities	(15,270,000)	4,492,000	(1,344,000)

Cash flows from financing activities
Advance on Line of Credit	11,000,000	—	—
Payment on note payable	(226,000)	(204,000)	(138,000)
Retirement of common stock	—	(234,000)	(118,000)
Proceeeds from exercise of stock options	4,453,000	312,000	77,000
Proceeds from Employee Stock Purchase Plan	1,171,000	—	—
Principal repayments on capital lease obligations	(17,000)	—	—
Dividends paid	—	(7,851,000)	(2,462,000)

Net cash provided by (used in) financing activities	16,381,000	(7,977,000)	(2,641,000)

Net (decrease) increase in cash and cash equivalents	(25,668,000)	25,632,000	(1,131,000)
Cash and cash equivalents, beginning of year	29,732,000	4,100,000	5,231,000

Cash and cash equivalents, end of year	$4,064,000	$29,732,000	$4,100,000

Supplemental disclosure
Income taxes paid	$(14,212,000)	$(3,275,000)	$(1,813,000)

Interest expense paid	$(11,000)	$(13,000)	$(7,000)

Note payable issued for stock redemption	$—	$451,000	$—

Assets acquired under capital leases	$99,000	$—	$—

Tax benefit on stock options exercises included in Income taxes receivables	$3,798,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Summary of Significant Accounting Policies
Nature of Business
     Argon ST (“the Company”), headquartered in Fairfax, Virginia, provides full service C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) systems. The systems are sold primarily for the ultimate use of either the U.S. government or certain U.S. government-approved foreign governments. The systems are used on a broad range of military and strategic platforms including surface ships, submarines, unmanned underwater vehicles, aircraft, unmanned aerial vehicles, land mobile vehicles, fixed site installations and relocatable land sites.
Principles of Consolidation
     The consolidated financial statements include the accounts of Argon ST, Inc. and its wholly owned subsidiaries, ST Production Systems, Inc., Sensytech Financial Services, Inc. and Daedalus Enterprises Export Corporation. The operations of ST Productions Systems, Inc. were merged with the parent company as of September 30, 2005. All intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation
     As further described in Note 2, on September 29, 2004, Argon Engineering Associates, Inc. (“Argon Engineering”) merged with a wholly-owned subsidiary of Sensytech, Inc. (“Sensytech”). As a result of this merger, each outstanding share of Argon Engineering stock was converted into two shares of Sensytech common stock. Immediately following the merger, the combined company was renamed Argon ST, Inc.
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
     The names Argon ST, Sensytech, and Argon Engineering are used throughout these footnotes. Argon ST, also the Company, refers to the entity created by the merger of Argon Engineering and Sensytech. Argon Engineering refers to Argon Engineering Associates, Inc. which operated as a stand alone private company until the September 29, 2004 merger with Sensytech. Sensytech refers to Sensytech Inc., which, combined with its wholly owned subsidiaries, made up the publicly held entity Sensytech until the September 29, 2004 merger with Argon Engineering.
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
     The following table represents Argon ST’s revenue concentration by contract type:

	Fiscal Years Ended September 30,
	2005	2004	2003
Fixed-price contracts	79%	71%	46%
Cost reimbursable contracts	16%	19%	51%
Time and materials contracts	5%	10%	3%
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

     If the Company’s rate variance is unfavorable, the modification of our indirect rates will likely increase revenue and operating expenses. Profit percentages on fixed-price contracts will generally decline as a result of an increase to indirect costs unless compensating savings can be achieved in the direct costs to complete the projects. Profit percentages on cost reimbursement contracts will generally decline as a percentage of total costs as a result of an increase in indirect costs even if the cost increase is funded by the customer. If the Company’s rate variance is favorable, the modification of our indirect rates will decrease revenue and operating expenses. In this event, profit percentages on fixed-price contracts will generally increase. Profit percentages on cost-reimbursable contracts will generally be unaffected as a result of any reduction to indirect costs, due to the fact that programs will typically expend all of the funds available. Any impact on operating income, however, will depend on a number of other factors, including mix of contract types, contract terms and anticipated performance on specific contracts.
     By fiscal year end 2005, we succeeded in substantially reducing the $3,000,000 unfavorable variance that existed at the end of the third quarter of fiscal year 2005, and we absorbed the remaining unfavorable rate variance by increasing our indirect rates that are applied to contracts, which increased revenue by $649,000 and increased operating costs by $808,000.
Cash and Cash Equivalents
     Cash and cash equivalents include cash and investments that are readily convertible into cash and have original maturities of three months or less.
Accounts Receivable
     Argon ST reviews its receivables regularly to determine if there are any potential uncollectible accounts. The majority of Argon ST’s receivables are from agencies of the U.S. Government, where there is minimal credit risk. There were no material provisions for bad debts recorded during fiscal years 2005, 2004 or 2003.
Inventories
     Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Inventories consist of the following at September 30:

	2005	2004
Raw Materials	$720,000	$1,149,000
Component parts, work in process	$355,000	$311,000
Finished component parts	$91,000	$114,000

	$1,166,000	$1,574,000

Property, Equipment and Software
     Property, equipment and software are stated at cost. Depreciation is provided over the estimated useful lives of the assets, which range from three to five years, using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the asset or the respective lease terms, which range from one to six years, using the straight-line method.
Stock-Based Compensation
     Argon ST accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations using the intrinsic value method. Argon ST complies with the disclosure provisions of Financial Accounting Board Statement No. 123, “Accounting for Stock-based Compensation,” (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Had compensation cost for Argon ST’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans in 2005, 2004 and 2003 consistent with the method of

SFAS No. 123, net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below. See also “—Recent Accounting Pronouncements” below.

	Years Ended September 30,
	2005	2004	2003
Net income as reported	$21,781,000	$9,949,000	$5,569,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	1,360,000	172,000	135,000

Pro forma net income	$20,421,000	$9,777,000	$5,434,000

	Years Ended September 30,
	2005	2004	2003
Earnings per share:
Basic – as reported	$1.10	$0.81	$0.47
Basic – pro forma	$1.03	$0.79	$0.46

Diluted – as reported	$1.06	$0.74	$0.44
Diluted – pro forma	$0.99	$0.73	$0.43
The fair value of each option granted is estimated using the Black-Scholes option pricing model. No options were granted in fiscal year 2005. The following significant assumptions were made in estimating fair value during the year ended September 30:

	2004	2003
Risk-fee interest rate	3.19% – 4.14%	2.95%
Expected life in years	1 – 5	5
Expected volatility	.010 – .498	.010
Expected dividends	—	—
Intangibles
     Intangible assets consist of the value of customer related intangibles of $1,938,000 and developed technology of $252,000 acquired in the merger between of Argon Engineering and Sensytech (see Note 2). Intangible assets are amortized on a straight line basis over their estimated useful lives. Argon ST amortized $971,000 of intangible assets in fiscal year 2005 and will amortize $719,000 in fiscal year 2006. The remaining balance of $500,000 will amortize over fiscal years 2007 through 2010 at $125,000 per year.
Goodwill
     Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, companies no longer amortize goodwill, but instead test for impairment at least annually using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We performed the test during the fourth quarter of fiscal year 2005 and found no impairment to the carrying value of goodwill.
Income Taxes
     Deferred tax assets and liabilities have been established for the temporary differences between financial statement and tax bases of assets and liabilities existing at the balance sheet date using expected tax rates. A valuation allowance is recorded, when necessary, to reduce deferred income taxes to that portion that is expected to more likely than not be realized.
Comprehensive Income
     Argon ST reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income, which establishes rules for the reporting and display of comprehensive income and its components.
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
Operating Cycle
     In accordance with industry practice, Argon ST classifies as current assets amounts relating to long-term contracts which may have terms extending beyond one year but are expected to be realized during the normal operating cycle of the Company. The liabilities in the accompanying balance sheets which have been classified as current liabilities are those expected to be satisfied by the use of assets classified as current assets, all within the next twelve months.
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
     The effects of the adoption of Statement No. 123(R) on our results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of employee options that may be granted in the future, the future market value and volatility of our stock price, movements in the risk-free rate of interest, stock option exercise and forfeiture patterns, and the stock option valuation model used to estimate the fair value of each option. As a result of these variables, it is not yet possible to reliably estimate the effect of the adoption of Statement No. 123(R) on our results of operations and earnings per share. Note 1 – Stock-Based Compensation of the Notes to Consolidated Financial Statements provides an indication of the effects of adoption assuming the use of the Black-Scholes option pricing model to estimate the fair value of employee stock options and employee stock purchase plan awards upon the results of operations for the fiscal years ended September 30, 2005,` 2004 and 2003. However, we have not determined whether the adoption of 123(R) will result in amounts that are similar to the current pro forma disclosures under Statement No. 123.
Earnings Per Share:
     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed by dividing the net income by the weighted average number of common and common equivalent shares outstanding during each period. The following summary of basic and diluted shares is presented for the years ended September 30:

	2005	2004	2003

Net Income	$21,781,000	$9,949,000	$5,569,000

Weighted Average Shares Outstanding — Basic	19,738,367	12,308,412	11,769,788

Effect of Dilutive Securities:
Net Shares Issuable Upon Exercise of Stock Options	877,657	1,058,504	850,520

Weighted Average Shares Outstanding — Diluted	20,616,024	13,366,916	12,620,308

Basic Earnings per Share	$1.10	$0.81	$0.47

Diluted Earnings per Share	$1.06	$0.74	$0.44

Note 2 — Merger
     On September 29, 2004, a wholly-owned subsidiary of Sensytech merged with and into Argon Engineering whereby each outstanding share of Argon Engineering common stock was exchanged for two shares of Sensytech common stock. As a result of the merger, the former Argon Engineering stockholders acquired approximately 65.6% of the issued and outstanding shares of Sensytech common stock. In accordance with SFAS 141 “Business Combinations”, the merger was accounted for as a reverse acquisition, whereby Argon Engineering was deemed to have acquired Sensytech for financial reporting purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements presented for periods prior to the acquisition date are the statements of Argon Engineering except for stockholders’ equity which has been retroactively restated for the equivalent number of shares of the legal acquirer. The operations of the former Sensytech businesses have been included in the financial statements from the date of acquisition (1 day) for fiscal year 2004. Both companies had their fiscal year ending on September 30.
     The average market value of the Sensytech common stock for the period of two business days before and after the announcement of the acquisition is used to determine the purchase price for accounting purposes. The average market value of Sensytech stock used to record the purchase was $20.72 per share and there were 6,642,689 shares issued and outstanding at the acquisition date and 689,300 options with a weighted average fair value of $15.31 per share. As a result, the aggregate value of the stock and options used to record the purchase was approximately $148,190,000. Direct expenses of $1,717,000 consisting of legal, accounting and other fees were also included in the recorded purchase price. The allocation of the total purchase price to net tangible assets, identifiable intangible assets, and goodwill reflect adjustments made during the year ended September 30, 2005, based on additional information made available during the year following the acquisition. Adjustments made during this period to the initial allocation as reported in the Company’s financial statements as of September 30, 2004, increased the balance of goodwill by $180,000 to $107,956,000, none of which is deductible for tax purposes

     The following unaudited condensed pro forma results of operations reflect the pro forma combination of Argon Engineering and Sensytech as if the combination had occurred at the beginning of the periods presented, compared with the actual results of operations of Argon Engineering for the same periods. Pro forma information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction taken place at the beginning of fiscal year 2004 or 2003.

	Twelve Months Ended September 30,
	2004		2003
	Historical	Pro forma	Historical	Pro forma
Revenue	$129,184,000	$189,792,000	$79,349,000	$132,532,000
Income from operations	15,972,000	23,132,000	8,234,000	13,874,000
Net income	9,949,000	14,386,000	5,569,000	8,979,000

Basic earnings per share	$0.81	$0.76	$0.47	$0.50
Diluted earnings per share	$0.74	$0.71	$0.44	$0.48

Basic wt average shares	12,308,000	18,914,000	11,770,000	17,874,000
Diluted wt average shares	13,367,000	20,156,000	12,620,000	18,882,000
     Revenues attributable to Sensytech were $60,608,000 and $53,183,000 for fiscal years 2004 and 2003, respectively. Income from operations attributable to Sensytech was $6,033,000 and $6,693,0000 for fiscal years 2004 and 2003, respectively. Net income attributable to Sensytech was $3,749,000 and $4,052,000 for fiscal years 2004 and 2003, respectively. Depreciation and amortization on the write up of tangible and intangible assets, in accordance with SFAS 141, was $82,000 and $971,000, respectively, for each of fiscal years 2004 and 2003 and the after tax effect was $50,000 and $592,000 respectively. The one time merger costs and expenses, incurred by Sensytech, of approximately $2,180,000 before tax and $1,330,000 after tax were added back to the pro forma results for 2004.
Note 3 — Customer Concentrations of Credit and Other Business Risks
Customer Concentrations
     The following table identifies the source of Argon ST’s revenues by major market:

	Years Ended September 30,
	2005	2004	2003

U.S. Navy	69%	77%	68%
Other U.S. government agencies	20%	11%	26%
Foreign	11%	12%	6%
     Revenues for the U.S. military can also be categorized as direct purchases and subcontracts, where Argon ST is a supplier to another contractor. The following table distinguishes Argon ST’s revenue between these two categories:

	Years Ended September 30,
	2005	2004	2003

Direct Purchases	78%	87%	69%
Subcontracts	22%	13%	31%
AN/SLQ-25A Contract
     We historically recorded the AN/SLQ-25A Surface Ship Torpedo Defense System (SSTD) contract at zero margin. Revenue from this contract amounted to approximately 6.1% of our revenues for the fiscal year ended September 30, 2005, and approximately 6.9% of our pro forma revenues for the fiscal year ended September 30, 2004 and approximately 9.0% of our pro forma revenues for the fiscal year ended September 30, 2003 (see the pro forma results of operations included in Note 2 – Merger, above). This contract was acquired as part of Sensytech’s acquisition of certain assets of FEL Corporation during 2002 and was performing at a potential loss at the date of acquisition. Based on the historical experience of awarded change orders on the SSTD contract and ongoing discussions with the customer, Argon ST deemed future change orders probable to enable the contract to break even (i.e., eliminating any potential loss on the contract). Argon ST has favorably performed under the contract since the date the contract was acquired from FEL Corporation and management has worked with the customer to reduce any potential loss through change orders approved to date. As of September 30, 2005, there were 34 change orders awarded for a total contract value of $64,139,000. Based on current funding, Argon ST projects that the contract will realize a modest profit of $834,000 through its completion in fiscal year 2008. Argon ST began recognizing profit on the contract during the fourth quarter of fiscal year 2005.
Cash Balances
     The Company maintains cash balances at commercial banks in excess of Federal Deposit Insurance Corporation (FDIC) limits. Management believes the risk in these situations to be minimal. Argon ST had cash and cash equivalents held by commercial banks and financial institutions totaling $4,064,000 as of September 30, 2005. The federally insured limit is $100,000.
Note 4 — Accounts Receivable
     Accounts receivable consists of the following as of:

	September 30,
	2005	2004
Billed and Billable	$59,676,000	$35,856,000
Unbilled Costs and Fees	43,141,000	23,062,000
Retainages	960,000	998,000
Reserves	(200,000)	(200,000)

	$103,577,000	$59,716,000

     Unbilled costs, fees, and retainages result from recognition of contract revenue in advance of contractual or progress billing terms.
     The cost reimbursable and time and material contract payments to Argon ST under government contracts are provisional payments that are subject to adjustment upon audit by the U.S. Defense Contract Audit Agency (DCAA) or other appropriate agencies of the U.S. Government. Historically, such audits have not resulted in any significant disallowed costs. When final determination and approval of the allowable rates have been made, receivables may be adjusted accordingly. Incurred cost audits have been completed by DCAA through September 30, 2001, and the DCAA audit with respect to fiscal year 2002 is expected to be completed in fiscal year 2006. In management’s opinion, any adjustments to 2002 and subsequent periods will not be material.
     Reserves are determined based on management’s best estimate of potentially uncollectible accounts receivable. Argon ST writes off accounts receivable when such amounts are determined to be uncollectible.

Note 5 — Property, Equipment and Software
     Property, equipment and software consists of the following as of:

	September 30,
	2005	2004
Computer, Machinery and Test Equipment	$17,101,000	$14,606,000
Leasehold Improvements	7,168,000	4,023,000
Computer Software	2,435,000	1,932,000
Furniture and Fixtures	1,224,000	1,191,000
Equipment under Capital Lease	99,000	—
Construction in process	152,000	1,958,000

	28,179,000	23,710,000
Less Accumulated Depreciation and Amortization	13,283,000	9,761,000

	$14,896,000	$13,949,000

     Depreciation and amortization expense of property, equipment and software totaled $3,522,000, $1,317,000 and $1,065,000 for the years ended September 30, 2005, 2004 and 2003, respectively. Depreciation expense of $19,000 for certain office equipment leased under capital lease agreements is included in depreciation expense for fiscal year 2005. The net book value of capital lease assets were $81,000 as of September 30, 2005. As of September 30, 2005, there was $152,000 of leasehold improvements under construction. When this project is completed those costs will be reclassified to leasehold improvements and amortized over the lesser of the life of the asset or the term of the lease.
Note 6 — Revolving Line of Credit
     Argon ST entered into a line of credit and related note payable with Bank of America in February 2001. Effective February 2004, the Company renewed its $15,000,000 line of credit, which expires on February 28, 2006. The total borrowing base is the lesser of the line of credit amount of $15,000,000 or the sum of 90% of qualified government accounts receivable and 80% of qualified non-government accounts receivable. The borrowing base at September 30, 2005 was $15,000,000. The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes. At September 30, 2005, the Company had borrowed $11,000,000 against the line of credit. A stand-by letter of credit is issued to certain foreign customers in lieu of posting a performance bond. Letters of credit are also used to cover certain contract prepayments received from foreign customers. Total letters of credit at September 30, 2005 were $1,516,000.
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
Note 7 — Stock Option Plans
     The Argon ST 2002 Stock Incentive Plan (assumed in the merger with Sensytech) was approved by the shareholders on May 30, 2002, and provides for the granting of incentive stock options, restricted stock, and or performance awards to key employees and outside members of the board of directors. The Plan is administered by the Compensation Committee of the board of directors. Options granted under the plan are awarded at the closing price of the stock as reported on the NASDAQ national market on the grant date. The maximum term of the option is ten years. Options may vest over a period of 1 to 5 years. If a grantee’s employment terminates for any reason other than death, disability or retirement, the grantee may exercise the option within 90 days of the date of termination. Upon a termination due to death or permanent disability, unless otherwise provided in the award agreement, the option will become 100% vested and exercisable within twelve months of termination. Upon a grantee’s retirement, unless otherwise provided in the award agreement, the option will become 100% vested and may be exercised within 90 days of the date of retirement. The Plan also provides for full vesting of all options upon certain events including a change in control. Options granted under the Plan are not transferable, other than by will or the laws of descent and distribution.
     The Argon Engineering Associates, Inc. Stock Plan (the “Argon Engineering Plan”) provided for the for the issuance of incentive and non-statutory stock options and restricted stock to eligible employees of Argon Engineering and its affiliates. As a result of the merger, each outstanding option to purchase Argon Engineering common stock under the Argon Engineering Plan was converted into an option to purchase Argon ST common stock, with the number of shares able to be purchased and the exercise price adjusted in accordance with the merger exchange ratio. No acceleration of vesting of options under the Argon Engineering Plan occurred in connection with the merger. The Argon Engineering Plan was frozen as of September 29, 2004 and no additional awards will be granted under the Argon Engineering Plan subsequent to that date. The only participants in the Argon Engineering Plan are those employees who received awards prior to September 29, 2004. There are 1,293,927 options outstanding for this plan as of September 30, 2005.
     The following table summarizes the Company’s stock option activity, which has been restated to give retroactive recognition to the merger exchange ratio, for all of its stock option awards granted under the plan, including those assumed through the merger with Sensytech:

	Number of	Range of	Weighted-Average
	Options	Exercise Prices	Exercise Price

Balance, September 30, 2002	1,732,816	$0.04–$ 0.91	$0.29
Granted	471,500	$4.11–$ 4.11	$4.11
Exercised	(666,782)	$0.04–$ 0.91	$0.12
Canceled	(47,400)	$0.10–$ 4.11	$1.52

Balance, September 30, 2003	1,490,134	$0.04–$ 4.11	$1.53
Granted	790,400	$5.69–$28.10	$13.85
Exercised	(514,356)	$0.04–$ 4.13	$0.58
Canceled	(36,881)	$0.10–$ 5.69	$3.46
Assumed in merger	689,300	$2.25–$ 17.63	$10.47

Balance, September 30, 2004	2,418,597	$0.04–$28.10	$8.27
Exercised	(639,450)	$0.04–$20.40	$6.96
Canceled	(38,020)	$0.90–$22.68	$8.89

Balance, September 30, 2005	1,741,127	$0.10–$28.10	$8.75

     Options to purchase 990,323, 923,608 and 442,914, shares of Argon ST’s common stock were exercisable as of September 30, 2005, 2004 and 2003, respectively, at weighted-average per share exercise prices of $11.36, $8.12 and $.34, respectively.

     The following table summarizes additional information about all Argon ST stock options outstanding as of September 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	of Options	Life (Years)	Price	Exercisable	Price

$ 0.10 – $ 0.90	353,527	5.51	$0.57	238,207	$0.52
$ 2.25 – $ 4.63	425,780	6.61	$4.04	135,236	$3.89
$ 5.00 – $ 6.88	348,320	8.03	$5.70	54,880	$5.79
$ 7.51 – $ 14.22	150,000	7.05	$9.94	150,000	$9.94
$ 17.63 – $ 28.10	463,500	8.84	$21.24	412,000	$21.34

Total	1,741,127	7.30	$8.75	990,323	$11.36

The fair value of each option granted is estimated using the Black-Scholes option pricing model. No options were granted in fiscal year 2005. During fiscal year 2004, options were issued under both the Argon ST plan and the Argon Engineering plan. Argon Engineering used the minimum value method for determining fair value of options granted, while Argon ST used the market price history of its stock to determine volatility. The following significant assumptions were made in estimating fair value:

	2004	2003
Risk-fee interest rate	3.19% – 4.14%	2.95%
Expected life in years	1 – 5	5
Expected volatility	.010 – .498	.010
Expected dividends	—	—
     The weighted average fair values per share for stock option grants, awarded in fiscal years 2004 and 2003, were $5.05 and $1.12, respectively.
Note 8 — Retirement Plans
     Argon ST has a 401(k) profit sharing plan covering employees who have worked at least 1,000 hours and meet certain other eligibility requirements. Under the plan, the employer can match employee 401(k) salary deferrals up to a maximum of six percent of eligible compensation, as well as make a discretionary profit sharing contribution. Profit sharing contributions to the 401(k) plan are determined annually by the employer. Argon ST formerly had a money purchase pension plan which was terminated in fiscal year 2004. The money purchase plan was replaced by a fixed 3% safe harbor 401(k) contribution to all employees, whether they participate in the 401(k) plan or not, in addition to the maximum 6% match to plan participants. The 401(k) plan match, discretionary profit sharing, money purchase pension plan and safe harbor 401(k) contributions were $3,794,000, $2,965,000 and $2,419,000 for the years ended September 30, 2005, 2004, and 2003, respectively.

Note 9 — Income Taxes
     The provisions for income taxes consist of the following:

	Years Ended September 30,
	2005	2004	2003
Current
Federal	$8,353,000	$9,119,000	$951,000
State	1,416,000	1,758,000	267,000

Total Current	9,769,000	10,877,000	1,218,000
Deferred
Federal	2,962,000	(3,975,000)	1,256,000
State	570,000	(725,000)	222,000

Total Deferred	$3,532,000	(4,700,000)	1,478,000

Income Tax Expense	$13,301,000	$6,177,000	$2,696,000

     The components of Argon ST’s net deferred tax asset (liability) are as follows:

	As of September 30,
	2005	2004
Total Deferred Tax Assets	$2,412,000	$8,432,000
Total Deferred Tax Liabilities	(2,649,000)	(5,511,000)
Valuation Allowance	—	—

Net Deferred Tax (Liability) Asset	$(237,000)	$2,921,000

     The tax effect of temporary differences that give rise to the net deferred tax asset (liability) is as follows:

	As of September 30,
	2005	2004
Unbilled Receivables	$—	$(2,983,000)
Deferred Revenues	—	6,706,000
Property, Equipment and Software	(2,338,000)	(1,791,000)
Accrued Vacation	1,011,000	706,000
Deferred Rent	560,000	449,000
Net Operating Losses & Tax Credits	183,000	207,000
Warranty	37,000	127,000
Intangibles	(311,000)	(737,000)
Deferred Compensation	374,000	—
Uncollectible Accounts	78,000	76,000
Stock-Based Compensation	18,000	86,000
Other, net	151,000	75,000

Net Deferred Tax Asset (Liability)	$(237,000)	$2,921,000

     Based on its historical profitability, Argon ST has determined that there is not a need for a valuation allowance with respect to the utilization of net operating loss carry forward (NOLs) or other deferred tax assets. The NOLs expire principally in 2011, 2012, and 2013. At September 30, 2005 NOLs amounted to $557,000. The NOLs were acquired in Sensytech’s acquisition of Daedalus Enterprises, Inc. in 1998 and are subject to limitations as to their utilization under the Internal Revenue Code.

     A reconciliation between Argon ST’s statutory tax rate and the effective tax rate is as follows:

	Years Ended September 30,
	2005	2004	2003

Statutory Federal Rate	35.0%	35.0%	34.0%
State Income Taxes, Net of Federal Benefit	3.8%	3.9%	4.0%
Research and Development Tax Credit	(1.0)%	(1.9)%	(4.1)%
Other	.1%	1.3%	(1.3)%

	37.9%	38.3%	32.6%

     Argon ST’s Pennsylvania production facility is located within the Keystone Opportunity Zone which provides an exemption from state and local taxes through 2013. For fiscal year 2005, this exemption reduced state taxes by approximately $84,000 or 0.2%.
Note 10 — Leases
     Argon ST leases office facilities and equipment under operating lease agreements. Rental payments on certain of the leases are subject to increases based on a three percent escalation factor and increases in the lessor’s operating expenses. Rent expense amounted to $4,994,000, $3,302,000 and $2,262,000 for the years ended September 30, 2005, 2004 and 2003, respectively. The Company also leases certain office equipment under capital lease agreements.
     Following is a schedule of future minimum lease payments due under the operating lease agreements:

Operating
Leases Future
Minimum
Year Ending September 30,	Payments

2006	5,390,000
2007	5,313,000
2008	5,312,000
2009	3,214,000
2010	1,321,000
Thereafter	4,697,000

Total	$25,247,000

     Following is a schedule of future minimum lease payments due under the capital lease obligations:

Capital Leases
Future
Minimum
Year Ending September 30,	Payments
2006	22,000
2007	22,000
2008	22,000
2009	21,000
2010	2,000
Thereafter	—

Total	$90,000
Less amount representing interest	(8,000)

Present value of future lease payments	$82,000

Note 11 — Research and Development Expenses
     Internally funded research and development costs are included in general and administrative expenses in the consolidated income statements. Internal research and development expenses amounted to $3,992,000, $1,301,000 and $2,187,000 for the years ended September 30, 2005, 2004 and 2003, respectively.
Note 12 — Fair Value of Financial Instruments
     Based on existing rates, economic conditions and short maturities, the carrying amount of all of the financial instruments at September 30, 2005 and 2004 are reasonable estimates of their fair values. Argon ST’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and notes payable.
Note 13 —Related Party Transactions
     An individual who is a director, executive officer and significant shareholder of Argon ST is a director and significant shareholder of James Monroe Bancorp, Inc. Another director of Argon ST is a director and significant shareholder of James Monroe Bancorp, Inc. At September 30, 2005, the Company had $3,581,000 on deposit at James Monroe Bank, the bank operating subsidiary of James Monroe Bancorp.
Note 14 — Treasury Stock
     In connection with the merger with Sensytech, 126,245 shares of treasury stock at a cost of $534,000 was recorded in the consolidated statements of stockholder’s equity. During 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in May, 2000. That program authorized the Company to purchase up to 500,000 common shares from time to time on the open market.
Note 15 — Segment Reporting
     Argon ST has reviewed its business operations and determined that the Company operates in a single homogeneous business segment. Financial information is reviewed and evaluated by the chief operating decision maker on a consolidated basis relating to the single business segment. The Company sells similar products and services that exhibit similar economic characteristics to similar classes of customers, primarily the U.S. government. Revenue is internally reviewed monthly by management on an individual contract basis as a single business segment.
Note 16 — Foreign Currency Exchange Contracts
     Argon ST occasionally issues orders or subcontracts to foreign companies in local currency. At September 30 2005, the Company has a contract that locks in the exchange rate to purchase £3,660,000 for $6,634,000 to remit to an UK subcontractor. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” derivative instruments that are accounted for as cash flow hedges must be recorded on the balance sheet as an asset or liability with any gain or loss recorded as a component of accumulated other comprehensive income until recognized in earnings. The fair value of the exchange contracts is based upon quoted market prices. For the year ended September 30, the Company recorded an unrealized loss of $115,000 (net of tax benefit of $70,000) as accumulated other comprehensive loss with an offsetting amount recorded in accrued liabilities. The Company anticipates that within the next year the full amount will be reclassified from other comprehensive income into earnings as these hedges expire.
Note 17 — Advances and Cash Held in Escrow
     In connection with its acquisition of Radix Technologies, Inc., Argon ST was required to advance funds to an escrow account and to place the remainder of the acquisition price in a restricted cash account as of September 30, 2005.

Note 18 — Subsequent Events
     Radix Technologies, Inc. Merger
     Effective October 1, 2005, the Company acquired 100% of the voting equity of Radix Technologies, Inc. through the merger of a wholly-owned subsidiary of Argon ST with and into Radix. Radix is based in Mountain View, California, and designs and produces signal processing systems and equipment for military, intelligence and commercial applications. The Company paid $10,900,000 in cash upon the closing of the acquisition, and the transaction provides for additional consideration in a maximum aggregate amount of $1,500,000 to be paid upon the achievement of certain performance targets during the fifteen month period following the closing. Management believes that Radix’s complementary capabilities and its customer relationships will create significant new business opportunities for the Company. Radix will operate as a wholly owned subsidiary of the Company. The results of Radix’s operations will be included in the consolidated financial statements effective with the first quarter of fiscal year 2006.
     The Company has followed the guidance of SFAS No. 141 “Business Combinations” to record this purchase. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 1, 2001 and that goodwill, as well as any intangible assets believed to have an indefinite life, shall not be amortized for financial accounting purposes. Although the purchase price allocation has not been finalized, the following table summarizes the preliminary estimated fair value of assets acquired and liabilities assumed at the date of acquisition:

Current Assets	$2,614,000
Property, plant and equipment	600,000
Other assets	40,000
Other intangibles	1,066,000
Goodwill	7,411,000

Total assets acquired	11,731,000

Liabilities assumed	831,000

Total purchase price	$10,900,000

The intangible assets recorded pertain to customer relations and will be amortized in full over three years. None of the amount allocated to goodwill is deductible for tax purposes. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill will be reviewed at least annually to determine if there has been any impairment to its value.
     Secondary Stock Offering
     On December 12, 2005, we priced an underwritten public offering, in which we will sell 1,725,000 shares of our common stock. This offering is expected to close on December 16, 2005. We expect to receive from this offering net proceeds, after underwriters’ commissions and applicable fees, costs and expenses, of approximately $46.7 million.
Note 19 — Quarterly Financial Information (Unaudited)
     Argon ST maintains a September 30 fiscal year-end for annual financial reporting purposes. Argon ST presents its interim periods ending on the Sunday nearest the end of the month for each quarter consistent with labor and billing cycles. As a result, the fourth quarter of each year may contain more days than earlier quarters of the year. Management does not believe that this practice has a material effect on quarterly results. The following tables contain selected unaudited consolidated statement of earnings data for each quarter of fiscal years 2005 and 2004.

	2005				2004
	January 2,	April 3,	July 3,	September 30,	December 28,	March 28,	June 27,	September 30,
	2005	2005	2005	2005	2003	2004	2004	2004
		(unaudited)				(unaudited)
	(In thousands, except per share data)				(In thousands, except per share data)
Contract Revenues	$56,510	$55,952	$75,611	$83,681	$27,293	$22,683	$39,050	$40,158

Direct and Allocable Contract Costs	48,673	48,137	66,029	74,531	24,993	19,631	33,653	34,935

Income from Operations	7,837	7,815	9,582	9,150	2,300	3,052	5,397	5,223

Other Income (Expense), Net	138	198	192	170	8	38	34	74

Income before Income Taxes	7,975	8,013	9,774	9,320	2,308	3,090	5,431	5,297

Provision for Income Taxes	3,055	3,069	3,919	3,258	851	1,141	2,004	2,181

Net Income	$4,920	$4,944	$5,855	$6,062	$1,457	$1,949	$3,427	$3,116

Earnings Per Share

Basic	$0.25	$0.25	$0.30	$0.30	$0.12	$0.16	$0.28	$0.25

Diluted	$0.24	$0.24	$0.28	$0.29	$0.11	$0.14	$0.26	$0.23

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
     On September 30, 2004, our Audit Committee dismissed PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) and appointed Grant Thornton as our Independent Registered Public Accounting Firm.
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
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Management’s Report on Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2005. Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s assessment of its internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm on page 47 of this annual report on Form 10-K.
Change in Internal Controls
     During the fourth fiscal quarter, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information with respect to our executive officers and directors, the Audit Committee Financial Expert and our Code of Ethics is incorporated by reference from our definitive proxy statement for our annual meeting of stockholders to be filed not later than 120 days after September 30, 2005, with the Securities and Exchange Commission pursuant to Regulation 14A (the “Proxy Statement”). Certain information relating to our executive officers appears on page 28 of this Form 10-K Annual Report.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements Schedules
All of the financial statement schedules to be filed as part of the Annual report on Form 10-K are included in Item 8.
Exhibits

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated as of June 7, 2004, by and between Sensytech, Inc. and Argon Engineering Associates, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 filed on July 16, 2004, Registration Statement No. 333-117430)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1(Registration Statement No. 333-98757) filed on August 26, 2002)

3.1.1	Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K filed October 5, 2004 covering Items 2.01, 5.01, 5.02, 8.01 and 9.01 of Form 8-K).

3.1.2	Amendment, dated March 15, 2005 to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 5, 2005, filed May 11, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 13(a)(i) of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-128211) filed on September 9, 2005)

10.1	Amended and Restated Line of Credit Agreement with Bank of America (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-98757) filed on August 26, 2002,

10.1.1	Third Amendment to Second Amended and Restated Financing and Security Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File No. 000-08193)

10.2+	Argon ST, Inc. 2002 Stock Incentive Plan (incorporated by reference to the Company’s Schedule 14A filed with the Commission on April 22, 2002, Commission File No. 000-08193)

10.2.1*	Form of Stock Option Agreement under Argon ST 2002 Stock Incentive Plan

10.3+	Argon Engineering Associates, Inc. Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed December 14, 2004)

10.4+	Retention Agreement dated February 17, 2004, by and between the Company and Donald F. Fultz (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-117430) filed on July 16, 2004)

10.5+	Retention Agreement dated February 17, 2004, by and between the Company and S. Kent Rockwell (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-117430) filed on July 16, 20040

16.1	Letter of PricewaterhouseCoopers LLP regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K covering Items 4.01 and 9.01 of Form 8-K, filed October 5, 2004)

16.2	Letter of Watkins, Meegan, Drury & Company, L.L.C. regarding change in certifying accountant (incorporated by reference to Exhibit 16.2 to the Company’s Current Report on Form 8-K covering Items 4.01 and 9.01 of Form 8-K, filed October 5, 2004)

Exhibit
Number	Description of Exhibit
21.1*	Subsidiaries of the Company

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

32.1**	Certification pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act and Section 1350 of Chapter 63 of Title 8 of the United States Code

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGON ST, INC.
(Registrant)

By: /s/ Terry L. Collins

Terry L. Collins, Ph.D. Chairman, Chief Executive Officer and President
Date: December 14, 2005
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Terry L. Collins Terry L. Collins	Chairman, Chief Executive Officer and President
Date: December 14, 2005

/s/ S. Kent Rockwell S. Kent Rockwell	Vice Chairman and Vice President, Corporate Development
Date: December 14, 2005

/s/ Victor F. Sellier Victor F. Sellier	Vice President, Business Operations, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)
Date: December 14, 2005

/s/ Thomas E. Murdock Thomas E. Murdock	Vice President, Information Dominance and Director
Date: December 14, 2005

/s/ David C. Karlgaard David C. Karlgaard	Director
Date: December 14, 2005

/s/ Peter A. Marino Peter A. Marino	Director
Date: December 14, 2005

/s/ Robert McCashin Robert McCashin	Director
Date: December 14, 2005

/s/ John Irvin John Irvin	Director
Date: December 14, 2005

/s/ Lloyd A. Semple Lloyd A. Semple	Director
Date: December 14, 2005