Form 10-Q
period 2006-01-01
ARGON ST, Inc.
filed 2006-02-10
CIK 26537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended January 1, 2006
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     As of February 2, 2006, there were 21,990,209 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

ARGON ST, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JANUARY 1, 2006
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at January 1, 2006 and September 30, 2005	3

Condensed Consolidated Statements of Earnings for the fiscal quarters ended January 1, 2006 and January 2, 2005	4

Condensed Consolidated Statements of Cash Flows for the fiscal quarters ended January 1, 2006 and January 2, 2005	5

Notes to Condensed Consolidated Financial Statements	6-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-20

Item 3. Quantitative and Qualitative Disclosures about Market Risks	20

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	23

Exhibits	24-26

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 1, 2006	September 30, 2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,226,000	$4,064,000
Accounts receivable, net	114,774,000	103,577,000
Inventory	1,477,000	1,166,000
Income taxes receivable	—	2,464,000
Deferred income tax asset	1,712,000	1,742,000
Prepaids and other	1,101,000	888,000

TOTAL CURRENT ASSETS	149,290,000	113,901,000
Property, equipment and software, net	15,112,000	14,896,000
Advances and cash held in escrow	—	10,900,000
Goodwill	116,141,000	107,956,000
Intangibles, net	2,016,000	1,219,000
Other assets	703,000	962,000

TOTAL ASSETS	$283,262,000	$249,834,000

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Line of Credit	$—	$11,000,000
Accounts payable and accrued expenses	15,725,000	26,857,000
Accrued salaries and related expenses	9,480,000	8,848,000
Deferred revenue	6,937,000	7,139,000
Notes payable — current portion	—	56,000
Capital lease obligations — current	19,000	19,000
Income taxes payable	716,000	—
Deferred rent	160,000	61,000

TOTAL CURRENT LIABILITIES	33,037,000	53,980,000
Deferred income tax liability, long term	2,504,000	1,979,000
Deferred rent	1,658,000	1,799,000
Capital lease obligations — net of current	60,000	63,000
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Common stock:
$.01 Par Value, 100,000,000 shares authorized, 21,979,917 and 20,153,878 shares issued at January 1, 2006 and September 30, 2005	220,000	202,000
Additional paid in capital	206,712,000	158,458,000
Treasury stock at cost, 126,245 shares	(534,000)	(534,000)
Retained earnings	39,605,000	34,002,000
Accumulated other comprehensive loss	—	(115,000)

TOTAL STOCKHOLDERS’ EQUITY	$246,003,000	$192,013,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$283,262,000	$249,834,000

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Fiscal Quarter Ended
	January 1, 2006	January 2, 2005
CONTRACT REVENUES	$68,107,000	$56,510,000

COST OF REVENUES	52,885,000	45,338,000

GENERAL AND ADMINISTRATIVE EXPENSES	5,975,000	3,335,000

INCOME FROM OPERATIONS	9,247,000	7,837,000
OTHER INCOME (EXPENSE)
Interest income	127,000	140,000
Interest expense	(127,000)	(2,000)

	—	138,000

INCOME BEFORE INCOME TAXES	9,247,000	7,975,000
PROVISION FOR INCOME TAXES	3,644,000	3,055,000

NET INCOME	$5,603,000	$4,920,000

EARNINGS PER SHARE (Basic)	$0.27	$0.25

EARNINGS PER SHARE (Diluted)	$0.27	$0.24

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	20,382,000	19,423,000

Diluted	21,103,000	20,415,000

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Fiscal Quarter Ended
	January 1, 2006	January 2, 2005
Cash flows from operating activities
Net income	$5,603,000	$4,920,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,373,000	1,369,000
Deferred income tax benefit	(68,000)	(211,000)
Stock-based compensation	368,000	—
Tax benefit of stock option exercises	—	2,370,000
Change in:
Billed accounts receivable	(9,109,000)	1,039,000
Unbilled accounts receivable	(655,000)	(7,786,000)
Inventory	(311,000)	(348,000)
Prepaids and other	18,000	(166,000)
Accounts payable and accrued expenses	(11,066,000)	1,170,000
Accrued salaries and related expenses	(150,000)	(2,193,000)
Deferred revenue	(202,000)	16,959,000
Income taxes payable	3,180,000	(5,105,000)
Deferred rent	(42,000)	—

Net cash (used in) provided by operating activities	(11,061,000)	12,018,000

Cash flows from investing activities
Acquisitions of property, equipment and software	(729,000)	(1,613,000)
Cash acquired in Radix acquisition	1,107,000	—

Net cash provided by (used in) investing activities	378,000	(1,613,000)

Cash flows from financing activities
Repayment on line of credit, net of borrowings	(11,000,000)	—
Payment on note payable	(56,000)	(56,000)
Payments on capital leases	(3,000)	—
Tax benefit of stock option exercises	530,000	—
Proceeds from exercise of stock options	606,000	1,872,000
Proceeds from employee stock purchase plan exercises	—	476,000
Proceeds from secondary offering	46,768,000	—

Net cash provided by financing activities	36,845,000	2,292,000

Net increase in cash and cash equivalents	26,162,000	12,697,000
Cash and cash equivalents, beginning of period	4,064,000	29,732,000

Cash and cash equivalents, end of period	$30,226,000	$42,429,000

Supplemental disclosure
Income taxes paid	$—	$6,000,000

Interest expense paid	$127,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1.	BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. Operating results for the period ended January 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in Argon ST, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Reclassifications are made to the prior year financial statements when appropriate, to conform to the current year presentation.
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
     Argon ST records contract revenues and costs of operations for interim reporting purposes based on annual targeted indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During the Company’s interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. Timing-related indirect spending variances are not applied to contract costs, research and development, and general and administrative expenses, but are included in unbilled receivables during these interim reporting periods. These rates are reviewed regularly, and the Company records adjustments for any material, permanent variances in the period they become determinable.
     Argon ST’s accounting policy for recording indirect rate variances is based on management’s belief that variances accumulated during interim reporting periods will be absorbed by management actions to control costs during the remainder of the year. The Company considers the rate variance to be unfavorable when the actual indirect rates are greater than the Company’s annual targeted rates. During interim reporting periods, unfavorable rate variances are recorded as reductions to operating expenses and increases to unbilled receivables. Favorable rate variances are recorded as increases to operating expenses and decreases to unbilled receivables. At January 1, 2006, the unfavorable rate variance approximated the Company’s planned variance for the period.
     If the Company anticipates that actual contract activities will be different than planned levels, there are alternatives the Company can utilize to absorb the variance: the Company can adjust planned indirect spending during the year, modify its billing rates to its customers, or record adjustments to expense based on estimates of future contract activities.
     If the Company’s rate variance is unfavorable, the modification of the Company’s indirect rates will likely increase revenue and operating expenses. Profit percentages on fixed-price contracts will generally decline as a result of an increase to indirect costs unless compensating savings can be achieved in the direct costs to complete the projects. Profit percentages on cost reimbursement contracts will generally decline as a percentage of total costs as a result of an increase in indirect costs even if the cost increase is funded by the customer. If the Company’s rate variance is favorable, the modification of the Company’s indirect rates will decrease revenue and operating expenses. In this event, profit percentages on fixed-price contracts will generally increase. Profit percentages on cost-reimbursable contracts will generally be unaffected as a result of any reduction to indirect costs, due to the fact that programs will typically expend all of the funds available. Any impact on operating income, however, will depend on a number of other factors, including mix of contract types, contract terms and anticipated performance on specific contracts.

2.	EARNINGS PER SHARE
     Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during each period. The following summary is presented for the fiscal quarters ended January 1, 2006 and January 2, 2005:

	Fiscal quarter ended
	January 1, 2006	January 2, 2005
Net Income	$5,603,000	$4,920,000
Weighted Average Shares Outstanding — Basic	20,382,000	19,423,000

Basic Earnings per Share	$0.27	$0.25
Effect of Dilutive Securities:
Net Shares Issuable Upon Exercise of Stock Options	721,000	992,000
Weighted Average Shares Outstanding — Diluted	21,103,000	20,415,000
Diluted Earnings per Share	$0.27	$0.24
3.	STOCK-BASED COMPENSATION
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which requires that compensation costs related to share-based payment transactions be recognized in financial statements. SFAS No. 123R requires all companies to measure compensation costs for all share-based payments at fair value, and eliminates the option of using the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees and directors if certain conditions were met.
     Effective October 1, 2005, the Company adopted SFAS No. 123R using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption will be measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123R.
     Prior to the adoption of SFAS No. 123R, the Company included all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123R, for the period beginning October 1, 2005, excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled $530,000 for the fiscal quarter ended January 1, 2006. Such benefits were $2,370,000 for the fiscal quarter ended January 2, 2005 and are presented as a component of operating cash flows in that period.
     As a result of adopting SFAS No. 123R, the Company recorded $368,000 of stock-based compensation expense, less a tax benefit of $52,000, in its statement of earnings for the quarter ended January 1, 2006. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.02 and $0.01, respectively, for the fiscal quarter ended January 1, 2006.
Fair Value Determination
     The fair value concepts were not changed significantly in SFAS No. 123R; however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The Company has elected to use both the Binomial option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of the Binomial model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

     The Company has 10-year options. In calculating fair value, the following weighted-average assumptions were used for option grants during the fiscal quarter ended January 1, 2006.
     Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price over the 15 month period ended January 1, 2006, as being representative of the price volatility expected in the future. This volatility is comparable to the volatilities reported by companies within our peer group. The expected volatility factor used in valuing options granted during the fiscal quarter ended January 1, 2006 was 36%.
     Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Binomial valuation method on the implied yield available on a U.S. Treasury note on the applicable grant date, with a term equal to the expected term of the underlying grants. The risk-free interest rates used in valuing options granted during the fiscal quarter ended January 1, 2006 were 4.5% and 4.6%.
     Dividend Yield. The Binomial valuation model calls for a single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future. As such, the Company used a dividend yield percentage of zero.
     Expected Term. The expected term used in the Company’s Binomial model is ten years, the contractual term of the options.
     Exercise Factor. The exercise factor is the ratio by which the stock price must increase from the exercise price before the employee is expected to exercise, as estimated by management. The exercise factors used in valuing employee and director options granted during the quarter ended January 1, 2006 were 1.8817 and 4.5957, respectively.
     Post-vest Percentage. The post-vest percentage is the rate at which employees are likely to exercise their options earlier than usual because they are leaving the Company, as estimated by management. Employees have 90 days and directors have 1 year to exercise upon termination of employment or resignation from the board. The post-vest percentages used in valuing options granted during the quarter ended January 1, 2006 were 3.08% and 0.00%.
Stock Compensation Expense
     The Company recorded $368,000 of stock-based compensation expense, less a tax benefit of $52,000, for the fiscal quarter ended January 1, 2006. Stock-based compensation is reported under Cost of Revenues.
     In prior years, while accounting for stock options under APB No. 25 and disclosing a pro forma expense calculation under SFAS No. 123, the Company did not include a forfeiture rate when calculating pro forma expense related to the options. In accordance with SFAS No. 123R, the Company estimated forfeitures and is recognizing compensation expense only for those share-based awards that are expected to vest.
     As of January 1, 2006, there was $5,957,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in five years, with half of the total amortization cost being recognized within the next 24 months.
Stock Option Activity
     During the fiscal quarter ended January 1, 2006, the Company granted stock options to purchase 484,350 shares of common stock at a weighted-average exercise price of $29.46 per share. The Binomial weighted-average fair value of the options granted during the fiscal quarter ended January 1, 2006 was $14.57 per share. 409,350 of these options vest at the rate of 20% per year over five years from the date of grant and 75,000 of these options vest in full in one year after the date of grant. All of the options expire ten years from the grant date.

     The following table summarizes stock option activity for the fiscal quarter ended January 1, 2006:

			Aggregate
			Intrinsic
	Number	Weighted-Average	Value
	of Shares	Exercise Price	(in thousands)
Shares under option, September 30, 2005	1,741,127	$8.75
Options granted	484,350	29.46
Options exercised	(101,039)	5.99	$2,324
Options cancelled and expired	(14,000)	26.72

Shares under option, January 1, 2006	2,110,438	$13.53	$32,627

Options exercisable at January 1, 2006	1,065,892	$10.64	$19,559

Shares reserved for equity awards at January 1, 2006	23,922
     Information with respect to stock options outstanding and stock options exercisable at January 1, 2006 was as follows:

		Weighted-Average
	Options	Remaining		Weighted-Average
Range of Exercise Price	Outstanding	Contractual Life		Exercise Price
$ 0.10 – $ 0.90	317,988	5.3	years	$0.57
$ 2.25 – $ 4.63	398,600	6.4		4.04
$ 5.00 – $ 6.88	329,600	7.8		5.70
$ 7.54 – $17.63	246,800	7.4		13.05
$20.40 – $29.87	817,450	9.4		26.48

		Weighted-Average
	Options	Remaining		Weighted-Average
Range of Exercise Price	Exercisable	Contractual Life		Exercise Price
$ 0.10 – $ 0.90	240,228	5.1	years	$0.47
$ 2.25 – $ 4.63	176,944	5.9		3.96
$ 5.00 – $ 6.88	108,320	7.7		5.73
$ 7.54 – $17.63	246,800	7.4		13.05
$20.40 – $29.87	293,600	8.7		22.76
Pro Forma Disclosures
     Under the modified prospective method, results for the fiscal quarter ended January 2, 2005 were not restated to include stock option expense. The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based employee compensation, which historically was calculated using the Black-Scholes pricing model, for the fiscal quarter ended January 2, 2005 are presented below.

Fiscal quarter ended
January 2, 2005
Net Income	$4,920,000
Add: Stock-based employee compensation expense included In reported net income, net of related tax effects	—

Less: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	348,000

Pro forma net income	$4,572,000

Earnings per share:
Basic — as reported	$0.25
Basic — pro forma	$0.24
Earnings per share:
Diluted — as reported	$0.24
Diluted — pro forma	$0.22
4.	REVOLVING LINE OF CREDIT
     The Company has a $15,000,000 line of credit with Bank of America, which expires on February 28, 2006. The Company is currently in negotiations to extend the line for an additional two years. The Company expects to increase the line but has not finalized negotiations with the bank. The total borrowing base generally cannot exceed the sum of 90% of qualified government accounts receivable and 80% of qualified non-government accounts receivable. The line of credit less the letters of credit provided loan availability of $13,484,000 at January 1, 2006. The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes. At January 1, 2006, there were no borrowings under the line of credit. A stand-by letter of credit is issued to certain foreign customers in lieu of posting a performance bond. Letters of credit are also used to cover certain contract prepayments received from foreign customers. Total letters of credit at January 1, 2006 were $1,516,000.
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
5.	MERGER
     Effective October 1, 2005, the Company acquired 100% of the voting equity of Radix Technologies, Inc. (‘Radix’) through the merger of a wholly-owned subsidiary of Argon ST with and into Radix. Radix is based in Mountain View, California, and designs and produces signal processing systems and equipment for military, intelligence and commercial applications. The Company paid $10,900,000 in cash which was escrowed at September 30, 2005. The transaction provides for additional consideration in a maximum aggregate amount of $1,500,000 to be paid upon the achievement of certain performance targets during the fifteen month period following the closing. In addition, direct expenses of $141,000 consisting of legal, accounting and other fees were incurred in connection with the acquisition. Management believes that Radix’s complementary capabilities and its customer relationships will create significant new business opportunities for the Company. Radix operates as a wholly owned subsidiary of the Company. The results of Radix’s operations are included in the consolidated financial statements effective with the first quarter of fiscal year 2006.
     The Company has followed the guidance of SFAS No. 141 “Business Combinations” to record this acquisition. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 1, 2001 and that goodwill, as well as any intangible assets believed to have an indefinite life, shall not be amortized for financial accounting purposes.

Pursuant to the requirements of SFAS No. 141, the effect of the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented.
     The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition. The Company has obtained third party valuations of certain tangible and intangible assets acquired from Radix.

Current assets	$2,614,000
Property, plant and equipment	591,000
Other assets	40,000
Other intangibles	1,066,000
Goodwill	8,184,000

Total assets acquired	12,495,000

Liabilities assumed	1,454,000

Total purchase price	$11,041,000

The other intangible assets recorded pertain to customer relationships and will be amortized in full over three years. None of the amount allocated to goodwill is deductible for tax purposes. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill will be reviewed at least annually to determine if there has been any impairment to its value.
6.	RELATED PARTY TRANSACTIONS
     An individual who is a director, executive officer and significant shareholder of Argon ST is a director and significant shareholder of James Monroe Bancorp, Inc. Another director of Argon ST is a director and significant shareholder of James Monroe Bancorp, Inc. At January 1, 2006, the Company had $537,000 on deposit at James Monroe Bank, the bank operating subsidiary of James Monroe Bancorp.
7.	SECONDARY OFFERING
     On December 16, 2005, the Company completed its public offering of common stock at $29.00 per share. In the offering, the Company sold 1,725,000 shares. Selling stockholders sold an additional 920,000 shares, including 345,000 shares sold pursuant to an over-allotment option exercised by the underwriters. Proceeds to the Company from the offering were $46,768,000, net of underwriting fees, legal, accounting and other fees associated with the offering and paid by the Company of $3,257,000. The Company did not receive any proceeds from the shares sold by the selling stockholders. Selling stockholders paid a portion of the expenses related to their shares sold.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and accompanying notes as well as our annual report on Form 10-K for the fiscal year ended September 30, 2005.
Forward-looking Statements
     Statements in this filing which are not historical facts are forward-looking statements under the provision of the Private Securities Litigation Reform Act of 1955. Such forward-looking statements include, without limitation, statements with respect to total estimated remaining contract values and the Company’s expectations regarding the U.S. government’s procurement activities. Forward-looking statements are not guarantees of future performance and are based upon numerous assumptions about future conditions that could prove not to be accurate. Forward looking statements are subject to numerous risks and uncertainties, and our actual results could differ materially as a result of such risks and other factors. In addition to those risks specifically mentioned in this report and in the other reports filed by the Company with the Securities and Exchange Commission (including our Form 10-K for the fiscal year ended September 30, 2005), such risks and uncertainties include, but are not limited to: the availability of U.S. and international government funding for our products and services; changes in the U.S. federal government procurement laws, regulations, policies and budgets (including changes to respond to budgetary constraints and cost-cutting initiatives); the number and type of contracts and task orders awarded to us; the exercise by the U.S. government of options to extend our contracts; our ability to retain contracts during any rebidding process; the timing of Congressional funding on our contracts; any government delay or termination of our contracts and programs; difficulties in developing and producing operationally advanced technology systems; the timing and customer acceptance of contract deliverables; our ability to attract and retain qualified personnel, including technical personnel and personnel with required security clearances; charges from any future impairment reviews; the future impact of any acquisitions or divestitures we may make; the competitive environment for defense and intelligence information technology products and services; general economic, business and political conditions domestically and internationally; and other factors affecting our business that are beyond our control. All of the forward-looking statements should be considered in light of these factors. You should not put undue reliance on any forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect new information, future events or otherwise, except as provided by law.
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
Revenues
     Our revenues are primarily generated from the design, development, installation and support of complex sensor systems under contracts primarily with the U.S. Government and major domestic prime contractors, as well as with foreign governments, agencies and defense contractors.
     Our government contracts can be divided into three major types: cost reimbursable contracts, fixed-price, and time and materials. Cost reimbursable contracts are primarily used for system design and development activities involving considerable risks to the contractor, including risks related to cost estimates on complex systems, performance risks associated with real time signal processing, embedded software, high performance hardware, and requirements that are not fully understood by the customer or us, the development of technology that has never been used, and interfaces with other systems that are in development or are obsolete without adequate documentation.

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
     The following table represents our revenue concentration by contract type for the fiscal quarters ended January 1, 2006 and January 2, 2005:

	Fiscal Quarter Ended	Fiscal Quarter Ended
Contract Type	January 1, 2006	January 2, 2005
Cost reimbursable contracts	17%	16%

Fixed-price contracts	75%	79%

Time and material contracts	8%	5%
Generally, we experience revenue growth when systems move from the development stage to the production stage due to increases in sales volumes from production of multiple systems, and when we add new customers or are successful in selling new systems to existing customers. Our current production work has been derived from programs for which we have performed the initial development work. These programs are next generation systems replacing existing, obsolete systems that were developed by other companies. We were able to displace these companies primarily on the basis of technological capability. We believe that the current state of world affairs and the U.S. government’s emphasis on protecting U.S. citizens will cause funding of these programs to continue.
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
     In general, most of our backlog results in sales in subsequent fiscal years, as we maintain very minimal inventory and therefore the lead time on ordering and receiving material and increasing staff to execute programs has a lag time of several months from the receipt of order.
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

We may experience significant contract cancellations that were previously booked and included in backlog.
     Our backlog at the dates shown was as follows:

	January 1,	January 2,
	2006	2005
Funded	$154,458,000	$218,022,000
Unfunded	76,633,000	1,842,000

Total	$231,091,000	$219,864,000

     Of the total backlog at January 1, 2006, $60,827,000 pertains to the Aerial Common Sensor (ACS) program, of which $60,472,000 is unfunded. On January 12, 2006, the U.S. Army terminated its ACS contract with Lockheed Martin, our prime contractor, who then terminated our contract. As of January 1, 2006, we continue to carry this backlog pending completion of our claim for termination costs.
Cost of Revenues
     Cost of revenues consist of direct costs incurred on contracts such as labor, materials, travel, subcontracts and other direct costs and indirect costs associated with overhead expenses such as facilities, fringe benefits and other costs that are not directly related to the execution of a specific contract. We plan indirect costs on an annual basis and on cost reimbursable contracts receives government approval to bill those costs as a percentage of our direct labor, other direct costs and direct materials as we execute our contracts. The government approves the planned indirect rates as provisional billing rates near the beginning of each fiscal year.
Stock-Based Compensation Expense
     Effective October 1, 2005, we adopted SFAS No. 123R using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption will be measured at estimated fair value and included in operating expenses over the vesting period during which an employee or director provides service in exchange for the award. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123R.
     Prior to the adoption of SFAS No. 123R, we included all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123R, for the period beginning October 1, 2005, excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled $530,000 for the fiscal quarter ended January 1, 2006. Such benefits were $2,370,000 for the fiscal quarter ended January 2, 2005 and are presented as a component of operating cash flows in that period.
     As a result of adopting SFAS No. 123R, we recorded $368,000 of stock-based compensation expense, less a tax benefit of $52,000, in our statement of earnings for the quarter ended January 1, 2006. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.02 and $0.01, respectively, for the fiscal quarter ended January 1, 2006.
     As of January 1, 2006, there was $5,957,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in five years, with half of the total amortization cost being recognized within the next 24 months.

General and Administrative Expenses
     Our general and administrative expenses include administrative salaries, costs related to proposal activities, internally funded research and development, and other administrative costs.
Interest Income and Expense
     Interest income is derived solely from interest earned on cash reserves maintained in short term investment accounts and are therefore subject to short-term interest rates that have minimal risk.
     Interest expense relates to interest charged on borrowings against our line and credit and capital leases.
Research and Development
     We conduct internally funded research and development into complex signal processing, system and software architectures, and other technologies that are important to continued advancement of our systems and are of interest to our current and prospective customers. In the fiscal quarters ending January 1, 2006 and January 2, 2005, internal research and development expenditures (“IRAD”) were $1,161,000 and $1,416,000, respectively, representing 2% and 3% respectively, of revenues in each period.
     Internal research and development is a small portion of our overall research and development, as government funded research and development constitutes the majority of our activities in this area.
Deferred Revenue
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
     Indirect rate variance
     We record contract revenues and costs of operations for interim reporting purposes based on annual targeted indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During our interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates. Timing-related indirect spending variances are not applied to contract costs, research and development, and general and administrative expenses, but are included in unbilled receivables during these interim reporting periods. These rates are reviewed regularly, and we record adjustments for any material, permanent variances in the period they become determinable.
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

     At January 1, 2006, the unfavorable rate variance approximated our planned variance for the period. Management deems this variance to be seasonal and expects this variance will be eliminated by fiscal year-end.
     Award Fee Recognition
     Our practice for recognizing interim fee on our cost-plus-award-fee contracts is based on management’s assessment as to the likelihood that the award fee or an incremental portion of the award fee will be earned on a contract-by-contract basis. Management’s assessments are based on numerous factors including contract terms, nature of the work performed, our relationship and history with the customer, our history with similar types of projects, and our current and anticipated performance on the specific contract. No award fee is recognized until management determines that it is probable that an award fee or portion thereof will be earned. Actual fees awarded are typically within management’s estimates. However, changes could arise within an award fee period causing management to either lower or raise the award fee estimate in the period in which it occurs.
Goodwill
     Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, companies no longer amortize goodwill, but instead test for impairment at least annually using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We test for impairment annually in the fourth fiscal quarter.
Stock-based Compensation
     We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected volatility, dividend yield, expected term and estimated forfeitures of the options granted.
Historical Operating Results
Fiscal quarter ended January 1, 2006 compared to Fiscal quarter ended January 2, 2005
     The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the fiscal quarters ended January 1, 2006 and January 2, 2005:

	Fiscal quarter ended		Increase
	January 1, 2006	January 2, 2005	2006 Compared To 2005
Contract revenues	$68,107,000	$56,510,000	$11,597,000
Cost of revenues	$52,885,000	$45,338,000	$7,547,000
General and administrative expenses	$5,975,000	$3,335,000	$2,640,000
Provision for income taxes	$3,644,000	$3,055,000	$589,000
Net income	$5,603,000	$4,920,000	$683,000

Revenues:
     Revenues increased approximately 21% for the fiscal quarter ended January 1, 2006, as compared to the fiscal quarter ended January 2, 2005. The revenue increase is attributable to the addition of Radix Technologies as of the beginning of the fiscal quarter, and new contracts in the Counter IED and specialized communications areas.
Cost of Revenues:
     Cost of revenues increased approximately 17% for the fiscal quarter ended January 1, 2006 as compared to the fiscal quarter ended January 2, 2005. The increase was primarily comprised of increases in direct labor, materials and subcontract costs of $1,510,000, $1,839,000 and $2,514,000, respectively, related to increased production activities during the quarter. Under fringe benefits allocated to costs of revenue, compensated leave increased $594,000, 401k contributions increased $206,000 and group insurance increased by $116,000. Under facilities allocated to costs of revenue, rent increased by $125,000. Business development costs increased by $267,000 over the quarter ended January 2, 2005. The increases in fringe benefits, facilities and business development are related to increase in employee population and business growth. Cost of revenues as a percentage of revenue decreased to 78% for the quarter ended January 1, 2006 from 80% for the quarter ended January 2, 2005.
General and Administrative Expenses:
     General and administrative expenses increased approximately 79% for the fiscal quarter ended January 1, 2006, as compared to the fiscal quarter ended January 2, 2005. The increase was due primarily to an increase in labor of $357,000, accounting services of $326,000 and an increase in bid and proposal costs of $1,824,000, related to our pursuit of a number of competitively solicited procurements, for the quarter ended January 1, 2006. The increase in accounting fees was primarily the result of Sarbanes-Oxley Section 404 compliance work performed during the 2005 fiscal year-end audit. The increase in labor is due to an increases in personnel and overall salary expense over the prior year.
Interest Income and Interest Expense:
     Interest income decreased approximately $13,000 for the fiscal quarter ended January 1, 2006, as compared to the fiscal quarter ended January 2, 2005. This decrease was a result of lower average cash balances. Interest expense was $127,000 for the fiscal quarter ended January 1, 2006 due to borrowing on the line of credit. During the quarter ended January 2, 2005, there were no borrowings under the line.
Income Tax Expense:
     Our effective income tax rate increased to 39.4% for the fiscal quarter ended January 1, 2006, compared to an effective rate of 38.3% for the fiscal quarter ended January 2, 2005. This increase was primarily due to stock compensation expense related to incentive stock options which are not tax deductible in the period the expense is recorded.
Net Income:
     As a result of the above, net income increased approximately $683,000, or 14%, for the fiscal quarter ended January 1, 2006 compared to the fiscal quarter ended January 2, 2005.
Analysis of Liquidity and Capital Resources
     Cash
     At January 1, 2006, we had cash of $30,226,000 compared to cash of $4,064,000 on September 30, 2005. This increase in cash of $26,162,000 was primarily the result of the net proceeds from our secondary stock offering of $46,768,000, offset by the repayment of the line of credit of $13,480,000 and an increase in billed and unbilled receivables of $9,764,000.

     Line of Credit
     We have a $15,000,000 line of credit with Bank of America. The line of credit is for two years and is set to expire on February 28, 2006. We are currently in negotiations to extend the line for an additional two years. We expect to increase the line but have not finalized that negotiation. The total borrowing base generally cannot exceed the sum of 90% of qualified government accounts receivable and 80% of qualified non-government accounts receivable. Total letters of credit at January 1, 2006 were $1,516,000. The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes.
     At January 1, 2006, there were no borrowings under the line of credit. The line of credit less the letters of credit provided loan availability of $13,484,000 at January 1, 2006. Based on current backlog, planned contract revenue, and planned capital expenditures, we do not anticipate the need for any cash other than cash generated from operations during the next twelve months. This planning does not assume any acquisitions that would require cash.
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
     Cash Flows
     Net cash used in operating activities was $11,061,000 in the fiscal quarter ending January 1, 2006, compared to net cash provided by operating activities of $12,018,000 in fiscal quarter ending January 2, 2005. The decrease in net cash from operating activities for fiscal quarter ending January 1, 2006 period compared to the fiscal quarter ending January 2, 2005 was primarily caused by a decrease in deferred revenues of $17,161,000 and a decrease in accounts payable and accrued expenses of $11,291,000 and in the sum of billed and unbilled receivables of $3,017,000, partially offset by an increase in income taxes payable of $5,915,000. The decrease in deferred revenue resulted from our recognition of revenue related to milestone payments received during the fourth fiscal quarter of 2004 and the first fiscal quarter of 2005. See “ — Overview — Deferred Revenue” above.
     Net cash provided by investing activities was $378,000 for the fiscal quarter ended January 1, 2006, compared to net cash used in investing activities of $1,613,000 for the fiscal quarter ended January 2, 2005. The increase is due primarily to cash of $1,107,000 acquired in the Radix acquisition. Investment in property equipment and software decreased by $884,000 as compared to fiscal quarter ended January 2, 2005. During that quarter, we completed work on our testing and engineering facility in Lemont Furnace, PA.
     Net cash provided by financing activities was $36,845,000 for the fiscal quarter ended January 1, 2006 compared to $2,292,000 for the fiscal quarter ended January 2, 2005. The increase in net cash provided by financing activities was primarily due to the net proceeds from our secondary stock offering of $46,768,000, partially offset by the repayment of the line of credit and a decrease of proceeds from exercise of stock options.
Contractual Obligations and Commitments
     As of January 1, 2006, our contractual cash obligations were as follows:

		Due in	Due in	Due in	Due in	Due in
	Total	2006	2007	2008	2009	2010	Thereafter
Capital leases	$79,000	$14,000	$21,000	$21,000	$21,000	$2,000	—
Operating leases	26,825,000	4,535,000	6,023,000	6,038,000	3,827,000	1,675,000	4,727,000

Total	$26,904,000	$4,549,000	$6,044,000	$6,059,000	$3,848,000	$1,677,000	$4,727,000

     As of January 1, 2006, other commercial commitments were as follows:

	Total	Less Than 1 Year	1-3 Years
Letters of credit	$1,516,000	$1,516,000	—
     We have no long-term debt obligations, capital lease obligations, other operating lease obligations, contractual purchase obligations, or other long-term liabilities other than those shown above. We also have no off-balance sheet arrangements of any kind.
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
Interest Rates:
     Our line of credit financing provides available borrowing to us at a variable interest rate tied to the bank’s prime interest rate. There were no outstanding borrowings under this line of credit at January 1, 2006.. Accordingly, we do not believe that any movement in interest rates would have a material impact on future earnings or cash flows.
Foreign Currency:
     We have contracts to provide services to certain foreign countries approved by the U.S. government. Our foreign sales contracts require payment in U.S. dollars, and therefore are not affected by foreign currency fluctuations. We occasionally issue orders or subcontracts to foreign companies in local currency. The current obligations to foreign companies are of an immaterial amount and we believe the associated currency risk is also immaterial.
Recent Developments
     On January 12, 2006, the U.S. Army terminated the Aerial Common Sensor (ACS) contract with Lockheed Martin, our prime contractor, who then terminated our contract. Of the total backlog reported at January 1, 2006, $60,827,000 pertains to the ACS contract, of which $60,472,000 is unfunded. We continue to carry this backlog pending completion of our proposal to claim termination costs.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     The information called for by this item is provided under Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES
(a)	Our management has evaluated, with the participation of the our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	During the last quarter, there were no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.
PART II — OTHER INFORMATION
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of June 7, 2004, by and between Sensytech, Inc. and Argon Engineering Associates, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 filed on July 16, 2004, Registration Statement No. 333-117430)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1(Registration Statement No. 333-98757) filed on August 26, 2002)

3.1.1	Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K filed October 5, 2004 covering Items 2.01, 5.01, 5.02, 8.01 and 9.01 of Form 8-K).

3.1.2	Amendment, dated March 15, 2005 to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 5, 2005, filed May 11, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 13(a)(i) of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-128211) filed on September 9, 2005)

10.1	Amended and Restated Line of Credit Agreement with Bank of America (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-98757) filed on August 26, 2002,

10.1.1	Third Amendment to Second Amended and Restated Financing and Security Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File No. 000-08193)

10.2+	Argon ST, Inc. 2002 Stock Incentive Plan (incorporated by reference to the Company’s Schedule 14A filed with the Commission on April 22, 2002, Commission File No. 000-08193)

10.2.1	Form of Stock Option Agreement under Argon ST 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2005, filed December 14, 2005)

Exhibit
Number	Description of Exhibit
10.3+	Argon Engineering Associates, Inc. Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed December 14, 2004)

10.4+	Retention Agreement dated February 17, 2004, by and between the Company and Donald F. Fultz (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-117430) filed on July 16, 2004)

10.5+	Retention Agreement dated February 17, 2004, by and between the Company and S. Kent Rockwell (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-117430) filed on July 16, 20040

16.1	Letter of PricewaterhouseCoopers LLP regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K covering Items 4.01 and 9.01 of Form 8-K, filed October 5, 2004)

16.2	Letter of Watkins, Meegan, Drury & Company, L.L.C. regarding change in certifying accountant (incorporated by reference to Exhibit 16.2 to the Company’s Current Report on Form 8-K covering Items 4.01 and 9.01 of Form 8-K, filed October 5, 2004)

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

32.1**	Certification pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act and Section 1350 of Chapter 63 of Title 8 of the United States Code

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGON ST, INC.
(Registrant)

By: /s/ Terry L. Collins Terry L. Collins, Ph.D.
Chairman, Chief Executive Officer and President

By: /s/ Victor F. Sellier Victor F. Sellier
Vice President, Business Operations, Chief Financial Officer,
Secretary and Treasurer
Date: February 10, 2006