Form 10-Q
period 2006-04-02
ARGON ST, Inc.
filed 2006-05-12
CIK 26537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 2, 2006
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
Yes ☐            No ☑
          As of May 5, 2006, there were 22,089,627 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

ARGON ST, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED APRIL 2, 2006
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at April 2, 2006 and September 30, 2005	3

	Condensed Consolidated Statements of Earnings for the three and six months ended April 2, 2006 and April 3, 2005	4

	Condensed Consolidated Statements of Cash Flows for the six months ended April 2, 2006 and April 3, 2005	5

	Notes to Condensed Consolidated Financial Statements	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-22

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		25

Exhibits		26-28

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2, 2006	September 30, 2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$62,238,000	$ 4,064,000
Accounts receivable, net	78,159,000	103,577,000
Inventory	1,523,000	1,166,000
Income taxes receivable	1,179,000	2,464,000
Deferred income tax asset	2,073,000	1,742,000
Prepaids and other	1,156,000	888,000

TOTAL CURRENT ASSETS	146,328,000	113,901,000
Property, equipment and software, net	15,757,000	14,896,000
Advances and cash held in escrow	—	10,900,000
Goodwill	115,135,000	107,956,000
Intangibles, net	2,155,000	1,219,000
Other assets	706,000	962,000

TOTAL ASSETS	$280,081,000	$ 249,834,000

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Line of Credit	$—	$ 11,000,000

Accounts payable and accrued expenses	9,082,000	26,857,000
Accrued salaries and related expenses	10,041,000	8,848,000
Deferred revenue	4,453,000	7,139,000
Notes payable — current	—	56,000
Capital lease obligations — current	19,000	19,000
Deferred rent	320,000	61,000

TOTAL CURRENT LIABILITIES	23,915,000	53,980,000
Deferred income tax liability, long term	619,000	1,979,000
Deferred rent — net of current	1,699,000	1,799,000
Capital lease obligations — net of current	53,000	63,000
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Common stock:
$.01 Par Value, 100,000,000 shares authorized, 22,195,872 and 20,153,878 shares issued at April 2, 2006 and September 30, 2005	222,000	202,000
Additional paid in capital	209,980,000	158,458,000
Treasury stock at cost, 126,245 shares	(534,000)	(534,000)
Retained earnings	44,127,000	34,002,000
Accumulated other comprehensive loss	—	(115,000)

TOTAL STOCKHOLDERS’ EQUITY	$253,795,000	$ 192,013,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$280,081,000	$ 249,834,000

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	Second Quarter Ended		Six Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
CONTRACT REVENUES	$55,681,000	$55,952,000	$123,788,000	$112,462,000

COST OF REVENUES	43,977,000	43,641,000	96,862,000	88,979,000

GENERAL AND ADMINISTRATIVE EXPENSES	4,805,000	4,496,000	10,780,000	7,831,000

INCOME FROM OPERATIONS	6,899,000	7,815,000	16,146,000	15,652,000
OTHER INCOME (EXPENSE)
Interest income	389,000	205,000	516,000	345,000
Interest expense	(34,000)	(7,000)	(161,000)	(9,000)

	355,000	198,000	355,000	336,000

INCOME BEFORE INCOME TAXES	7,254,000	8,013,000	16,501,000	15,988,000
PROVISION FOR INCOME TAXES	2,732,000	3,069,000	6,376,000	6,124,000

NET INCOME	$4,522,000	$4,944,000	$10,125,000	$9,864,000

EARNINGS PER SHARE (Basic)	$0.21	$0.25	$0.48	$0.50

EARNINGS PER SHARE (Diluted)	$0.20	$0.24	$0.46	$0.48

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	22,006,000	19,751,000	21,185,000	19,584,000

Diluted	22,618,000	20,676,000	21,855,000	20,537,000

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	April 2, 2006	April 3, 2005
Cash flows from operating activities
Net income	$10,125,000	$9,864,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,715,000	2,095,000
Deferred income tax benefit	(471,000)	(496,000)
Stock-based compensation	886,000	—
Tax benefit of stock option exercises	—	3,040,000
Change in:
Billed accounts receivable	25,048,000	(3,424,000)
Unbilled accounts receivable	1,803,000	(1,654,000)
Inventory	(357,000)	(347,000)
Prepaids and other	31,000	(222,000)
Accounts payable and accrued expenses	(17,709,000)	(710,000)
Accrued salaries and related expenses	411,000	(831,000)
Deferred revenue	(2,686,000)	(1,010,000)
Income taxes receivable	1,285,000	(4,971,000)
Deferred rent	159,000	289,000

Net cash provided by operating activities	21,240,000	1,623,000

Cash flows from investing activities
Acquisitions of property, equipment and software	(1,909,000)	(2,292,000)
Reduction in advances and cash held in escrow	10,900,000	—
Radix Technologies, Inc. acquisition, net of cash acquired	(9,935,000)	—
Acquisition of ProDesign Solutions, LLC net of cash acquired	(1,712,000)	—

Net cash used in investing activities	(2,656,000)	(2,292,000)

Cash flows from financing activities
Repayment on line of credit, net of borrowings	(11,000,000)	—
Payment on note payable	(56,000)	(112,000)
Payments on capital leases	(10,000)	—
Tax benefit of stock option exercises	1,512,000	—
Proceeds from exercise of stock options	1,932,000	2,794,000
Proceeds from employee stock purchase plan exercises	444,000	476,000
Proceeds from secondary offering	46,768,000	—

Net cash provided by financing activities	39,590,000	3,158,000

Net increase in cash and cash equivalents	58,174,000	2,489,000
Cash and cash equivalents, beginning of period	4,064,000	29,732,000

Cash and cash equivalents, end of period	$62,238,000	$32,221,000

Supplemental disclosure
Income taxes paid	$4,051,000	$8,485,000

Interest expense paid	$161,000	$9,000

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. BASIS OF PRESENTATION
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. Operating results for the period ended April 2, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in Argon ST, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Reclassifications are made to the prior year financial statements when appropriate, to conform to the current year presentation.
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

          At April 2, 2006, the unfavorable rate variance was $3,469,000. Approximately 81% of this rate variance was planned for in the Company’s operating budget for fiscal year 2006. The variance from plan is attributable to several factors. Management committed staff to a number of business development initiatives, and to the preparation and submission of a major competitive proposal which, subsequent to the end of the second quarter, was awarded to the Company. In addition, engineering resources have been applied to a Company initiative to achieve Capability Maturity Model Integration (CMMI) certification before the end of the current fiscal year. This initiative has consumed more labor resources than planned, but is currently on schedule for completion in the third quarter of the current fiscal year. Management anticipates that the actual rates will meet target rates by the completion of fiscal year 2006; however, the Company is reviewing discretionary accruals in the event that actual contract activities differ from planned levels.
     2. EARNINGS PER SHARE
          Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during each period. The following summary is presented for the periods indicated.

	Second Quarter Ended		Six Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Net Income	$4,522,000	$4,944,000	$10,125,000	$9,864,000
Weighted Average Shares Outstanding — Basic	22,006,000	19,751,000	21,185,000	19,584,000

Basic Earnings Per Share	$0.21	$0.25	$0.48	$0.50
Effect of Dilutive Securities:
Net Shares Issuable Upon Exercise of Stock Options	612,000	925,000	670,000	953,000
Weighted Average Shares Outstanding — Diluted	22,618,000	20,676,000	21,855,000	20,537,000
Diluted Earnings Per Share	$0.20	$0.24	$0.46	$0.48
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
          Prior to the adoption of SFAS No. 123R, the Company included all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123R, for the period beginning October 1, 2005, excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled $1,512,000 for the six months ended April 2, 2006. Such benefits were $3,040,000 for the six months ended April 3, 2005 and are presented as a component of operating cash flows in that period.
          As a result of adopting SFAS No. 123R, the Company recorded $518,000 and $886,000 of stock-based compensation expense, or $406,000 and $722,000 after tax, in its statement of earnings for the three and six months ended April 2, 2006, respectively. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.02 and $0.03 respectively, for the three and six months ended April 2, 2006.

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
          The Company has 10-year options. In calculating fair value, the following weighted-average assumptions were used for option grants during the six months ended April 2, 2006.
          Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price over the 18 month period ended April 2, 2006, as being representative of the price volatility expected in the future. This volatility is comparable to the volatilities reported by companies within our peer group. The expected volatility factor used in valuing options granted during the six months ended April 2, 2006 was 36%.
          Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Binomial valuation method on the implied yield available on a U.S. Treasury note on the applicable grant date, with a term equal to the expected term of the underlying grants. The risk-free interest rates used in valuing options granted during the six months ended April 2, 2006 were 4.46%, 4.55% and 4.56%.
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
          Exercise Factor. The exercise factor is the ratio by which the stock price must increase from the exercise price before the employee is expected to exercise, as estimated by management. The exercise factors used in valuing employee and director options granted during the six months ended April 2, 2006 were 1.8817 and 4.5957, respectively.
          Post-vest Percentage. The post-vest percentage is the rate at which employees are likely to exercise their options earlier than usual because they are leaving the Company, as estimated by management. Employees have 90 days and directors have 1 year to exercise upon termination of employment or resignation from the board. The post-vest percentage used in valuing options granted during the six months ended April 2, 2006 was 3.08%. For options granted to directors, the post vest percentage was zero.
Stock Compensation Expense
          The Company recorded $518,000 and $886,000, respectively, of stock-based compensation expense for the three and six months ended April 2, 2006. Stock-based compensation is included in Cost of Revenues.
          In prior years, while accounting for stock options under APB No. 25 and disclosing a pro forma expense calculation under SFAS No. 123, the Company did not include a forfeiture rate when calculating pro forma expense related to the options. In accordance with SFAS No. 123R, the Company estimates forfeitures and is recognizing compensation expense only for those share-based awards that are expected to vest.

          As of April 2, 2006, there was $6,280,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in five years, with half of the total amortization cost being recognized within the next 24 months.
Stock Option Activity
          During the six months ended April 2, 2006, the Company granted stock options to purchase 527,300 shares of common stock at a weighted-average exercise price of $29.48 per share. The Binomial weighted-average fair value of the options granted during the six months ended April 2, 2006 was $13.28 per share. Of these options, 452,300 vest at the rate of 20% per year over five years from the date of grant and 75,000 of these options vest in full in one year after the date of grant. All of the options expire ten years from the grant date. For the six months ended April 2, 2006, the weighted average closing price was $29.30 per share.
The following table summarizes stock option activity for the six months ended April 2 2006:

			Aggregate
			Intrinsic
	Number	Weighted-Average	Value
	of Shares	Exercise Price	(in thousands)
Shares under option, September 30, 2005	1,741,127	$8.75
Options granted	527,300	$29.48
Options exercised	(301,899)	$6.39	$7,004
Options cancelled and expired	(44,500)	$21.22

Shares under option, April 2, 2006	1,922,028	$14.52	$28,408
Options exercisable at April 2, 2006	857,672	$11.39	$15,361
Shares reserved for equity awards at April 2, 2006	1,011,472
          Information with respect to stock options outstanding and stock options exercisable at April 2, 2006 was as follows:

		Weighted-Average
	Options	Remaining		Weighted-Average
Range of Exercise Price	Outstanding	Contractual Life		Exercise Price
$0.10 – $0.90	241,148	5.1	years	$0.63
$2.25 – $4.63	341,860	6.1		4.03
$5.00 – $6.88	299,220	7.5		5.70
$7.54 – $17.63	224,000	6.7		12.68
$20.40 – $29.87	815,800	9.0		26.76

		Weighted-Average
	Options	Remaining		Weighted-Average
Range of Exercise Price	Exercisable	Contractual Life		Exercise Price
$0.10 – $0.90	164,148	4.9	years	$0.51
$2.25 – $4.63	126,164	5.3		3.91
$5.00 – $6.88	83,860	7.4		5.74
$7.54 – $17.63	224,000	6.7		12.68
$20.40 – $29.87	259,500	7.6		22.63
Pro Forma Disclosures
          Under the modified prospective method, results for the six months ended April 3, 2005 were not restated to include stock option expense.

The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based employee compensation, which historically was calculated using the Black-Scholes pricing model, for the three and six months ended April 3, 2005 are presented below.

	Second Quarter Ended	Six Months Ended
	April 3, 2005	April 3, 2005
Net Income	$4,944,000	$9,864,000
Add: Stock-based employee compensation expense included In reported net income, net of related tax effects	—	—

Less: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	337,000	685,000

Pro forma net income	$4,607,000	$9,179,000

Earnings per share:
Basic – as reported	$0.25	$0.50
Basic – pro forma	$0.23	$0.47
Earnings per share:
Diluted – as reported	$0.24	$0.48
Diluted – pro forma	$0.22	$0.45
     4. REVOLVING LINE OF CREDIT
          The Company’s $15,000,000 line of credit with Bank of America, N.A. (the “Lender”) expired on February 28, 2006, and was replaced by a revolving credit agreement, also with the Lender. The new credit facility will terminate no later than February 28, 2008. The terms and conditions are substantially similar to the credit facility it replaced, except that the facility was increased to $40,000,000 and the facility contains a sublimit of $15,000,000 to cover letters of credit. In addition, borrowings on the line of credit will bear reduced interest at the LIBOR rate plus 150 basis points. An unused commitment fee of 0.25% per annum, payable in arrears, is also required.
          All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining its primary accounts with the Lender. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within applicable grace period. As of April 2, 2006, the Company was in compliance with these covenants and the financial ratio.
          At April 2, 2006, there were no borrowings outstanding against the line of credit. Letters of credit outstanding at April 2, 2006 amounted to $1,516,000.
     5. ACQUISITIONS
     Radix Technologies, Inc.
          Effective October 1, 2005, the Company acquired 100% of the voting equity of Radix Technologies, Inc. (‘Radix’) through the merger of a wholly-owned subsidiary of Argon ST with and into Radix. Radix is based in Mountain View, California, and designs and produces signal processing systems and equipment for military, intelligence and commercial applications. The Company paid $10,900,000 in cash at closing for the Radix stock, and the transaction provides for additional consideration in a maximum aggregate amount of $1,500,000 to be paid upon the achievement of certain performance targets during the fifteen month period following the closing. In addition to the purchase price, direct expenses of $143,000 consisting of legal, accounting and other fees were incurred in connection with the acquisition. Management believes that Radix’s complementary capabilities and its customer relationships will create significant new business opportunities for the Company. Radix operates as a wholly owned subsidiary of the Company. The results of Radix’s operations are included in the consolidated financial statements beginning as of October 1, 2005.

          Of the purchase price, $1,066,000 was allocated to intangibles related to customer relationships and will be amortized over three years. In addition, $6,348,000 was allocated to goodwill, none of which is deductible for tax purposes. Pursuant to the requirements of SFAS No. 141, the effect of the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented.
     ProDesign Solutions, LLC
          On February 13, 2006, the Company acquired certain assets of ProDesign Solutions, LLC (“ProDesign”). ProDesign, based in Sarasota, Florida, provides a wide array of industrial design services including ruggedized electronic enclosures, electro-mechanical engineering, software/firmware engineering, and rapid prototyping, with extensive experience in working with composite materials for weight savings. The Company paid $1,750,000 in cash and assumed liabilities of $66,000 related to a note payable and a capital lease. Of the purchase price, $434,000 was allocated to intangibles related to technology and processes that will be amortized over three years. In addition, $831,000 was allocated to goodwill, all of which is deductible for tax purposes over a 15 year amortization period. Pursuant to the requirements of SFAS No. 141, the effect of the acquisition did not meet the criteria of a material and significant acquisition, and therefore, pro forma disclosures are not presented.
     6. RELATED PARTY TRANSACTIONS
          At April 2, 2006, the Company had $191,000 on deposit at James Monroe Bank, the bank operating subsidiary of James Monroe Bancorp. An individual who is a director, executive officer and significant shareholder of Argon ST is a director and significant shareholder of James Monroe Bancorp, Inc. Another director of Argon ST is a director and significant shareholder of James Monroe Bancorp, Inc.
     7. SECONDARY OFFERING
          On December 16, 2005, the Company completed a public offering of common stock at $29.00 per share. In the offering, the Company sold 1,725,000 shares. Selling stockholders sold an additional 920,000 shares, including 345,000 shares sold pursuant to an over-allotment option exercised by the underwriters. Proceeds to the Company from the offering were $46,768,000, net of underwriting fees, legal, accounting and other fees associated with the offering and paid by the Company of $3,257,000. The Company did not receive any proceeds from the shares sold by the selling stockholders. Selling stockholders paid a portion of the expenses related to their shares sold.

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
          Our government contracts can be divided into three major types: cost reimbursable, fixed-price, and time and materials. Cost reimbursable contracts are primarily used for system design and development activities involving considerable risks to the contractor, including risks related to cost estimates on complex systems, performance risks associated with real time signal processing, embedded software, high performance hardware, and requirements that are not fully understood by the customer or us, the development of technology that has never been used, and interfaces with other systems that are in development or are obsolete without adequate documentation. Fees under these contracts are usually fixed at the time of negotiation; however, in some cases the fee is an incentive or award fee based on cost, schedule, and performance or a combination of those factors. Although the U.S. government customer assumes the cost risk on these contracts, the contractor is not allowed to exceed the cost ceiling on the contract without the approval of the customer.

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
          The following table represents our revenue concentration by contract type for the periods indicated:

	Second Quarter Ended		Six Months Ended
Contract Type	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Cost reimbursable contracts	28%	17%	23%	16%

Fixed-price contracts	58%	78%	67%	79%

Time and material contracts	14%	5%	10%	5%
Generally, we experience revenue growth when systems move from the development stage to the production stage due to increases in sales volumes from production of multiple systems, and when we add new customers or are successful in selling new systems to existing customers. Our current production work has been derived from programs for which we have performed the initial development work. These programs are next generation systems replacing existing, obsolete systems that were developed by other companies. We were able to displace these companies primarily on the basis of technological capability. We believe that the current state of world affairs and the U.S. government’s emphasis on protecting U.S. citizens will cause funding of these programs to continue. The recent increase in cost reimbursable and time and materials contracts is indicative of our participation in development initiatives which have the potential to lead to the production of systems that may be accepted into service use.
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
          Our backlog at the dates shown was as follows:

	April 2, 2006	April 3, 2005
Funded	$187,592,000	$219,507,000
Unfunded	31,005,000	5,755,000

Total	$218,597,000	$225,262,000

          During the quarter ended April 2, 2006, we removed $60,472,000 of unfunded backlog pertaining to the Aerial Common Sensor program which was terminated on January 12, 2006. We continue to carry $328,000 of funded backlog as we negotiate termination costs with Lockheed Martin, our prime contractor.
          Of the total backlog at April 2, 2006, $103,659,000 was booked during the quarter ended April 2, 2006, of which $27,029,000 is unfunded. In April 2006, subsequent to the close of the quarter, we were awarded the Ship’s Signal Exploitation Equipment (“SSEE”) Increment F contract for the development and delivery of sensor systems to the United States Navy. The SSEE award covers a 30 month effort valued at $52,800,000. This award is not included in the backlog reported as of April 2, 2006.
Cost of Revenues
          Cost of revenues consist of direct costs incurred on contracts such as labor, materials, travel, subcontracts and other direct costs and indirect costs associated with overhead expenses such as facilities, fringe benefits and other costs that are not directly related to the execution of a specific contract. We plan indirect costs on an annual basis and on cost reimbursable contracts, we receive government approval to bill those costs as a percentage of our direct labor, other direct costs and direct materials as we execute our contracts. The government approves the planned indirect rates as provisional billing rates near the beginning of each fiscal year. See also “- Critical Accounting Practices and Estimates – Revenue and Cost Recognition – Indirect Rate Variances” below.
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
          Prior to the adoption of SFAS No. 123R, we included all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123R, for the period beginning October 1, 2005, excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled $1,512,000 for the six months ended April 2, 2006. Such benefits were $3,040,000 for the six months ended April 3, 2005 and are presented as a component of operating cash flows in that period.
          As a result of adopting SFAS No. 123R, we recorded $518,000 and $886,000 of stock-based compensation expense, or $406,000 and $722,000 after tax, in our statement of earnings for the three and six months ended April 2, 2006, respectively. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.02 and $0.03, respectively, for the three and six months ended April 2, 2006.

          As of April 2, 2006, there was $6,280,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in five years, with half of the total amortization cost being recognized within the next 24 months.
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
          Interest expense relates to interest charged on borrowings against our line of credit and capital leases.
Research and Development
          We conduct internally funded research and development into complex signal processing, system and software architectures, and other technologies that are important to continued advancement of our systems and are of interest to our current and prospective customers. In the six months ending April 2, 2006 and April 3, 2005, internal research and development expenditures (“IRAD”) were $2,904,000 and $2,971,000, respectively, representing 2.3% and 2.6% respectively, of revenues in each period.
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
          Anticipated losses on contracts are also recorded in the period in which they become determinable. Unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors are borne by us on fixed-price contracts, and could have a material adverse effect on results of operations and financial condition. Unexpected cost increases in cost reimbursable contracts may be borne by us for purposes of maintaining customer relationships. If the customer agrees to fund cost increases on cost type contracts, the additional cost generally does not bear any profit and therefore dilutes margin.
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
          At April 2, 2006, the unfavorable rate variance was $3,469,000. Approximately 81% of this rate variance was planned for in our operating budget for fiscal year 2006. The variance from plan is attributable to several factors. Management committed staff to a number of business development initiatives, and to the preparation and submission of a major competitive proposal which, subsequent to the end of the second quarter, was awarded to us. In addition, engineering resources have been applied to our initiative to achieve Capability Maturity Model Integration (CMMI) certification before the end of the current fiscal year. This initiative has consumed more labor resources than planned, but is currently on schedule for completion in the third quarter of the current fiscal year. Management anticipates that the actual rates will meet target rates by the completion of fiscal year; however, we are reviewing discretionary accruals in the event that actual contract activities differ from planned levels.
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

Historical Operating Results
Fiscal quarter ended April 2, 2006 compared to fiscal quarter ended April 3, 2005
The following table sets forth certain items, including consolidated contract revenues, cost of revenues, general and administrative expenses, interest income and interest expense, provision for income taxes and net income, and the changes in these items for the fiscal quarters ended April 2, 2006 and April 3, 2005:

	Second Quarter Ended		Increase (Decrease)
	April 2, 2006	April 3, 2005	2006 Compared To 2005
Contract revenues	$55,681,000	$55,952,000	$(271,000)
Cost of revenues	$43,977,000	$43,641,000	$336,000
General and administrative expenses	$4,805,000	$4,496,000	$309,000
Interest income and interest expense	$355,000	$198,000	$157,000
Provision for income taxes	$2,732,000	$3,069,000	$(337,000)
Net income	$4,522,000	$4,944,000	$(422,000)
Contract Revenues:
          Revenues decreased less than 1% for the fiscal quarter ended April 2, 2006, as compared to the fiscal quarter ended April 3, 2005. During the period, two major production programs, a submarine program and a surface ship program, saw a reduced contribution to revenue as they progressed towards completion. These two programs contributed 26% and 48% of revenue, during the fiscal quarters ended April 2, 2006 and April 3, 2005, respectively. During the quarter, we announced the receipt of a follow on order for the next phase of production on the surface ship program, but that work did not contribute significantly to revenue for the quarter. The delay on the award of this new production program, coupled with other delays in bookings due to government award schedules during the first and second quarters of fiscal 2006 and the reduction in revenue contribution of the two significant production programs described above, resulted in essentially flat revenue growth in the quarter ended April 2, 2006 as compared to the quarter ended April 3, 2005. For the quarter, our revenue was spread among a larger number of development projects, rather than being concentrated in a few large production programs.
Cost of Revenues:
          Cost of revenues increased approximately 1% for the fiscal quarter ended April 2, 2006 as compared to the fiscal quarter ended April 3, 2005. We have continued to add staff to meet the requirements of our development programs, which has resulted in higher labor costs as well as related fringe benefits and facilities costs. These increases were offset in large part by a decrease in material costs due to our nearing completion of two significant production programs. Cost of revenues as a percentage of revenues increased to 79% from 78%, respectively, for the fiscal quarters ended April 2, 2006 and April 3, 2005. This was due primarily to the increase of cost type contracts which generally have a lower profit percentage than our fixed price work.
General and Administrative Expenses:
          General and administrative expenses increased approximately 7% for the fiscal quarter ended April 2, 2006, as compared to the fiscal quarter ended April 3, 2005. The increase was due primarily to an increase in general and administrative labor of $346,000 and an increase in internal research and development cost of $141,000. These increases were offset in part by a decrease in accounting services and consulting of $120,000, and a general decrease in other general and administrative costs for the quarter.
Interest Income and Interest Expense:
          Interest income increased approximately $184,000 for the fiscal quarter ended April 2, 2006, as compared to the fiscal quarter ended April 3, 2005. This increase was a result of higher average cash balances and higher short-term interest rates. Interest expense was $34,000 for the fiscal quarter ended April 2, 2006 due to borrowing on the line of credit. During the quarter ended April 3, 2005, there were no borrowings under the line.

Provision for Income Taxes:
          Our effective income tax rate decreased to 37.7% for the fiscal quarter ended April 2, 2006, compared to an effective rate of 38.3% for the fiscal quarter ended April 3, 2005. The decrease is related to the change in the effective annual rate for fiscal year 2006 computed during the second quarter, which reduced the annualized rate from 39.4% to 38.6%.
Net Income:
          Net income decreased approximately $422,000, or 9%, for the fiscal quarter ended April 2, 2006 compared to the fiscal quarter ended April 3, 2005. This was partly the result of the revenue decrease described above, and partly caused by a shift in fixed price contract work from 78% of revenues in the quarter ended April 3, 2005 to 58% of revenues in the quarter ended April 2, 2006.
Six Months Ended April 2, 2006 compared to Six Months Ended April 2, 2005
          The following table sets forth certain items, including consolidated contract revenues, cost of revenues, general and administrative expenses, interest income and interest expense, provision for income taxes and net income, and the changes in these items for the periods indicated:

	Six Months Ended		Increase 2006
	April 2, 2006	April 3, 2005	Compared to 2005
Contract revenues	$123,788,000	$112,462,000	$11,326,000
Cost of revenues	96,862,000	88,979,000	7,883,000
General and administrative expenses	10,780,000	7,831,000	2,949,000
Interest income and interest expense	355,000	336,000	19,000
Provision for income taxes	6,376,000	6,124,000	252,000
Net income	10,125,000	9,864,000	261,000
Contract Revenues:
          Revenues increased approximately 10% for the six months ended April 2, 2006, as compared to the six months ended April 3, 2005. As we stated in the quarterly results, two production programs were moving towards completion during the current six month period. These two programs contributed 36% and 49% of revenue, respectively, during the six month periods ended April 2, 2006 and April 3, 2005. During the current six month period, our revenue was spread over a larger number of development projects, rather than being concentrated in a few large production programs.
Cost of Revenues:
          Cost of revenues increased approximately 9% for the six months ended April 2, 2006 as compared to the six months ended April 3, 2005. The increase was comprised primarily of increase in direct labor, subcontracts and other direct costs of $3,858,000, $3,736,000 and $3,141,000, respectively. These increases were offset by a decrease in material costs of $7,867,000 due to our nearing completion of two significant production programs. Compensated leave increased $1,093,000, 401k contributions increased $445,000, group insurance increased $395,000 and other fringe benefits increased $807,000 and rent increased by $239,000. Business development costs increased $458,000 and overhead travel increased $169,000 when compared to the six months ended April 3, 2005. The increase in fringe benefits and facilities costs are related to an increase in employee population, while the increase in business development costs is consistent with our emphasis on penetrating new markets. Cost of revenues as a percentage of revenue decreased to 78% for the six month period ended April 2, 2006 from 79% for the six months ended April 3, 2005.

General and Administrative Expenses:
          General and administrative expenses increased approximately 38% for the six months ended April 2, 2006, as compared to the six months ended April 3, 2005. The increase was due to a significant increase in bid and proposal costs of $1,961,000, resulting from our pursuit of a major competitive program and an increase in salaries expense of $703,000 as a result of increased staff.
Interest Income and Interest Expense:
          Interest income increased approximately $171,000 for the six months ended April 2, 2006, as compared to the six months ended April 3, 2005. This increase was a result of significantly higher average cash balances due to proceeds from our secondary stock offering in December 2005, improved accounts receivable collections, and higher short-term interest rates during the six months ended April 2, 2006 compared to the six months ended April 3, 2005. Interest expense increased by $152,000 for the six months ended April 2, 2006 compared to the six months ended April 3, 2005 due to borrowings on the line of credit during the first quarter.
Provision for Income Taxes:
          Our effective income tax rate increased to 38.6% for the six months ended April 2, 2006, compared to 38.3% for the six months ended April 3, 2005. This increase was primarily due to the stock compensation expense related to incentive stock options granted during this period which is not tax deductible in the period the expense is recorded.
Net Income:
          Net income increased approximately $261,000, or 3%, for the six months ended April 2, 2006 compared to the six months ended April 3, 2005. This increase in net income reflects the shift in fixed price contract work from 79% of revenues during the six months ended April 3, 2005 to 67% of revenues during the six months ended April 2, 2006.
Analysis of Liquidity and Capital Resources
          Cash
          At April 2, 2006, we had cash of $62,238,000 compared to cash of $4,064,000 on September 30, 2005. This increase in cash of $58,174,000 was primarily the result of the net proceeds from our secondary stock offering of $46,768,000, and a decrease in billed and unbilled receivables of $26,851,000 offset by the net repayment of the line of credit of $11,000,000.
          Line of Credit
          On March 31, 2006, we replaced our $15,000,000 line of credit with Bank of America with a $40,000,000 line of credit also with Bank of America, which will terminate no later than February 28, 2008. The line of credit agreement also contains a $15,000,000 sublimit to cover letters of credit. Total letters of credit at April 2, 2006 were $1,516,000. The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes.
          At April 2, 2006, there were no borrowings under the line of credit. The line of credit less the letters of credit provided loan availability of $38,484,000 at April 2, 2006. Based on current backlog, planned contract revenue, and planned capital expenditures, we do not anticipate the need for any cash other than cash generated from operations during the next twelve months. This planning does not assume any acquisitions that would require cash.
          The bank agreement establishes the interest rate at the LIBOR plus 150 basis points. Unused commitment fees of one quarter of one percent per annum are required. All borrowings under the line of credit are collateralized by all of our tangible personal property. The agreement contains a specific EBITDA to Funded Debt ratio and contains customary events of default, including failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within applicable grace periods. As of April 2, 2006, we are in compliance with these covenants and the financial ratio.

          Cash Flows
          Net cash provided by operating activities was $21,240,000 for the six months ending April 2, 2006, compared to net cash provided by operating activities of $1,623,000 for the six months ending April 3, 2005. The increase in net cash from operating activities for the six months ending April 2, 2006 period compared to the six months ending April 3, 2005 was primarily caused by a decrease in billed and unbilled accounts receivable of $31,929,000, a decrease in income taxes receivable of $6,256,000, partially offset by a decrease in accounts payable and accrued expenses of $16,999,000 and a decrease in deferred revenue of $1,676,000. The decrease in billed and unbilled receivables resulted from improved collection processes, and the achievement of contractual milestones. The decrease in deferred revenue resulted from our recognition of revenue during the six months ended April 2, 2006, related to milestone payments received during the fourth fiscal quarter of 2004 and the first quarter of 2005. See “ – Overview – Deferred Revenue” above.
Net cash used in investing activities was $2,656,000 for the six months ended April 2, 2006, compared to net cash used in investing activities of $2,292,000 for the six months ended April 3, 2005. The increase is due primarily to the acquisition of certain assets of Pro Design Solutions, LLC. The increase in cash used in investing activities was partially offset by a decrease in the acquisition of property, equipment and software.
          Net cash provided by financing activities was $39,590,000 for the six months ended April 2, 2006 compared to $3,158,000 for the six months ended April 3, 2005. The increase in net cash provided by financing activities was primarily due to the net proceeds from our secondary stock offering of $46,768,000, partially offset by the repayment of the line of credit and a decrease of proceeds from exercise of stock options.
Contractual Obligations and Commitments
          As of April 2, 2006, our contractual cash obligations were as follows:

		Due in	Due in	Due in	Due in	Due in
	Total	2006	2007	2008	2009	2010	Thereafter
Capital leases	$72,000	$10,000	$20,000	$20,000	$20,000	$2,000	—
Operating leases	25,338,000	3,036,000	6,028,000	6,043,000	3,829,000	1,675,000	4,727,000

Total	$25,410,000	$3,046,000	$6,048,000	$6,063,000	$3,849,000	$1,677,000	$4,727,000

          As of April 2, 2006, other commercial commitments were as follows:

	Total	Less Than 1 Year	1-3 Years
Letters of credit	$1,516,000	$540,000	$976,000
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
Interest Rates:
          Our line of credit financing provides available borrowing to us at a variable interest rate tied to LIBOR or the bank’s basic interest rate. There were no outstanding borrowings under this line of credit at April 2, 2006. Accordingly, we do not believe that any movement in interest rates would have a material impact on future earnings or cash flows.
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
PART II – OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          On February 28, 2006, we held our Annual Meeting of Stockholders. The following items were voted upon and approved by the requisite number of shares present in person or by proxy at the meeting:
a)	The inspector of election tabulated the following votes for the election of directors:

	Number of Votes In	Number of Votes
Nominee for Office	Favor	Withheld
Terry L. Collins	19,884,851	96,983
S. Kent Rockwell	19,884,861	96,973
Victor F. Sellier	19,808,068	173,766
Thomas E. Murdock	19,883,776	98,058
David C. Karlgaard	19,905,581	76,253
Peter A. Marino	19,783,227	243,607
Robert McCashin	19,690,095	291,739
John Irvin	19,809,523	172,311
Lloyd A. Semple	19,640,266	341,568
b)	The inspector of election tabulated the following votes for the proposal to ratify and approve an amendment to the Argon ST, Inc. 2002 Stock Incentive Plan to increase the number of shares of Common Stock issuable thereunder from 946,000 to 1,946,000:

Number of Votes “In	Number of Votes	Abstentions and
Favor”	“Against”	Broker Non-Votes
11,026,190	1,015,512	7,940,132
ITEM 5. OTHER INFORMATION
          None.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of June 7, 2004, by and between Sensytech, Inc. and Argon Engineering Associates, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 filed on July 16, 2004, Registration Statement No. 333-117430)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1(Registration Statement No. 333-98757) filed on August 26, 2002)

3.1.1	Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K filed October 5, 2004 covering Items 2.01, 5.01, 5.02, 8.01 and 9.01 of Form 8-K)

3.1.2	Amendment, dated March 15, 2005 to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 5, 2005, filed May 11, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 13(a)(i) of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-128211) filed on September 9, 2005)

10.1	Amended and Restated Line of Credit Agreement with Bank of America (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-98757) filed on August 26, 2002

10.1.1	Fifth Amendment to Second Amended and Restated Financing and Security Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 31, 2006 and filed April 6, 2006)

10.2+	Argon ST, Inc. 2002 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed January 27, 2006)

10.2.1	Form of Stock Option Agreement under Argon ST 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2005, filed December 14, 2005)

10.3+	Argon Engineering Associates, Inc. Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed December 14, 2004)

10.5+	Retention Agreement dated February 17, 2004, by and between the Company and S. Kent Rockwell (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-117430) filed on July 16, 2004)

16.1	Letter of PricewaterhouseCoopers LLP regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K covering Items 4.01 and 9.01 of Form 8-K, filed October 5, 2004)

16.2	Letter of Watkins, Meegan, Drury & Company, L.L.C. regarding change in certifying accountant (incorporated by reference to Exhibit 16.2 to the Company’s Current Report on Form 8-K covering Items 4.01 and 9.01 of Form 8-K, filed October 5, 2004)

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

32.1**	Certification pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act and Section 1350 of Chapter 63 of Title 8 of the United States Code

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan or arrangement

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGON ST, INC.
(Registrant)

By: /s/ Terry L. Collins

Terry L. Collins, Ph.D.
Chairman, Chief Executive Officer and President

By: /s/ Victor F. Sellier

Victor F. Sellier
Vice President — Business Operations, Chief Financial Officer, Secretary and Treasurer
Date: May 12, 2006