Form 10-Q
period 2006-07-02
ARGON ST, Inc.
filed 2006-08-11
CIK 26537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 2, 2006
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
Yes ☐       No ☑
     As of August 3, 2006, there were 22,155,994 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

ARGON ST, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JULY 2, 2006
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at July 2, 2006 and September 30, 2005	3

Condensed Consolidated Statements of Earnings for the three and nine months ended July 2, 2006 and July 3, 2005	4

Condensed Consolidated Statements of Cash Flows for the nine months ended July 2, 2006 and July 3, 2005	5

Notes to Condensed Consolidated Financial Statements	6-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-23

Item 3. Quantitative and Qualitative Disclosures about Market Risks	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 5. Other Information	23

Item 6. Exhibits	23

Signatures	25

Exhibits	26-28

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2, 2006	September 30, 2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$66,514,000	$4,064,000
Accounts receivable, net	86,202,000	103,577,000
Inventory	1,779,000	1,166,000
Income taxes receivable	537,000	2,464,000
Deferred income tax asset	2,271,000	1,742,000
Prepaids and other	1,303,000	888,000

TOTAL CURRENT ASSETS	158,606,000	113,901,000
Property, equipment and software, net	15,756,000	14,896,000
Advances and cash held in escrow	—	10,900,000
Goodwill	115,135,000	107,956,000
Intangibles, net	1,851,000	1,219,000
Other assets	665,000	962,000

TOTAL ASSETS	$292,013,000	$249,834,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of Credit	$—	$11,000,000
Accounts payable and accrued expenses	13,327,000	26,857,000
Accrued salaries and related expenses	12,364,000	8,848,000
Deferred revenue	3,928,000	7,139,000
Notes payable — current	—	56,000
Capital lease obligations — current	20,000	19,000
Deferred rent	360,000	61,000

TOTAL CURRENT LIABILITIES	29,999,000	53,980,000
Deferred income tax liability, long term	303,000	1,979,000
Deferred rent — net of current	1,614,000	1,799,000
Capital lease obligations — net of current	48,000	63,000
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Common stock:
$.01 Par Value, 100,000,000 shares authorized, 22,260,512 and 20,153,878 shares issued at July 2, 2006 and September 30, 2005	223,000	202,000
Additional paid in capital	211,067,000	158,458,000
Treasury stock at cost, 126,245 shares	(534,000)	(534,000)
Retained earnings	49,293,000	34,002,000
Accumulated other comprehensive loss	—	(115,000)

TOTAL STOCKHOLDERS’ EQUITY	$260,049,000	$192,013,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$292,013,000	$249,834,000

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	Third Quarter Ended		Nine Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
CONTRACT REVENUES	$68,902,000	$75,611,000	$192,690,000	$188,073,000

COST OF REVENUES	56,206,000	62,555,000	153,068,000	151,534,000

GENERAL AND ADMINISTRATIVE EXPENSES	4,837,000	3,474,000	15,617,000	11,305,000

INCOME FROM OPERATIONS	7,859,000	9,582,000	24,005,000	25,234,000
OTHER INCOME (EXPENSE)
Interest income	548,000	193,000	1,064,000	538,000
Interest expense	(4,000)	(1,000)	(165,000)	(10,000)

	544,000	192,000	899,000	528,000

INCOME BEFORE INCOME TAXES	8,403,000	9,774,000	24,904,000	25,762,000
PROVISION FOR INCOME TAXES	3,237,000	3,919,000	9,613,000	10,043,000

NET INCOME	$5,166,000	$5,855,000	$15,291,000	$15,719,000

EARNINGS PER SHARE (Basic)	$0.23	$0.30	$0.71	$0.80

EARNINGS PER SHARE (Diluted)	$0.23	$0.28	$0.69	$0.76

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	22,120,000	19,830,000	21,495,000	19,665,000

Diluted	22,717,000	20,694,000	22,127,000	20,563,000

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	July 2, 2006	July 3, 2005
Cash flows from operating activities
Net income	$15,291,000	$15,719,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,054,000	3,465,000
Deferred income tax benefit	(985,000)	(533,000)
Stock-based compensation	1,489,000	—
Tax benefit of stock option exercises	—	3,630,000
Change in:
Billed accounts receivable	18,329,000	3,658,000
Unbilled accounts receivable	479,000	(18,038,000)
Inventory	(613,000)	(287,000)
Prepaids and other	(77,000)	(759,000)
Accounts payable and accrued expenses	(13,464,000)	14,042,000
Accrued salaries and related expenses	2,734,000	(4,768,000)
Deferred revenue	(3,211,000)	(16,994,000)
Income taxes receivable	1,927,000	(4,049,000)
Deferred rent	114,000	333,000

Net cash provided by (used in) operating activities	26,067,000	(4,581,000)

Cash flows from investing activities
Acquisitions of property, equipment and software	(2,941,000)	(3,852,000)
Reduction in advances and cash held in escrow	10,900,000	—
Radix Technologies, Inc. acquisition, net of cash acquired	(9,935,000)	—
Acquisition of ProDesign Solutions, LLC net of cash acquired	(1,712,000)	—

Net cash used in investing activities	(3,688,000)	(3,852,000)

Cash flows from financing activities
Repayment on line of credit, net of borrowings	(11,000,000)	—
Payment on note payable	(56,000)	(169,000)
Payments on capital leases	(14,000)	—
Tax benefit of stock option exercises	1,691,000	—
Proceeds from exercise of stock options	2,238,000	3,352,000
Proceeds from employee stock purchase plan exercises	444,000	1,170,000
Proceeds from secondary offering	46,768,000	—

Net cash provided by financing activities	40,071,000	4,353,000

Net increase (decrease) in cash and cash equivalents	62,450,000	(4,080,000)
Cash and cash equivalents, beginning of period	4,064,000	29,732,000

Cash and cash equivalents, end of period	$66,514,000	$25,652,000

Supplemental disclosure
Income taxes paid	$6,982,000	$10,989,000

Interest expense paid	$165,000	—

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. Operating results for the period ended July 2, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in Argon ST, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Reclassifications are made to the prior year financial statements when appropriate, to conform to the current year presentation.
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

          At July 2, 2006, the unfavorable rate variance was $1,163,000, which is materially consistent with the planned variance in our operating budget for this point in time in the fiscal year. Management anticipates that the actual rates will meet target rates by the completion of fiscal year 2006.
     2. EARNINGS PER SHARE
          Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during each period. The following summary is presented for the periods indicated.

	Third Quarter Ended		Nine Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net Income	$5,166,000	$5,855,000	$15,291,000	$15,719,000
Weighted Average Shares Outstanding — Basic	22,120,000	19,830,000	21,495,000	19,665,000

Basic Earnings Per Share	$0.23	$0.30	$0.71	$0.80
Effect of Dilutive Securities:
Net Shares Issuable Upon Exercise of Stock Options	597,000	864,000	632,000	898,000
Weighted Average Shares Outstanding — Diluted	22,717,000	20,694,000	22,127,000	20,563,000
Diluted Earnings Per Share	$0.23	$0.28	$0.69	$0.76
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
          Prior to the adoption of SFAS No. 123R, the Company included all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123R, for the period beginning October 1, 2005, excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled $1,691,000 for the nine months ended July 2, 2006. Such benefits were $3,630,000 for the nine months ended July 3, 2005 and are presented as a component of operating cash flows in that period.
          As a result of adopting SFAS No. 123R, the Company recorded $603,000 and $1,489,000 of stock-based compensation expense, or $489,000 and $1,211,000 after tax, in its statement of earnings for the three and nine months ended July 2, 2006, respectively. This stock-based compensation expense reduced basic earnings per share by $0.02 and $0.06 respectively, for the three and nine months ended July 2, 2006, and diluted earnings per share by $0.02 and $0.05, respectively for the three and nine months ended July 2, 2006.

Fair Value Determination
     The fair value concepts were not changed significantly in SFAS No. 123R; however, in adopting this Standard, companies must choose among alterative valuation models and amortization assumptions. The Company has elected to use both the Binomial option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of the Binomial model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.
     The Company has 10-year options. In calculating fair value, the following weighted-average assumptions were used for option granted during the nine months ended July 2, 2006.
     Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price over an historical period, as being representative of the price volatility expected in the future. This volatility is comparable to the volatilities reported by companies within our peer group. While volatility changes on a daily basis, there has been no material change in the expected rate during the nine months ended July 2, 2006 of 36%.
     Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Binomial valuation method on the implied yield available on a U.S. Treasury note on the applicable grant date, with a term equal to the expected term of the underlying grants. The risk-free interest rates used in valuing options granted during the nine months ended July 2, 2006 were 4.46%, 4.55% and 4.56%.
     Dividend Yield. The Binomial valuation model calls for a single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future. As such, the Company used a dividend yield percentage of zero.
     Expected Term. The expected term used in the Company’s Binomial model is ten years, the contractual term of the options.
     Exercise Factor. The exercise factor is the ratio by which the stock price must increase from the exercise price before the employee is expected to exercise, as estimated by management. The exercise factors used in valuing employee and director options granted during the nine months ended July 2, 2006 were 1.8817 and 4.5957, respectively.
     Post-vest Percentage. The post-vest percentage is the rate at which employees are likely to exercise their options earlier than usual because they are leaving the Company, as estimated by management. Employees have 90 days and directors have 1 year to exercise upon termination of employment or resignation from the board. The post-vest percentage used in valuing options granted during the nine months ended July 2, 2006 was 3.08%. For options granted to directors, the post vest percentage was zero.
Stock Compensation Expense
     The Company recorded $603,000 and $1,489,000, respectively, of stock-based compensation expense for the three and nine months ended July 2, 2006. Stock-based compensation is included in Cost of Revenues.
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
     As of July 2, 2006, there was $5,467,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in five years, with half of the total amortization cost being recognized within the next 24 months.

Stock Option Activity
     During the nine months ended July 2, 2006, the Company granted stock options to purchase 527,300 shares of common stock at a weighted-average exercise price of $29.48 per share. The Binomial weighted-average fair value of the options granted during the nine months ended July 2, 2006 was $13.28 per share. Of these options, 452,300 vest at the rate of 20% per year over five years from the date of grant and 75,000 of these options vest in full in one year after the date of grant. All of the options expire ten years from the grant date. For the nine months ended July 2, 2006, the weighted average closing price was $29.54 per share.
The following table summarizes stock option activity for the nine months ended July 2, 2006:

			Aggregate
			Intrinsic
	Number	Weighted-Average	Value
	of Shares	Exercise Price	(in thousands)
Shares under option, September 30, 2005	1,741,127	$8.75
Options granted	527,300	$29.48
Options exercised	(340,559)	$6.57	$7,920
Options cancelled and expired	(57,310)	$21.66

Shares under option, July 2, 2006	1,870,558	$14.60	$27,946

Options exercisable at July 2, 2006	819,812	$11.39	$14,880

Shares reserved for equity awards at July 2, 2006	1,011,472
     Information with respect to stock options outstanding and stock options exercisable at July 2, 2006 was as follows:

		Weighted-Average
	Options	Remaining		Weighted-Average
Range of Exercise Price	Outstanding	Contractual Life		Exercise Price
$ 0.10 — $ 0.90	229,828	4.8	years	$0.65
$ 2.25 — $ 4.63	330,560	5.9		4.05
$ 5.00 — $ 6.88	292,320	7.3		5.70
$ 7.54 — $17.63	220,500	6.8		12.64
$20.40 — $29.87	797,350	8.6		26.80

	1,870,558

		Weighted-Average
	Options	Remaining		Weighted-Average
Range of Exercise Price	Exercisable	Contractual Life		Exercise Price
$ 0.10 — $ 0.90	153,308	4.7	years	$0.52
$ 2.25 — $ 4.63	115,824	5.1		3.94
$ 5.00 — $ 6.88	79,680	7.1		5.74
$ 7.54 — $17.63	220,500	6.8		12.64
$20.40 — $29.87	250,500	7.4		22.71

	819,812

Pro Forma Disclosures
          Under the modified prospective method, results for the nine months ended July 3, 2005 were not restated to include stock option expense. The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based employee compensation, which historically was calculated using the Black-Scholes pricing model, for the three and nine months ended July 3, 2005 are presented below.

	Third Quarter Ended	Nine Months Ended
	July 3, 2005	July 3, 2005
Net Income	$5,855,000	$15,719,000
Add: Stock-based employee compensation expense included	—	—
In reported net income, net of related tax effects

Less: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	327,000	1,012,000

Pro forma net income	$5,528,000	$14,707,000

Earnings per share:
Basic — as reported	$0.30	$0.80
Basic — pro forma	$0.28	$0.75
Earnings per share:
Diluted — as reported	$0.28	$0.76
Diluted — pro forma	$0.27	$0.72
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
          All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining its primary accounts with the Lender. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of July 2, 2006, the Company was in compliance with these covenants and the financial ratio.
          At July 2, 2006, there were no borrowings outstanding against the line of credit. Letters of credit outstanding at July 2, 2006 amounted to $1,898,000, leaving $37,576,000 available on the line of credit.
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
          Of the purchase price, $1,066,000 was allocated to intangibles related to customer relationships and will be amortized over three years. In addition, $6,348,000 was allocated to goodwill, none of which is deductible for tax purposes. Pursuant to the requirements of SFAS No. 141, management has determined that this acquisition is not material to the financial statements, therefore, pro forma disclosures are not presented.
     ProDesign Solutions, LLC
          On February 13, 2006, the Company acquired certain assets of ProDesign Solutions, LLC (“ProDesign”). ProDesign, based in Sarasota, Florida, provides a wide array of industrial design services including ruggedized electronic enclosures, electro-mechanical engineering, software/firmware engineering, and rapid prototyping, with extensive experience in working with composite materials for weight savings. The Company paid $1,750,000 in cash and assumed liabilities of $66,000 related to a note payable and a capital lease. Of the purchase price, $434,000 was allocated to intangibles related to technology and processes that will be amortized over three years. In addition, $831,000 was allocated to goodwill, all of which is deductible for tax purposes over a 15 year amortization period. The results of ProDesign’s operations are included in the consolidated financial statements as of February 14, 2006. Pursuant to the requirements of SFAS No. 141, management has determined that this acquisition is not material to the financial statements, therefore, pro forma disclosures are not presented.
     6. RELATED PARTY TRANSACTIONS
          At July 2, 2006, the Company had $170,000 on deposit at James Monroe Bank, the bank operating subsidiary of James Monroe Bancorp, Inc. (“James Monroe”). An individual who is a director, executive officer and significant shareholder of Argon ST is a director and significant shareholder of James Monroe. Another director of Argon ST is a director and significant shareholder of James Monroe. James Monroe Bancorp, Inc. was acquired by Mercantile Bankshares Corporation on July 17, 2006. The Board of Directors of James Monroe was dissolved on July 11, 2006 by the vote of James Monroe shareholders and the two current directors of Argon ST did not join the Mercantile Bankshares Corporation Board of Directors.
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
     8. COMMITMENTS AND CONTINGENCIES
          On June 6, 2006, the Company entered into an agreement with the Pennsylvania Industrial Development Authority (PIDA) to guarantee PIDA’s loan to WSW Holding, the lessor of the Company’s testing and engineering center in Lemont Furnace, PA. The loan is for $477,000, with a stated fixed interest rate of 2.75% and is payable monthly over ten years. In the event of default by the lessor, rent payments made by the Company will be collected by PIDA and applied to the loan arrearages. The Company is in the process of determining the fair value of this guarantee but does not believe it will have a material impact on its financial statements.

     9. SUBSEQUENT EVENTS
     San Diego Research Center Incorporated
          Effective July 3, 2006, the Company completed the acquisition of 100% of the stock of San Diego Research Center Incorporated (“SDRC”) through a merger of a wholly-owned subsidiary of the Company with and into SDRC. SDRC is based in San Diego, California, and has established itself as a leader in defense wireless communications by inventing, implementing, and integrating complete systems suited for the most challenging military environments. SDRC has utilized its competencies in systems engineering, waveforms, networks and management to build areas of expertise encompassing advanced modems, innovative networking, and systems solutions. Management believes that the combination of the two companies will provide customers additional opportunities to leverage the complementary technologies to support real time tactical operations required in today’s environment. The Company paid $41,000,000 in cash for SDRC. The acquisition calls for additional payments to certain key employees of $4,000,000 to be paid over four years. These payments will be treated as compensation expense over the four year vesting period. In addition to the purchase price, direct expenses for legal, accounting and other fees were incurred in connection with the acquisition. The Company is currently in the process of valuing the tangible and intangible assets of SDRC. The results of SDRC’s operations will be included in the consolidated financial statements effective during the fourth quarter of fiscal year 2006.
          The Company is following the guidance of SFAS No. 141 to record the purchase. The Company is in the process of valuing the assets and liabilities of SDRC. The purchase price allocation has not been finalized, the following table summarizes the preliminary estimated fair value of assets acquired and liabilities assumed at the date of acquisition:

Current Assets	$2,053,000
Property, plant and equipment	973,000
Other assets	139,000
Goodwill	39,088,000

Total assets acquired	42,253,000

Liabilities assumed	(1,253,000)

Purchase price	$41,000,000

          In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill will be reviewed at least annually to determine if its value has been impaired.
          Innovative Research, Ideas and Services Corporation
          Effective July 31, 2006, the Company completed the acquisition of Innovative Research, Ideas and Services Corporation (“IRIS”). IRIS is based in Ann Arbor, MI and has developed an emerging standard for sensor and data characterization and exchange, enabling data fusion and facilitating operability of diverse sensor systems. Management believes that this technology complements the existing multi-INT capabilities of Argon ST, and will strengthen the Company’s offerings to current and future customers. The Company paid $2,000,000 in cash for the stock of IRIS plus an additional $800,000 to payoff existing debt. The acquisition provides for additional future payments of $2,850,000 if certain performance targets are met through fiscal year ending September 30, 2007. In addition, the purchase agreement set forth certain contracts in which former IRIS shareholders will share in the contract proceeds. We have not yet allocated the purchase price to specific assets. The results of IRIS’s operations will be included in the consolidated financial statements effective during the fourth quarter of fiscal year 2006.

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
     The following table represents our revenue concentration by contract type for the periods indicated:

	Third Quarter Ended		Nine Months Ended
Contract Type	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Cost reimbursable contracts	22%	16%	23%	16%

Fixed-price contracts	68%	79%	67%	79%

Time and material contracts	10%	5%	10%	5%
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
Backlog
     We define backlog as the funded and unfunded amount provided in our contracts less previously recognized revenue and excludes all unexercised options on contracts. Some contracts where work has been authorized carry a funding ceiling that does not allow us to continue work on the contract once the customer obligations have reached the funding ceiling. In such cases, we are required to stop work until additional funding is added to the contract. Our experience in such cases are very rare and therefore we generally carry the entire amount that the customer intends to execute as backlog when we are confident that the customer has access to the required funding for the contract.
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
     Our backlog at the dates shown was as follows:

	July 2, 2006	July 3, 2005
Funded	$194,980,000	$198,811,000
Unfunded	40,454,000	69,577,000

Total	$235,434,000	$268,388,000

Cost of Revenues
     Cost of revenues consist of direct costs incurred on contracts such as labor, materials, travel, subcontracts and other direct costs and indirect costs associated with overhead expenses such as facilities, fringe benefits and other costs that are not directly related to the execution of a specific contract. We plan indirect costs on an annual basis and on cost reimbursable contracts we receive government approval to bill those costs as a percentage of our direct labor, other direct costs and direct materials as we execute our contracts. The government approves the planned indirect rates as provisional billing rates near the beginning of each fiscal year. See also “- Critical Accounting Practices and Estimates – Revenue and Cost Recognition – Indirect Rate Variances” below.
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
     Prior to the adoption of SFAS No. 123R, we included all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123R, for the period beginning October 1, 2005, excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled $1,691,000 for the nine months ended July 2, 2006. Such benefits were $3,630,000 for the nine months ended July 3, 2005 and are presented as a component of operating cash flows in that period.
     As a result of adopting SFAS No. 123R, we recorded $603,000 and $1,489,000 of stock-based compensation expense, or $489,000 and $1,211,000 after tax, in our statement of earnings for the three and nine months ended July 2, 2006, respectively. This stock-based compensation expense reduced basic earnings per share by $0.02 and $0.06, respectively, for the three and nine months ended July 2, 2006, and diluted earnings per share by $0.02 and $0.05, respectively for the three and nine months ended July 2, 2006.
     As of July 2, 2006, there was $5,467,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in five years, with half of the total amortization cost being recognized within the next 24 months.
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
Research and Development
     We conduct internally funded research and development into complex signal processing, system and software architectures, and other technologies that are important to continued advancement of our systems and are of interest to our current and prospective customers. In the nine months ending July 2, 2006 and July 3, 2005, internal research and development expenditures (“IRAD”) were $4,599,000 and $4,034,000, respectively, representing 2.4% and 2.1% respectively, of revenues in each period.
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

     At July 2, 2006, the unfavorable rate variance was $1,163,000, which is materially consistent with the planned variance in our operating budget for this point in time in the fiscal year. We anticipate that the actual rates will meet target rates by the completion of fiscal year 2006.
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
Goodwill
     Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, companies no longer amortize goodwill, but instead test for impairment at least annually using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We perform preliminary impairment testing quarterly, and engage an independent third party specialist to perform a formal impairment test annually during the fourth fiscal quarter.
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
Historical Operating Results
Fiscal quarter ended July 2, 2006 compared to fiscal quarter ended July 3, 2005
The following table sets forth certain items, including consolidated contract revenues, cost of revenues, general and administrative expenses, interest income and interest expense, provision for income taxes and net income, and the changes in these items for the fiscal quarters ended July 2, 2006 and July 3, 2005:

	Third Quarter Ended		Increase (Decrease)
	July 2, 2006	July 3, 2005	2006 Compared To 2005
Contract revenues	$68,902,000	$75,611,000	$(6,709,000)
Cost of revenues	$56,206,000	$62,555,000	$(6,349,000)
General and administrative expenses	$4,837,000	$3,474,000	$1,363,000
Interest income and interest expense	$544,000	$192,000	$352,000
Provision for income taxes	$3,237,000	$3,919,000	$(682,000)
Net income	$5,166,000	$5,855,000	$(689,000)
Contract Revenues:
     Revenues decreased approximately 9% for the fiscal quarter ended July 2, 2006, as compared to the fiscal quarter ended July 3, 2005. During the period, a lower number of submarine systems were delivered, in addition to the revenue lost due to the terminated ACS contract. During the second quarter, we announced the receipt of a follow on order for the next phase of production on the surface ship program. That program has been ramping up and contributed approximately 15% of revenue for the fiscal quarter ended July 2, 2006.
Cost of Revenues:
     Cost of revenues decreased approximately 10% for the fiscal quarter ended July 2, 2006 as compared to the fiscal quarter ended July 3, 2005. We have continued to add staff to meet the requirements of our development programs, which has resulted in higher labor costs as well as related fringe benefits and facilities costs. Direct labor increased to $9,242,000 for the fiscal quarter ended July 2, 2006 as compared to $7,852,000 for the fiscal quarter ended July 3, 2005, while material costs decreased to $29,506,000 for the fiscal quarter ended July 2, 2006 compared to the $40,870,000 for the same prior year quarter. Cost of revenues as a percentage of revenues decreased to 82% from 83%, respectively, for the fiscal quarters ended July 2, 2006 and July 3, 2005.
General and Administrative Expenses:
     General and administrative expenses increased approximately 39% for the fiscal quarter ended July 2, 2006, as compared to the fiscal quarter ended July 3, 2005. The increase was due primarily to an increase in general and administrative labor of $300,000 and an increase in internal research and development cost of $632,000. Internal research and development cost increased as we invested in technologies aimed at differentiating us in the competitive market place.
Interest Income and Interest Expense:
     Interest income increased approximately $355,000 for the fiscal quarter ended July 2, 2006, as compared to the fiscal quarter ended July 3, 2005. This increase was a result of higher average cash balances as a result of the secondary offering and improved accounts receivable management, as well as higher short-term interest rates. During the quarters ended July 2, 2006 and July 3, 2005, there were no borrowings under the line.
Provision for Income Taxes:
     Our effective income tax rate decreased to 38.6% for the fiscal quarter ended July 2, 2006, compared to an effective rate of 40.1% for the fiscal quarter ended July 3, 2005. The decrease is due to an increase in tax exempt interest, the production tax deduction which was available this period, and an increase in the R&D tax credit.
Net Income:
     Net income decreased approximately $689,000, or 12%, for the fiscal quarter ended July 2, 2006 compared to the fiscal quarter ended July 3, 2005. This was partly the result of the revenue decrease described above, and partly caused by a shift in fixed price contract work from 79% of revenues in the quarter ended July 3, 2005 to 68% of revenues in the quarter ended July 2, 2006.

In addition, stock-based compensation expense, net of tax, incurred during the three months ended July 2, 2006 was $489,000. During the prior year quarter, no stock-based compensation expense was recognized. Also, we have had to lower the profit expectations on one of our larger fixed price programs as a result of unanticipated technical difficulties causing a delay in program completion.
Nine Months Ended July 2, 2006 compared to Nine Months Ended July 3, 2005
     The following table sets forth certain items, including consolidated contract revenues, cost of revenues, general and administrative expenses, interest income and interest expense, provision for income taxes and net income, and the changes in these items for the periods indicated:

	Nine Months Ended		Increase 2006
	July 2, 2006	July 3, 2005	Compared to 2005
Contract revenues	$192,690,000	$188,073,000	$4,617,000
Cost of revenues	153,068,000	151,534,000	1,534,000
General and administrative expenses	15,617,000	11,305,000	4,312,000
Interest income and interest expense	899,000	528,000	371,000
Provision for income taxes	9,613,000	10,043,000	(430,000)
Net income	15,291,000	15,719,000	(428,000)
Contract Revenues:
     Revenues increased approximately 2% for the nine months ended July 2, 2006, as compared to the nine months ended July 3, 2005, however, without the additional revenue generated by Radix, we would have reported a decrease in revenue for this period. As we stated in the quarterly results, although we have seen increased revenue from a number of new programs, including the new surface ship initiatives, these increases have been largely offset by fewer submarine systems delivered, and as a result of the revenue lost from the ACS contract termination. During the current nine month period, our revenue was spread over a larger number of development and production efforts, rather than being concentrated in a few large production programs.
Cost of Revenues:
     Cost of revenues increased approximately 1% for the nine months ended July 2, 2006 as compared to the nine months ended July 3, 2005. The increase was comprised primarily of increase in direct labor, subcontracts and other direct costs of $5,248,000, $1,994,000 and $6,272,000, respectively. These increases were offset by a decrease in material costs of $19,231,000 due to our nearing completion of two significant production programs. Compensated leave increased $1,066,000, 401k contributions increased $388,000, group insurance increased $541,000 and other fringe benefits increased $3,891,000. Business development and facilities costs increased $748,000 and $631,000 respectively, when compared to the nine months ended July 3, 2005. The increase in fringe benefits and facilities costs are related to an increase in employee population, while the increase in business development costs is consistent with our emphasis on penetrating new markets. Cost of revenues as a percentage of revenue decreased to 79% for the nine month period ended July 2, 2006 from 81% for the nine months ended July 3, 2005.
General and Administrative Expenses:
     General and administrative expenses increased approximately 38% for the nine months ended July 2, 2006, as compared to the nine months ended July 3, 2005. The increase was due primarily to a significant increase in bid and proposal costs of $1,846,000 resulting from our pursuit of a major competitive program, an increase in salaries expense of $1,003,000 as a result of increased staff, increased internal research and development expenses of $565,000, and an increase in accounting related expenses of $308,000.

Interest Income and Interest Expense:
     Interest income increased approximately $526,000 for the nine months ended July 2, 2006, as compared to the nine months ended July 3, 2005. This increase was a result of significantly higher average cash balances due to proceeds from our secondary stock offering in December 2005, improved accounts receivable collections, and higher short-term interest rates during the nine months ended July 2, 2006 compared to the nine months ended July 3, 2005. Interest expense increased by $155,000 for the nine months ended July 2, 2006 compared to the nine months ended July 3, 2005 due to borrowings on the line of credit during the first quarter.
Provision for Income Taxes:
     Our effective income tax rate decreased to 38.6% for the nine months ended July 2, 2006, compared to 39.0% for the nine months ended July 3, 2005. This slight decrease is related to an increase in tax exempt interest, the production tax deduction which was available this period, and an increase in the R&D tax credit.
Net Income:
     Net income decreased approximately $428,000, or 3%, for the nine months ended July 2, 2006 compared to the nine months ended July 3, 2005. This decrease in net income reflects the shift in fixed price contract work from 79% of revenues during the nine months ended July 3, 2005 to 67% of revenues during the nine months ended July 2, 2006. The profitability of the increase in revenues was offset by stock compensation expense, net of tax, of $1,211,000 for the nine months ended July 2, 2006. During the prior year nine months period, no stock-based compensation was recognized. In addition, we have had to lower the profit expectations on one of our larger fixed price programs as a result of unanticipated technical difficulties causing a delay in program completion.
Analysis of Liquidity and Capital Resources
     Cash
     At July 2, 2006, we had cash of $66,514,000 compared to cash of $4,064,000 on September 30, 2005. This increase in cash of $62,450,000 was primarily the result of the net proceeds from our secondary stock offering of $46,768,000, and a decrease in billed and unbilled receivables of $18,808,000 offset by the net repayment of the line of credit of $11,000,000. As stated in Note 9 to the consolidated financial statements, we acquired San Diego Research Center, Inc. on July 3, 2006 for $41,000,000 in cash and Innovative Research, Ideas and Services Corporation on July 31, 2006 for $2,800,000 in cash.
     Line of Credit
     On March 31, 2006, we replaced our $15,000,000 line of credit with Bank of America with a $40,000,000 line of credit also with Bank of America, which will terminate no later than February 28, 2008. The line of credit agreement also contains a $15,000,000 sublimit to cover letters of credit. Total letters of credit at July 2, 2006 were $1,898,000. The line of credit is available to finance the performance of government contracts, to support the issuance of stand-by letters of credit, and for short-term working capital purposes.
     At July 2, 2006, there were no borrowings under the line of credit. The line of credit less the letters of credit provided loan availability of $37,576,000 at July 2, 2006. Based on current backlog, planned contract revenue, and planned capital expenditures, we do not anticipate the need for any cash other than cash generated from operations during the next twelve months. This planning does not assume any acquisitions that would require cash.
     The bank agreement establishes the interest rate at the LIBOR plus 150 basis points. Unused commitment fees of one quarter of one percent per annum are required. All borrowings under the line of credit are collateralized by all of our tangible personal property. The agreement contains a specific EBITDA to Funded Debt ratio and contains customary events of default, including failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of July 2, 2006, we are in compliance with these covenants and the financial ratio.

     Cash Flows
     Net cash provided by operating activities was $26,067,000 for the nine months ending July 2, 2006, compared to net cash used in operating activities of $4,581,000 for the nine months ending July 3, 2005. The increase in changes in net cash from operating activities for the nine months ending July 2, 2006 period compared to the nine months ending July 3, 2005 was primarily caused by a decrease in billed and unbilled accounts receivable of $33,188,000, a decrease in income taxes receivable of $5,976,000, a decrease in deferred revenue of $13,783,000 and an increase in accrued salaries and related expenses of $7,502,000 partially offset by a decrease in accounts payable and accrued expenses of $27,506,000. The decrease in billed and unbilled receivables resulted from improved collection processes, and the achievement of contractual milestones. The decrease in deferred revenue resulted from our recognition of revenue during the nine months ended July 2, 2006, related to milestone payments received during the fourth fiscal quarter of 2004 and the first fiscal quarter of 2005. See “ — Overview — Deferred Revenue” above.
     Net cash used in investing activities was $3,688,000 for the nine months ended July 2, 2006, compared to net cash used in investing activities of $3,852,000 for the nine months ended July 3, 2005. The decrease is due primarily to a decrease in the acquisition of property, equipment and software.
     Net cash provided by financing activities was $40,071,000 for the nine months ended July 2, 2006 compared to $4,353,000 for the nine months ended July 3, 2005. The increase in net cash provided by financing activities was primarily due to the net proceeds from our secondary stock offering of $46,768,000, partially offset by the repayment of the line of credit of $11,000,000 and a decrease of proceeds from exercise of stock options of $1,114,000.
Contractual Obligations and Commitments
     As of July 2, 2006, our contractual cash obligations were as follows:

		Due in	Due in	Due in	Due in	Due in
	Total	2006	2007	2008	2009	2010	Thereafter
Capital leases	$67,000	$5,000	$20,000	$20,000	$20,000	$2,000	—
Operating leases	24,853,000	1,518,000	6,190,000	6,242,000	4,034,000	1,887,000	4,982,000

Total	$24,920,000	$1,523,000	$6,210,000	$6,262,000	$4,054,000	$1,889,000	$4,982,000

     As of July 2, 2006, other commercial commitments were as follows:

	Total	Less Than 1 Year	1-3 Years
Letters of credit	$1,898,000	$1,898,000	—
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

Interest Rates:
     Our line of credit financing provides available borrowing to us at a variable interest rate tied to LIBOR or the bank’s basic interest rate. There were no outstanding borrowings under this line of credit at July 2, 2006. Accordingly, we do not believe that any movement in interest rates would have a material impact on future earnings or cash flows.
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
PART II — OTHER INFORMATION
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of June 7, 2004, by and between Sensytech, Inc. and Argon Engineering Associates, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 filed on July 16, 2004, Registration Statement No. 333-117430)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1(Registration Statement No. 333-98757) filed on August 26, 2002)

Exhibit
Number	Description of Exhibit
3.1.1	Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K filed October 5, 2004 covering Items 2.01, 5.01, 5.02, 8.01 and 9.01 of Form 8-K)

3.1.2	Amendment, dated March 15, 2005 to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 5, 2005, filed May 11, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 13(a)(i) of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-128211) filed on September 9, 2005)

10.1	Amended and Restated Line of Credit Agreement with Bank of America (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-98757) filed on August 26, 2002

10.1.1	Fifth Amendment to Second Amended and Restated Financing and Security Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 31, 2006 and filed July 6, 2006

10.2+	Argon ST, Inc. 2002 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed January 27, 2006)

10.2.1	Form of Stock Option Agreement under Argon ST 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2005, filed December 14, 2005)

10.3+	Argon Engineering Associates, Inc. Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed December 14, 2004)

10.5+	Retention Agreement dated February 17, 2004, by and between the Company and S. Kent Rockwell (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-117430) filed on July 16, 2004)

16.1	Letter of PricewaterhouseCoopers LLP regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K covering Items 4.01 and 9.01 of Form 8-K, filed October 5, 2004)

16.2	Letter of Watkins, Meegan, Drury & Company, L.L.C. regarding change in certifying accountant (incorporated by reference to Exhibit 16.2 to the Company’s Current Report on Form 8-K covering Items 4.01 and 9.01 of Form 8-K, filed October 5, 2004)

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

32.1**	Certification pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act and Section 1350 of Chapter 63 of Title 8 of the United States Code

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGON ST, INC. (Registrant)
By:	/s/ Terry L. Collins
Terry L. Collins, Ph.D.
Chairman, Chief Executive Officer and President

By:	/s/ Victor F. Sellier
Victor F. Sellier
Vice President - Business Operations, Chief Financial Officer, Secretary and Treasurer

Date: August 11, 2006