Form 10-K
period 2006-09-30
ARGON ST, Inc.
filed 2006-12-14
CIK 26537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2006

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
Registrant’s telephone number, including area code (703) 322-0881
Securities registered pursuant to Section 12(b) of the Act:

Name of Exchange on
Title of Class	Which Registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     As of December 4, 2006, there were 22,237,734 shares of the registrant’s common stock, par value $.01 per share, outstanding. The aggregate market value of the Registrant’s common stock held by non-affiliates as of December 4, 2006 was approximately $297.7 million, computed by reference to the closing sales price of such stock on the NASDAQ Global Select Market as of December 4, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     Part III of this report incorporates by reference specific portions of the registrant’s proxy statement relating to the Annual Meeting of Stockholders to be held on February 28, 2007.

ARGON ST, INC. AND SUBSIDIARIES
For the Fiscal Year Ended September 30, 2006

PART I
ITEM 1. BUSINESS
Business Description.
     We are a leading systems engineering, development and services company providing full-service C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) systems and services to a wide range of defense and intelligence customers. Our systems and services enable our customers to perform many functions critical to their missions, including:
•	Signals Intelligence (SIGINT): Collecting information and producing intelligence from the detection, interception and evaluation of signals, including communication signals (COMINT) and electromagnetic signals, such as radar (ELINT).

•	Electronic Warfare (EW): Detecting, identifying and countering adversary forces, weapons and sensors through collection of adversary signals. Measures include launching deceptive signals and electronic counter-measures and using electronic support measures (ESM) to identify and locate emitters on both platforms and weapons.

•	Information Operations (IO): Employment of non-lethal measures to exploit, influence and manipulate an enemy’s C4ISR processes, including radio and network communications and measures, to protect own force and friendly information and sensors.

•	Acoustic Operations: Employment of acoustic sensors and signals to detect, identify and counter undersea threats including, but not limited to, enemy torpedoes.

•	Threat Simulation: The use of computer and virtual based replication of signals and sensors for training and analysis of adversary capabilities.

•	Imaging: Production and analysis of information from light spectrum sources, including multispectral, hyperspectral, infra-red, electro-optical and visible light.

•	Communications: Deployment of mobile, terrestrial, and satellite radio receivers and transmitters, to include point to point links and extensive networks, supporting tactical operations, intelligence production and dissemination, movement of data and information, and management of the radio frequency spectrum.

•	Services: The provision of material, training and support engineering expertise to enable and sustain readiness, systems operations, and mission success.
     Our systems are used on a broad range of military and strategic platforms including surface ships, submarines, unmanned underwater vehicles (UUV), aircraft, unmanned aerial vehicles (UAV), land mobile vehicles, fixed site installations and relocatable land sites.
     We develop many of our systems using innovative design methodologies that incorporate proprietary software and design processes and commercially available hardware and software in configurations capable of being more readily deployed, adapted or upgraded by us or the customer. This system design methodology allows us to adapt our software modules and processes to meet complex specifications on varied platforms without significant re-design efforts. The benefits of our system design methodology include shorter development and implementation schedules, system flexibility, improved interoperability with systems not developed by us, and reduced system and upgrade costs to our customers. Our communications systems provide state of the art capabilities from simple, secure data transfer between tactical platforms to the high impact realization of complex network centricity. Our delivery of expert services, systems engineering, and pivotal domain knowledge complements and sustains the operational success of our systems.

     Our business is conducted primarily through contracts with the U.S. government. For the fiscal year ended September 30, 2006, 74% of our revenues were from contracts for which we were the prime contractor, 65% of our revenues were from fixed-price contracts and 51% of our revenues were from sole-source contracts. Our primary customer is the Department of Defense. We derive a majority of our revenues from various agencies and commands within the U.S. Navy. We also provide systems and products to other U.S. government agencies and major domestic prime contractors, and to certain U.S. government-approved foreign governments, agencies and defense contractors.
Available Information
     Our headquarters are located at 12701 Fair Lakes Circle, Fairfax, VA 22033. Our website address is http://www.argonst.com. The information contained on our website is not incorporated by reference into this Annual Report. All reports we filed electronically with the Securities and Exchange Commission (SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other information and amendments to those reports filed electronically (if applicable), are accessible at no cost on our website as soon as reasonably practicable after such reports have been filed or furnished to the SEC. These filings are also accessible on the SEC’s Web site at www.sec.gov. The public may read and copy any materials we filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
     The Argon Engineering/Sensytech merger combined Argon Engineering’s innovative communications signal intercept and processing systems with Sensytech’s broad and complementary range of electronic intelligence, electronic warfare and imaging systems, resulting in a broad based C4ISR provider for the defense and intelligence markets. The merger expanded our base of existing and potential new customers, allowed us to enact several initiatives using the combined company’s technological expertise and experience, and enabled us to use our manufacturing capacity more efficiently.
     During the year ended September 30, 2006, we acquired all the common stock of Radix Technologies, Inc., San Diego Research Center, Inc. and Innovative Research, Ideas and Services Corp. (IRIS), as well as certain assets of ProDesign Solutions, LLC. As one of our key growth strategies, we intend to pursue additional strategic acquisitions in the future.

Recent Developments
     In 2006, we continued our success in the development and delivery of C4ISR systems, products and services. We expanded our customer base and improved diversity in our products and services. We also faced several challenges in our efforts to grow our business as a leading provider of state-of-the-art C4ISR systems. Among the significant developments over the year are the following:
•	Mergers and Acquisitions. In 2006, we acquired three leading edge companies which complement our existing capabilities in customer base and add diversity within our addressable market. Radix Technologies, Inc. provides complementary signal processing capabilities that we believe will create new business opportunities for the combined entity. The San Diego Research Center, Inc. is a well recognized and admired company which adds a wealth of communications, network operations and management, technical innovation, particularly in the defense wireless communications sector. Innovative Research, Ideas and Services Corporation brings to our offering a critical enabling capability for the realization of data fusion across sensors and data. In addition, we acquired certain assets of ProDesign Solutions, LLC that we believe will enhance our ability to adapt and protect our systems in a wide variety of environmental conditions.

•	CMMI Level 3 Certification. The Capability Maturity Model Integration (CMMI) was established by the Software Engineering Institute as a set of process improvement models for software and systems engineering. We achieved this certification in the summer of 2006 through the exemplary efforts of our staff. We believe the certification will enable us to compete for contracts across a wider range of size and complexity and will underscore our credibility as a first tier contractor with current and potential customers. While the process taxed resources across our entire company, including substantial time from key personnel, we attained CMMI Level 3 without a delay in any program.

•	Ships Signals Exploitation Equipment (SSEE) Increments E and F. This program, to design and develop Information Operation systems for the U.S. Navy, was first awarded to Argon ST following a competitive procurement process in 2001. Our partnership with the U.S. Navy grew stronger with the approval of additional SSEE Increment E system in February 2006 and our competitive win of the contract to develop the next generation of these shipboard systems, known as SSEE Increment F. We believe these awards solidify Argon ST’s position as a dominant supplier of surface ship cryptologic systems to our Navy. In addition, the awards have led to opportunities with the U.S. Coast Guard and international customers.

•	Major Program Success. STAKECLAIM, a land based cryptologic system required by the government, was our largest and most complex undertaking of all systems developed under the LIGHTHOUSE architecture (LIGHTHOUSE is our collection of software assets developed around a software product line concept). We believe that STAKECLAIM’s acceptance by the government and implementation in a demanding operational environment improves our ability to increase business in this system area.

•	Aerial Common Sensor (ACS). We believe that our development work to provide COMINT systems for the Army’s ACS program was highly respected by the prime contractor and by the government customer. In addition, our involvement in ACS, represented expansion of LIGHTHOUSE systems to the Army airborne community. The ACS program was cancelled in January 2006 due to concerns about the suitability of the proposed aircraft platform. This cancellation removed approximately $61 million from our backlog. While we were able to add additional revenue from the airborne market in 2006, the ACS cancellation negatively affected our 2006 revenue and slowed our plans to institute LIGHTHOUSE as the common airborne architecture across the cryptologic community and international market.

•	Submarine Programs. We have successfully provided ESM and cryptologic support systems on U.S. and U.K. submarines since 1999. However, our 2006 revenue from the submarine market decreased in 2006 over 2005 because our existing contracts fully satisfy the inventory requirements of available platforms. While our plans call for periodic updates and technical refresh of all these systems, their architecture remains state-of-the-art, and therefore we do not anticipate near-term increases in revenue in this area.

•	Surface Ship Torpedo Defense. Our surface ship torpedo defense (SSTD) systems continue to be deployed in both the U.S. market and overseas. We believe the challenge that diesel electric submarines present to U.S. and partner nations will amplify the need for a viable torpedo defense systems. While we were successful in winning a contract with the Navy in November 2006 to upgrade the AN/SLQ-25A SSTD system, delays in the acquisition process had a negative effect on our expected fiscal 2006 financial results.
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
     We actively pursue new technology for future C4ISR applications. Some new technology is developed through our internally funded research and development programs, but a larger percentage is developed under research and development contracts with government laboratories, agencies, military and intelligence organizations, and research facilities such as the Defense Advanced Research Project Agency (DARPA), the Air Force Research Lab, the Office of Naval Research (ONR), and others. This research aims to prove concepts, reduce risk, and demonstrate feasibility of new technology for use in future system developments and procurements, which improves our ability to support our customers’ missions. The knowledge and understanding we gain from this research often can be an advantage in our efforts to win additional contracts, including production contracts. Recently, we have been performing research and development on areas such as advanced satellite communication systems, robust navigation systems, networked cryptologic operations, multi-intelligence sensors for small airborne reconnaissance, laser detection (LADAR) systems for precise imaging, cognitive radios, and other classified technology.

Customers
     Our systems are currently sold primarily for the ultimate use of either the U.S. government or certain government-approved foreign governments. As a result, most of our contracts are either directly with the U.S. government or a prime contractor whose contact is direct with a government.
     The table below identifies the ultimate sources of our historical revenues. Although our revenue is dominated by our work with various agencies and commands within the U.S. Navy, other current U.S. government customers include the U.S. Army, the National Security Agency (NSA), the U.S. Air Force, the Defense Advanced Research Projects Agency (DARPA), the National Reconnaissance Office, the U.S. Marines, U.S. Special Operations Command (SOCOM), the Central Intelligence Agency (CIA), the Defense Intelligence Agency (DIA), and the Department of Homeland Security (DHS). Foreign customer sales typically involve U.S. government allies and are often funded by the U.S. government.

	Years Ended September 30,
	2006	2005	2004
United States Navy	59%	69%	77%
Other U.S. government agencies	31%	20%	11%
Foreign and other	10%	11%	12%
Government Contracts
     Most of our business is conducted under contracts related to U.S. government security requirements. Certain important aspects of our government contracts are described below.
Bidding Process
     We are awarded government contracts either on a sole-source basis or through a competitive bidding process.
•	Sole-source contracts. The U.S. government awards sole-source contracts when it determines that a single contractor has an expertise or technology that is superior to that of other available contractors. Sole-source contracts are awarded without a formal competition. Potential suppliers compete informally for sole-source contracts through research and development investment and marketing efforts. To obtain a sole-source contract, a contractor must identify the government’s requirements early and demonstrate a distinguishing expertise or technology promptly after the government has identified a requirement.

•	Competitive-bid contracts. The U.S. government awards competitive-bid contracts based on proposal evaluation criteria established by the procuring agency. Competitive-bid contracts are awarded after a formal bid and proposal competition among providers. Interested contractors prepare a bid and proposal in response to the agency’s request for proposal or request for information. A bid and proposal is usually prepared in a short time period in response to a deadline, and requires the extensive involvement of numerous technical and administrative personnel. Following award, competitive-bid contracts may be challenged by unsuccessful bidders in a variety of ways.

     The table below shows the proportion of our revenues under sole-source and competitive-bid contracts for the periods indicated:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2006	September 30, 2005	September 30, 2004
Sole Source Contracts	51%	54%	55%

Competitive Contracts	49%	46%	45%
The increase in competitive contracts is largely due to a major shipboard contract awarded during fiscal year 2006.
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
     Generally, government contracts are subject to oversight audits by government representatives. Provisions in these contracts permit termination, in whole or in part, without prior notice, at the government’s convenience or upon contractor default under the contract. Compensation in the event of a termination, if any, is limited to work completed at the time of termination. In the event of termination for convenience, the contractor may receive a certain allowance for profit on the work performed. Specific types of contracts can contain different termination effects, as described below under “Government Contract Categories.”
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
     We typically experience lower profit margins under cost reimbursable contracts than under fixed-price contracts. Upon the termination of a cost-plus type contract described above, generally we would be entitled to reimbursement of our allowable costs and, if the termination is at the U.S. government’s convenience, a total fee proportionate to the percentage of work completed under the contract.
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
     The table below shows our revenues for the periods indicated by government contract type:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2006	September 30, 2005	September 30, 2004
Fixed-price contracts	65%	79%	71%

Cost reimbursable contracts	25%	16%	19%

Time and materials contracts	10%	5%	10%
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

     As a government contractor, we are subject to government audits, inquiries and investigations. We have experienced minimal audit adjustments in the past. The Defense Contract Audit Agency (DCAA) has completed its audit of Argon Engineering’s contracts through the fiscal year ended September 30, 2001, and of Sensytech’s contracts through the fiscal year ended September 30, 2003, and we are subject to adjustment on our performance during subsequent years.
Subcontracts
     Revenues from contracts in which we acted as a subcontractor to other contractors represented 26%, 22%, and 13% of our revenues for fiscal years ended September 30, 2006, 2005, and 2004, respectively. Unlike direct government contracts, contracting parties typically have more freedom to negotiate terms of subcontracts. Based on the customers’ requirements, our subcontracts may or may not be governed by some of the terms and provisions commonly found in government contracts, including those described above.
Backlog
     Our backlog consists of the following as of September 30:

	2006	2005	2004
Funded	$162,796,000	$199,543,000	$222,222,000
Unfunded	62,373,000	71,564,000	6,597,000

Total	$225,169,000	$271,107,000	$228,819,000

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
     Of the total backlog at September 30, 2005, approximately $60,556,000 pertained to the Aerial Common Sensor (ACS) program, on which we were a subcontractor. On January 12, 2006, we received a termination order from Lockheed Martin, our prime contractor, and the unfunded backlog was removed. We continue to carry $278,000 of funded backlog as we negotiate termination costs with our prime contractor.
Research and Development
     We conduct substantial research and development using both government and company funds. During its early years, Argon Engineering used substantial internal investments to broaden the capabilities of our product line, as customer-sponsored research was not sufficient to fund these activities. During this period, Argon Engineering made focused research and development investments in areas the company deemed critical to its product line development, and used these activities to gain competitive advantage in future programs.

     Our current customers are now investing in new technologies required to sustain and improve systems capabilities in a dynamic and increasingly complex threat environment. As a result, our internal investments have shifted to examinations of future technologies and to products of interest to potentially new customers.
     Our continued success depends, in a large part, on our ability to develop and deliver new technology, and to apply new technology developed by others to support our customers in meeting their C4ISR mission objectives. Total research and development expenditures incurred by us consist of the following for the fiscal years ended September 30:

	2006	2005	2004
Internal research and development	$6,286,000	$3,992,000	$1,301,000
Customer-funded research and development	50,130,000	50,009,000	47,673,000

Total	$56,416,000	$54,001,000	$48,974,000

Competition
     Our market is highly competitive and is served by companies of varying size and capability. Large prime contractors who compete against us for C4ISR work include, but are not limited to, Boeing, BAE Systems, General Dynamics, Harris Corporation, L-3 Communications, Lockheed Martin, Northrop Grumman, and Raytheon. Medium size firms in this market include, but are not limited to, Applied Signal Technologies, DRS Technologies, EDO Corporation, and Southwest Research Institute.
     The competition for competitive-bid contracts differs from the competition for sole-source contracts. Companies competing for competitive-bid contracts prepare bids and proposals in response to either commercial or government requests and typically compete on price or best value. Potential suppliers compete informally for sole-source contracts through research and development investment and marketing efforts. The principal factors of competition for sole-source contracts include investments in research and development, the ability to respond promptly to government needs, product price relative to performance, quality, and customer support. We believe that we compete effectively with respect to each of the factors upon which competitive and sole-source contracts are awarded.
Environmental
     We incurred no material costs in the past two years related to environmental issues.
Employees
     Our success is dependent on the skills and dedication of our employees. Our professionals include a mix of experienced professionals and recent college graduates, who combine the vitality of new ideas and the latest technical skills with experience to meet the tremendous challenges posed to a company operating in the rapidly changing security environment facing the U.S. government and its allies today.
     As of September 30, 2006, we had approximately 840 employees. Our business requires that a large number of our technical employees obtain security clearances from the U.S. government, which limits the available pool of eligible candidates for such positions to those who can satisfy the prerequisites to obtaining these clearances. Approximately 81% of our staff has security clearances and a majority of our cleared employees hold Top Secret/ Sensitive Compartmented Information (TS/SCI) clearances. Our future success is dependent on attracting, retaining, and motivating qualified key management and technical personnel, whose loss could adversely affect our business materially.

Industry Overview
Government Spending
     The defense and intelligence community uses C4ISR systems on a wide and varied range of platforms, settings and locations around the world in order to detect, locate, evaluate, identify and respond to threats to the safety of the United States, its armed services and civilian population. U.S. government spending in our industry is projected to increase as follows:
•	Department of Defense Budgets. Department of Defense spending, including defense spending for procurement and research and development, is projected to increase from over $440 billion in FY07 to over $504 billion by 2011. Additionally, the U.S. defense budget has been augmented by a number of wartime supplemental appropriations since September 11, 2001, including supplemental appropriations in the amounts of $29.4 billion in 2002, $78.5 billion in 2003, $87.0 billion in 2004, $81.4 billion in 2005 and $65.8 billion in 2006.

•	C4ISR Spending. The C4ISR market is growing substantially as a result of the events of September 11, 2001, current defense and intelligence operations such as those in the Middle East and the conflict in Iraq, and other defense and intelligence initiatives related to modern threats and warfare. We expect C4ISR spending to continue to increase substantially for the foreseeable future.
Significant Industry Trends
     In addition to increased government funding, we expect the following trends to affect spending priorities and C4ISR system development and investment:
•	Changing Communications Intelligence Needs. Communications Intelligence (COMINT) continues to be the premier source of information for supporting strategic decision makers and tactical commanders. With the transition from a monolithic enemy in the Cold War to the dispersed collection of possible enemies in asymmetric warfare, both the nature of the target and the COMINT requirements have changed. Communications equipment targeted by COMINT systems is no longer limited to long term, state developed, military systems and now is the latest technology readily available in the commercial communications market, (for example, cell phones). Geolocation is no longer limited to the location of major enemy forces and strategic weapons, but now includes an individual or specific computer. These realities of modern defense and security radically change the requirements for a COMINT system. Today’s successful COMINT systems and designs must be as dynamic as those found in the commercial communications market reprogrammable within a single mission and accommodating of new technology as it becomes available with minimum impact and costs. Modern COMINT systems need to provide essential information within the tempo of modern warfare. Commanders want to know “what and where” in time to impact decisions with analytical insight added when time and opportunity are available.

•	Electronic Warfare/Information Operations. Information operations and electronic warfare have never been more important to warfighters and offer powerful new options to commanders. Electronic Attack (EA) is increasingly becoming a weapon of choice for both conflict management and non-lethal attack. We believe the trend towards the weaponization of SIGINT will increase the priority for systems which can offer both traditional ISR and EA. We also expect the need for brute force and smart jamming against Improvised Explosive Devices (IED) to continue to be a critical requirement anywhere the United States has military or civilian personnel in place. We believe the technology foundation of EA systems can impact the IED challenge.

•	Multi-Intelligence Systems Integration. Dating from the Cold War era, intelligence systems were single discipline (e.g. COMINT) based and stood on their own individual merit. Information and data analysis across disciplines was performed by examining the end conclusions of these single discipline systems. The creditability of any single discipline was frequently assigned based upon user bias or previous experience. Factors such as the need for information inside the decision cycle of today’s pace of warfare, ready use and dissemination of information from previously restricted sources, a proliferation of sensors, and improvements in making information available make a compelling case for the integration of information at the first possible opportunity. Warfighters today want “What is it, and where is it?” answered rapidly with clear information integrated from all useful sources. Meeting this demand has a profound impact on ISR system design. Modern ISR systems must develop and present extremely accurate, reliable information in forms that can be readily combined with information from other types of sensors and systems. We expect that the trend of intelligence integration will continue and will have three important effects. First, modern ISR systems must automatically derive intelligence from quickly detectable external signal characteristics and combine this information at the raw observable level. To satisfy this requirement, newer systems must be able to provide geolocational information on all new energy detections. Second, intelligence must be delivered in an actionable form to discreet personal devices in the hands of individual warfighters. Third, we believe the pace of war and volume of intelligence data may result in the need to execute decisions, including the use of lethal force, on the basis of machine-generated information without the benefit of human analysis. These trends will continue to place increasingly difficult demands on the systems accuracy, reliability, and data integrity of ISR systems.

•	Network-Centric Warfare. The military is rapidly moving towards network-centric warfare, which seeks to deliver the warfighter real-time, executable battlefield information from multiple platforms and sources. Modern warfare requires coordinating multiple ground troops, land vehicles and aircraft (both manned and unmanned), ships and submarines. Network-centric warfare involves shared data, shared sensors, shared tasking and joint operations among multiple combat platforms and personnel and requires increasingly sophisticated, complementary and flexible C4ISR systems.

•	Personnel Protection. The conflict in Iraq has highlighted the need for personnel protection against the improvised explosive device (IED). IEDs are explosive weapons that are being built, deployed and activated in a variety of non-traditional ways and are difficult to detect or counter. Systems that detect and protect against IEDs are a critical need and require development of advanced sensor and jamming technologies.

•	Outsourcing of Support Services. A number of factors have converged to create an environment in which government is now outsourcing an increasing percentage of work previously done by the military or government civilians. The trend is pervasive across nearly all functional areas except combat forces. The nature of the work ranges from acquisition management to manning positions in intelligence and analytical operations. A continuing manpower shortage in the military, increasingly complex systems and the need to retrain system operators and maintainers on rapidly changing hardware and software all point to even more outsourcing. The trend enables companies to provide the government with critical services and expertise, while they remain current with operational needs and challenges.
Business Strategies
     Our business objective is to grow our business as a leading provider of state-of-the-art C4ISR systems and services across a full range of defense and intelligence platforms. Our strategies for achieving this objective include:
•	Continuing and extending Business with our Current Customers. We adhere strongly to the belief that “our current customer is our best customer.” Our intention is to extend current contracts into additional capabilities and services for our existing customers. Additionally, as new technology is developed or available, we will endeavor to modify existing systems to take advantage of this new technology in the face of dynamic threats.

•	Expanding our Customer Base for our Existing Capabilities. The software product line and other capabilities constituting our current products could offer additional customers the same compelling advantages experienced by our current customers. We intend to extend our customer set for our current and evolving products and services. We believe the adaptability and flexibility of our SIGINT and other products make them attractive in joint or coalition warfare environments.

•	Developing New Products, Services and Customers. We believe a combination of our highly-skilled staff and leading edge technology offers opportunities into new markets. In addition, we believe that we have developed a favorable reputation for taking on and solving the most challenging technical and engineering problems. We intend to combine the results of customer funded research with internally funded technology development to develop new customers through focused marketing initiatives led by our internal professional staff, complemented by selective outside experts.

•	Attracting and Developing Highly Skilled Personnel. Our success depends on the continued contributions of our engineers, system designers and managers. We intend to continue to hire and develop the highly-skilled professionals needed for our work. We seek to recruit exceptional recent college graduates and former key personnel from the intelligence community and Department of Defense. We believe that our management’s success in creating and maintaining a challenging and stimulating work environment has contributed to our low engineering staff turnover over the last twelve months. We believe we can continue to attract, develop and retain employees by offering competitive compensation, challenging engineering assignments and opportunities for career and management growth.

•	Leveraging Research and Development into Production Contracts. Many of our current systems were developed through our research and development activities. Much of our research and development is funded through research and development contracts with the U.S. government. While these contracts are generally small and have lower profit margins, we have often been successful in expanding these activities into full production contracts. We believe our involvement in all stages of a system’s life cycle provides us opportunities to be the preferred or sole-source provider for certain systems. We intend to continue to identify and pursue programs where we can expand research and development efforts into full production contracts.

•	Migrating our Multi-Intelligence Capabilities to Additional Platforms. Defense and intelligence customers now require C4ISR systems that integrate multiple intelligence gathering and processing capabilities. Our multi-intelligence systems have combined communications and electronic intelligence capabilities on ships, submarines and aircraft, and have combined radar and infra-red sensor capabilities for border patrols. We believe our experience and capabilities position us to win contracts to develop and produce multi-intelligence systems.

•	Expanding our Role in Providing Support Services. We plan to build on the expertise developed from supporting and servicing our rapidly expanding inventory of deployed systems, by providing those same services to similar systems. Our current infrastructure can be adapted to meet the growing requirements created by the government trend to outsource key engineering and support services.

ITEM 1A. BUSINESS RISKS
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
     Historically, a significant portion of our sales have been to the U.S. government and its agencies. Sales to the U.S. government, either as a prime contractor or subcontractor, represented approximately 90% and 89% of our revenues for fiscal years ended September 30, 2006 and September 30, 2005, respectively. The Department of Defense, our principal U.S. government customer, accounted for approximately 90% and 89% of our revenues for fiscal years ended September 30, 2006 and September 30, 2005, respectively. In addition, approximately 59% of our revenues for the fiscal year ended September 30, 2006 and approximately 69% of our revenues for the fiscal year ended September 30, 2005 were derived from agencies and commands of the U.S. Navy within the Department of Defense. We expect that U.S. government sales, particularly Department of Defense sales, will continue to constitute a significant majority of our revenue for the foreseeable future. The funding of U.S. government programs is dependent on Congressional appropriations and administrative allotment of funds and is subject to uncertain future funding levels that can result in the extension or termination of programs. Our business is also highly sensitive to changes in national and international priorities and U.S. government budgets. The continuing war on terrorism may positively or adversely affect funding for our programs or result in changes in U.S. government programs or spending priorities. A shift in government defense or intelligence spending to other programs in which we are not involved or a reduction in government defense or intelligence spending generally could adversely affect our operating results.
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
     Many of our government contracts span one or more base years with multiple option terms. Government agencies generally have the right not to exercise these option terms. If an option term on a contract is not exercised, we will not be able to recognize the full value of the contract awarded. Our backlog as of September 30, 2006 was $225.2 million, of which $162.8 million was funded. We exclude from backlog unexercised options on contracts. Our backlog includes orders under awards that in some cases extend several years, with the latest expiring in 2010. The actual receipt of revenues on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early.
From time to time, we depend on revenues from a few significant contracts, and any loss or cancellation of, or any reduction or delay in, any of these contracts could significantly harm our business.
     From time to time, including recent periods, we have derived a significant portion of our revenue from one or more individual contracts that could be terminated by the customer at the customer’s discretion. Our top three production programs accounted for approximately 25%, 39% and 60% of our revenue for fiscal years ended September 30, 2006, 2005 and 2004, respectively. In the future, we may enter into one or more contracts that will constitute a significant portion of our revenue during the period of contract performance. If any of our current significant contracts or significant contracts we enter into in the future were terminated or our work under those contracts were decreased, our revenues and net income could significantly decline. Our success will depend on our continued ability to develop and manage relationships with significant customers. There is no assurance that we will be able to diversify our customer base and curtail revenue concentration in the near future, if at all. The markets in which we sell our products are dominated by a relatively small number of governmental agencies and allies of the U.S. government, thereby limiting the number of potential customers. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critical to our business. We cannot be sure that we will be able to retain our largest customers, that we will be able to attract additional customers, or that our customers will continue to buy our systems and services in the same volume as in prior years. In addition, many of our contracts with the U.S. government contain provisions that allow the government to terminate or modify the terms of the contract, including solely at the government’s convenience. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or future price concessions that we may have to make could significantly harm our business.
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
     Under fixed-price contracts, we receive a fixed amount irrespective of the actual costs we incur and, consequently, we absorb any costs in excess of the fixed amount. Fixed-price contracts represented approximately 65% and 79% of our revenues for the fiscal years ended September 30, 2006 and September 30, 2005, respectively. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost reimbursable contracts, which are subject to a contract ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. However, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs. Under each type of contract, if we are unable to control costs we incur in performing under the contract, our financial condition and operating results could be materially adversely affected. Cost over-runs also may adversely affect our ability to sustain existing programs and obtain future contract awards. See “— Government Contracts — Government Contract Categories” above.
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
     In general, we perform our developmental work under cost reimbursable and fixed-price development contracts and our production work under fixed-price production contracts. See “— Government Contracts — Government Contract Categories” above. We typically experience lower profit margins under cost reimbursable and fixed-price development contracts than under fixed-price production contracts. In general, if the volume of services we perform under cost reimbursable and fixed-price development contracts increases in proportion to the volume of services we perform under fixed-price production contracts, our operating results may suffer. In addition, our earnings and margins may vary materially depending on the costs we incur in contract performance, our achievement of other contract performance objectives and the stage of our performance at which our right to receive fees, particularly under incentive and award-fee contracts, is finally determined.
We derive significant revenues from contracts awarded through a competitive bidding process.
     We derive significant revenues from U.S. government contracts that were awarded through a competitive bidding process. Revenues from competitive-bid contracts constituted approximately 55% and 46% of our revenues for the fiscal years ended September 30, 2006 and September 30, 2005, respectively. Much of the business that we expect to seek in the foreseeable future likely will be awarded through competitive bidding. Competitive bidding presents a number of risks, including:
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
     We operate in highly competitive markets and generally encounter intense competition to win contracts. We compete with many other firms, ranging from smaller specialized and medium-sized firms such as Applied Signal Technologies, DRS Technologies, EDO Corporation and Southwest Research Institute, to large diversified firms such as Boeing, BAE Systems, General Dynamics, Harris Corporation, L-3 Communications, Lockheed Martin, Northrop Grumman and Raytheon, many of which have substantially greater financial, management and marketing resources than we have. Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel. In order to successfully secure contracts when competing with larger, well-financed companies, we may be forced to agree to contractual terms which provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. In addition, larger diversified competitors serving as prime contractors may be able to supply underlying products and services from affiliated entities, which would prevent us from competing for subcontracting opportunities on these contracts. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results. In addition, our competitors have established or may establish relationships among themselves or with third parties to increase their ability to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge. See “— Competition” above.

Our business depends upon our relationships with, and the performance of, our prime contractors.
     Revenues from contracts in which we acted as a subcontractor to other contractors represented 26% and 22% of our revenues for the fiscal years ended September 30, 2006 and September 30, 2005, respectively. Of our $225.2 million total backlog as of September 30, 2006, approximately 14% represented work to be performed by us as a subcontractor, and we expect to continue to depend on relationships with other contractors for a substantial portion of our revenues in the foreseeable future. Our business, prospects, financial condition or operating results could be adversely affected if other contractors eliminate or reduce their subcontracts or joint venture relationships with us, either because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business, or if the government terminates or reduces these other contractors’ programs or does not award them new contracts.
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
     During the five fiscal years ended September 30, 2006, our revenues increased at a compounded annual growth rate of 44.3%. Sustaining our growth has placed significant demands on our management, as well as our administrative, operational and financial resources. For us to continue our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to manage our growth while maintaining our quality of service and profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, prospects, financial condition or operating results could be adversely affected.
Our international business poses potentially greater risks than our domestic business.
     International sales represented approximately 10% and 11% of our revenues for the fiscal years ended September 30, 2006 and September 30, 2005, respectively. Our international business tends to have more risk than our domestic business due to the greater potential for changes in foreign economic and political environments. Our international business is also highly sensitive to changes in foreign national priorities and government budgets. International transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and the widely differing legal systems and customs in foreign countries.
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

Our system design and development activities rely on extensive use of advanced components for hardware and software.
     Our system design and development activities rely on extensive use of purchased hardware components and software. The hardware we generally use includes receivers, analog converters, antennas, radio frequency distribution systems, servers and disk drives, as well as piece parts for specified purpose design. If any of the hardware we use becomes obsolete prematurely or fails to perform as expected, we would have to find replacement hardware, and that could result in added expenses, schedule or delivery delays and customer dissatisfaction.
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
     Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require us to assess our internal control over financial reporting annually, and require our independent registered public accounting firm to issue an attestation report on our management’s assessment thereof. The rules governing the standards that must be met for management to assess our internal control over financial reporting as effective are complex, and require significant documentation, testing, and possible remediation of any significant deficiencies and/or material weaknesses of our internal controls to meet the detailed standards under these rules. We have evaluated our internal control over financial reporting as effective as of September 30, 2006, and our independent registered public accountants have audited our assessment and issued their attestation report thereon in conformity with our evaluation. See Item 9A – Controls and Procedures – Management’s Report on Internal Control Over Financial Reporting. Although we have evaluated our internal controls as effective as of September 30, 2006, we may encounter unanticipated delays or problems in assessing our internal controls as effective or in completing our assessment by the required date in future fiscal years. In addition, we cannot assure you that our independent registered public accountants will attest our internal controls as effective in future fiscal years. If we cannot assess our internal controls as effective, and/or if our independent registered public accounting firm is unable to provide an unqualified attestation report on such assessment of our internal control over financial reporting, investor confidence and share value may be negatively impacted.
     We have incurred substantial operating costs in connection with the completion of our implementation and assessment and the auditor attestation under Section 404 of the Sarbanes-Oxley Act with respect to each of our fiscal years 2006 and 2005, and we expect to incur substantial operating expenses in meeting the requirements relating to internal control over financial reporting in the future. In addition, no assurance can be made that the operating expenses with respect to internal controls compliance we actually incur in the future will not exceed management’s expectations.
We may incur material goodwill impairment charges related to mergers and acquisitions.
     We have recognized goodwill of $148,719,000 in connection with mergers and acquisitions as of September 30, 2006. In accordance with accounting rules, the goodwill is reviewed annually unless circumstances or events indicate that an impairment test should be performed sooner to determine if there has been any impairment to its value. The review for impairment is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flow or change in market conditions may indicate potential impairment of recorded goodwill. We performed the test during the fourth quarter of fiscal year 2006 and found no impairment to the carrying value of goodwill.

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
     One of our key growth strategies is to pursue selective acquisitions. Since October 1, 2005, we have acquired Radix Technologies, Inc., San Diego Research Center, Inc. (SDRC) and Innovative Research, Ideas and Services Corporation (IRIS) as well as certain assets of ProDesign Solutions LLC and we intend to pursue additional strategic acquisitions in the future. See “—Recent Developments” above and Note 2 to our consolidated financial statements included in this report. Current valuations for businesses in the government, defense and intelligence sectors in which we operate are at historically high levels, and there is intense competition from government contractors of all types and sizes, commercial information technology providers, special purpose acquisition companies and private equity firms for acquisition candidates operating in these sectors. In addition, we intend to seek to acquire businesses with specialized technology capabilities and products that complement or expand our existing capabilities and products, businesses that expand our relationships with existing customers and businesses that offer us opportunities to diversify or expand our customer base. These types of businesses are especially in demand in the current acquisition market, and other prospective purchasers who have substantially greater resources than we do may offer to acquire such businesses upon such economic terms that are hard for us to match. We may not be able to identify and execute suitable acquisitions in the future on terms that are favorable to us, or at all.
Acquisitions involve costs and other risks, and may not have the benefits we expect.
     In connection with acquisitions we make, we may incur significant acquisition expenses as well as amortization expenses related to intangible assets. We also may incur significant write-offs for impairment of goodwill associated with companies, businesses or technologies that we acquire. Our operating results could be adversely affected by these expenses and write-offs. Moreover, any acquisition could involve other risks, including:
•	diversion of management’s attention from existing operations;

•	potential loss of key employees or customers of acquired companies;

•	exposure to unforeseen liabilities of acquired companies; and

•	financial reporting irregularities as a result of deficient internal controls and disclosure controls and procedures of acquired companies.

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
     Since we have surpassed the 750 employee size standard eligibility for new awards under the Small Business Innovative Research (SBIR) program, any “small business” company we acquire will likely lose its eligibility to bid on new SBIR contracts once it is acquired by us. For these or other reasons, we may be unable to retain key customers of acquired companies or to retain or renew contracts of acquired companies. Moreover, any acquired business may fail to generate the revenue or net income we expected or produce the efficiencies or cost-savings that we anticipated. Any of these outcomes could materially adversely affect our operating results.
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
     As of December 4, 2006 our executive officers (Terry L. Collins, Victor F. Sellier, Thomas E. Murdock, S. Kent Rockwell, Kerry M. Rowe, W. Joseph Carlin and Robert S. Tamaru) collectively held approximately 41% of our total outstanding shares of common stock. Accordingly, our executive officers as a group will continue to control the vote on all matters requiring stockholder approval, including the election of directors. The interests of our executive officers may not be fully aligned with yours. Although there is no agreement among our executive officers with respect to the voting of their shares, this concentration of ownership may delay, defer or even prevent a change in control of our company, and make transactions more difficult or impossible without the support of all or some of our executive officers. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     We conduct a major portion of our operations at our headquarters located at 12701 Fair Lakes Circle, Fairfax, VA 22033. This is a 10 story building in a mixed use office park that includes commercial, residential, and retail properties. Our leased space encompasses 164,000 square feet of the 253,000 square feet available in the building. This space includes appropriately constructed office, laboratory and meeting areas suitable for our classified and unclassified government work. The base lease for 100,000 square feet extends until March 2009 and has two 5-year options. The lease for the remaining 64,000 square feet extends until May 31, 2009.

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

	Estimated
	Square			Principal
Address	Feet	Lease Term	Description	Activity
12701 Fair Lakes Circle Fairfax, VA 22033	164,000	Leased, Expiration Date: 5/31/2009	Multifloor tenant in ten-story office building.	Engineering/ Administration

8419 Terminal Road Newington, VA 22122	67,220	Leased, Expiration Date: 6/30/2014	Two one-story and one partial two-story adjacent block buildings in an industrial park.	Engineering/Production/ Administration

300 Parkland Plaza Ann Arbor, MI 48106	12,419	Leased, Expiration Date: 11/30/2008	One-story facility in a research park.	Engineering/Production/ Administration

4220 Varsity Drive, Suite E Ann Arbor, MI 48108	10,845	Leased, Expiration Date: 11/30/2007	One-story facility.	Engineering

800 Calle Plano Camarillo, CA 93012	8,802	Leased, Expiration Date: 1/31/2007	One-story facility in an industrial park.	Engineering/Production/ Administration

12600 Challenger Parkway Suite 125 Orlando, FL 32826	13,281	Leased, Expiration Date: 12/31/2011	One-story facility.	Engineering/ Production

90 Laurel View Drive Smithfield, PA 15478	60,000	Leased, Expiration Date: 9/15/2013	One-story facility.	Engineering/Production/ Administration

1386-1390 Connellsville Rd Lemont Furnace, PA 15456	40,000	Leased, Expiration Date: 4/1/2014	One-story facility.	Engineering/ Production

329 North Bernardo Ave Mountain View, CA 94043	26,328	Leased, Expiration Date: 10/31/2010	One-story facility.	Engineering/ Production

6730 Mesa Ridge Road San Diego, CA 92121	19,719	Leased, Expiration Date: 6/30/2010	One-story facility.	Engineering/ Administration

	Estimated
	Square			Principal
Address	Feet	Lease Term	Description	Activity
6696 Mesa Ridge Road San Diego, CA 92121	20,220	Leased, Expiration Date: 8/31/2010	One-story facility.	Engineering/ Administration

435B & 437B Carlisle Drive Herndon, VA 20170	2,580	Leased, Expiration Date: 4/30/2007	Office suite in multi-tenant facility	Engineering

5545 Fredericksburg Road Suite 240 San Antonio, TX 78229	706	Leased, Expiration Date: 7/31/2008	Office suite in multi-tenant facility	Engineering/ Administration

4835 University Square Huntsville, AL 35816	1,803	Leased, Expiration Date: 9/30/2008	Office suite in multi-tenant facility	Engineering/ Administration
ITEM 3. LEGAL PROCEEDINGS
     We are not party to any material legal proceedings. We are subject to litigation from time to time, in the ordinary course of business including, but not limited to, allegations of wrongful termination or discrimination.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended September 30, 2006.
SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
     The following is a list of our executive officers, including their names, ages and offices held, as of December 4, 2006.

Name	Age	Position with Registrant
Terry L. Collins, Ph.D.	61	Chairman of the Board, Chief Executive Officer and President
S. Kent Rockwell	62	Vice Chairman of the Board and Vice President, Corporate Development
Victor F. Sellier	57	Vice President, Business Operations, Chief Financial Officer and Treasurer
Thomas E. Murdock	64	Vice President, Strategic Program Development
Kerry M. Rowe	47	Vice President, Chief Operating Officer
W. Joseph Carlin	43	Vice President, Information Dominance
Robert S. Tamaru	51	Vice President, Technology and Strategic Development

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is traded on the NASDAQ Global Select Market under the symbol “STST.”
     The following table sets forth the range of high and low actual sales prices of our common stock for the periods indicated.

	High	Low
Fiscal 2006
Fourth Quarter	$28.38	$20.95
Third Quarter	35.45	25.08
Second Quarter	34.06	27.07
First Quarter	32.38	25.64

Fiscal 2005
Fourth Quarter	$36.72	$28.08
Third Quarter	37.00	25.32
Second Quarter	38.39	31.76
First Quarter	37.35	22.65
     There were 527 record holders of our common stock on December 4, 2006. On December 4, 2006, the last reported sale price of our common stock on the NASDAQ Global Select Market was $22.75 per share.
Dividend Policy
     During the fiscal year ended September 30, 2004, prior to the merger of Argon Engineering and Sensytech, Argon Engineering paid dividends to its shareholders of $7,851,000. Prior to the merger of Argon Engineering and Sensytech, Sensytech never paid cash dividends on its common stock. Subsequent to the merger, we have not paid cash dividends on our common stock.
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
Equity Compensation Plan Information
     Set forth below is information as of September 30, 2006 regarding our equity compensation plans.

	Number of
	securities to be
	issued upon	Weighted average
	exercise of	exercise price of	Number of
	outstanding	outstanding	securities
	options, warrants	options, warrants	remaining available
Plan category	and rights	and rights	for future issuance
	(a)	(b)	( c)
Equity compensation plans approved by security holders	869,350	$23.139	987,160
Equity compensation plans not approved by security holders (1)	989,738	$7.444	—

Total	1,859,088	$14.783	987,160

(1)	Consists entirely of shares of common stock issuable upon exercise of options under the Argon Engineering Associates, Inc. Stock Plan. There will be no further options or common stock granted under this plan.

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
ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth the selected statement of earnings data and balance sheet data for each of the periods indicated. The selected financial data for the years ended September 30, 2006, 2005, 2004, 2003, and 2002 are derived from our audited consolidated financial statements and related notes.
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
     The selected financial data for September 30, 2004, 2003 and 2002 reflect the results from operations of Argon Engineering. Balance sheet and backlog data include Sensytech as of September 30, 2004, while results from operations include Sensystech from September 29, 2004, the date of the merger.

	Years Ended September 30
	2006	2005	2004	2003	2002
		(In thousands, except per share data)
Contract revenues	$258,835	$271,754	$129,184	$79,349	$61,759

Cost of revenues	206,023	222,792	107,307	65,271	51,034

General and adminstrative expenses	22,212	14,578	5,905	5,844	5,181

Income from operations	30,600	34,384	15,972	8,234	5,544

Other income, net	1,180	698	154	31	62

Income before income taxes	31,780	35,082	16,126	8,265	5,606

Provision for income taxes	(12,385)	(13,301)	(6,177)	(2,696)	(2,021)

Net income	$19,395	$21,781	$9,949	$5,569	$3,585

Earnings per share
Basic	$0.90	$1.10	$0.81	$0.47	$0.32

Diluted	$0.87	$1.06	$0.74	$0.44	$0.29

	Years Ended September 30
	2006	2005	2004	2003	2002
		(In thousands)
Balance sheet data
Cash and cash equivalents	$33,498	$4,064	$29,732	$4,100	$5,231
Total assets	$313,531	$249,834	$221,741	$23,736	$20,090
Total debt	$86	$11,138	$282	$34	$172
Stockholder’s Equity	$265,696	$192,013	$160,925	$11,010	$7,944

Other data
Backlog (unaudited)	$225,169	$271,107	$228,819	$157,070	$96,799
Dividends	$—	$—	$7,851	$2,462	$—
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth in “Business Risks” under Item 1A of this report.

Forward-looking Statements
     Statements in this annual report on Form 10-K, including without limitation in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are forward-looking statements under the provision of the Private Securities Litigation Reform Act of 1955. All forward-looking statements involve risks and uncertainties. These statements are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions or results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties including those set forth in “Business Risks” under Item 1A of this Report. In addition to those risks specifically mentioned in this report, such risks and uncertainties include, but are not limited to, the existence of demand for, and acceptance of our products and services, regulatory approvals, export approvals, economic conditions both domestically and internationally, the impact of competition and pricing, results of financing efforts and other factors affecting our business that are beyond our control. All of the forward-looking statements should be considered in light of these factors. You should not put undue reliance on any forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect new information, future events or otherwise, except as provided by law.
Overview
General
     We are a leading systems engineering, development and services company providing full-service C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) systems and services to a wide range of defense and intelligence customers. Our systems provide communications intelligence, electromagnetic intelligence, electronic warfare and information operations capabilities that enable our defense and intelligence customers to detect, evaluate and respond to potential threats. These systems are deployed on a range of military and strategic platforms including surface ships, submarines, unmanned underwater vehicles (UUV), aircraft, unmanned aerial vehicles (UAV), land mobile vehicles, fixed site installations and re-locatable land sites.
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
     Management’s discussion and analysis addresses our historical results of operations and financial condition as shown in our consolidated financial statements for the fiscal years ended September 30, 2006, 2005 and 2004. Consistent with the reverse acquisition accounting treatment applied to the merger, our historical financial statements presented in this Form 10-K for periods prior to the acquisition date are the statements of Argon Engineering (except for stockholders’ equity which has been retroactively restated for the equivalent number of shares of Argon ST, as the legal acquirer). The operations of the former Sensytech businesses have been included in the financial statements from September 29, 2004, the date of acquisition. Both companies had their fiscal year ending on September 30.
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
     The following table represents our revenue concentration by contract type for the periods indicated:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
Contract Type	September 30, 2006	September 30, 2005	September 30, 2004
Fixed-price contracts	65%	79%	71%

Cost reimbursable contracts	25%	16%	19%

Time and materials contracts	10%	5%	10%
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
     The change in our contract mix in fiscal year 2006 resulted from the addition of Radix Technologies and San Diego Research Center, Inc. both of which have a predominance of cost type programs, combined with the effects of the contributed revenue from the new SSEE Inc. F program (a cost reimbursable contract). The year over year decline in production of submarine systems, which are primarily fixed price contracts, has also contributed to the change in revenue concentration by contract type.
Backlog
     We define backlog as the funded and unfunded amount provided in contracts less previously recognized revenue and exclude all unexercised options on contracts. Some contracts where work has been authorized carry a funding ceiling that does not allow us to continue work on the contract once the customer obligations have reached the funding ceiling. In such cases, we are required to stop work until additional funding is added to the contract. Our experience in this case is rare and therefore we generally carry the entire amount that the customer intends to execute as backlog when we are confident that the customer has access to the required funding for the contract.

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
     Our backlog consisted of the following at September 30:

	2006	2005	2004
Funded	$162,796,000	$199,543,000	$222,222,000
Unfunded	62,373,000	71,564,000	6,597,000

Total	$225,169,000	$271,107,000	$228,819,000

     Of the total unfunded backlog at September 30, 2005, $60,556,000 pertained to the Aerial Common Sensor (ACS) program, on which we were a subcontractor. On January 12, 2006, we received a termination order from Lockheed Martin, our prime contractor, and the unfunded backlog was removed. We continue to carry $278,000 of funded backlog as we negotiate termination costs with our prime contractor.
     Adjusted for the removal of ACS backlog, we experienced a modest, 6.9% increase in backlog in fiscal 2006 over fiscal 2005. This relatively flat level of backlog was the result of the delay in award of a number of programs, including the SSTD 25-A, from 2006 into 2007.
     Our total, funded and unfunded backlog as of the end of any fiscal quarter or year may fluctuate due to numerous factors, including the schedule for and timing of contract awards we are pursuing, the timing of government contracts we have been awarded and our success in winning new and follow-on contract awards.
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

Interest Income, net
     Net interest income is derived solely from interest earned on cash reserves maintained in short-term investment accounts and are therefore subject to short-term interest rates that have minimal risk.
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

	2006	2005	2004
Internal research and development	$6,286,000	$3,992,000	$1,301,000
Customer-funded research and development	50,130,000	50,009,000	47,673,000

Total	$56,416,000	$54,001,000	$48,974,000

     In fiscal years 2006, 2005 and 2004, internal research and development expenditures represented 2.4%, 1.5% and 1.0% of our revenues, respectively.
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
     Indirect Rate Variance
     We apply overhead and general and administrative expenses as a percentage of direct contract costs based on annual budgeted indirect expense rates. To the extent actual expenses for an interim period are greater than the budgeted rates, the variance is deferred if management believes it is probable that the variance will be absorbed by future contract activity. This probability assessment includes projecting whether future indirect costs will be sufficiently less than the annual budgeted rates or can be absorbed by seeking increased billing rates applied on cost-plus-fee contracts. At the end of each interim reporting period, management assesses the recoverability of any amount deferred to determine if any portion should be charged to expense. In assessing the recoverability of variances deferred, management takes into consideration estimates of the amount of direct labor and other direct costs to be incurred in future interim periods, the feasibility of modifications for provisional billing rates, and the likelihood that an approved increase in provisional billing rates can be passed along to a customer. Variances are charged to expense in the periods in which it is determined that such amounts are not probable of recovery. At the end of the fiscal year, indirect rates are applied using actual costs incurred, and variances at the end of fiscal year 2006 were deemed to be immaterial.
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
Goodwill
     Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we test for impairment at least annually using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We performed the test during the fourth quarter of fiscal year 2006 and found no impairment to the carrying value of goodwill.
Accounts Receivable
     We are required to estimate the collectibility of our accounts receivables. Judgment is required in assessing the realization of such receivables, and the related reserve requirements are based on the best facts available to us. Since most of our revenue is generated under U.S. government contracts, our current accounts receivable reserve is not significant to our overall receivables balance.

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
Historical Operating Results
Fiscal year ended September 30, 2006 compared to fiscal year ended September 30, 2005
     The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the fiscal years indicated:

	September 30	September 30	Increase (Decrease) 2006
	2006	2005	Compared to 2005
Contract revenues	$258,835,000	$271,754,000	$(12,919,000)
Cost of revenues	206,023,000	222,792,000	(16,769,000)
General and administrative expenses	22,212,000	14,578,000	7,634,000
Interest income and interest expense	1,180,000	698,000	482,000
Provision for income taxes	12,385,000	13,301,000	(916,000)
Net income	19,395,000	21,781,000	(2,386,000)
Contract Revenues:
     Revenue decreased approximately $12,919,000 or 5% during fiscal year 2006. The decrease was the result of several factors. The termination of the ACS contract caused a $11,559,000 revenue decrease in fiscal year 2006. In addition, revenue declined as a result of the completion or substantial completion of a number of submarine and surface ship systems, offset partially by revenue growth from our acquisitions of Radix, SDRC and IRIS as well as a major new surface ship contract and other contract awards during the year.
Cost of Revenues:
     Cost of revenues decreased approximately 8% for fiscal year 2006 as compared to fiscal year 2005. The decrease was comprised primarily of a decrease in material costs of approximately $37,646,000 due to our completion or substantial completion of a number of significant production programs. The decrease was partially offset by an increase in direct labor, subcontracts and other direct costs of approximately $7,491,000 as we increased staff size to satisfy requirements of our new development contracts, and the integration of labor from our acquired companies. Compensated leave and other fringe benefits increased approximately $7,468,000 due to increased employee population. Engineering overhead increased approximately $2,874,000 of which $1,874,000 was an increase in business development cost, when compared to fiscal year 2005. Stock compensation expense of approximately $907,000 was recorded in fiscal year 2006 under SFAS No. 123R; however, no stock compensation was recognized for 2005. The increase in fringe benefits and facilities costs are related to an increase in employee population, while the increase in business development costs is consistent with our emphasis on penetrating new markets. Cost of revenues as a percentage of revenue decreased to 80% for fiscal year 2006 from 82% for fiscal year 2005, largely due to a shift in labor from direct and overhead functions to research and development expense, which is included in general and administrative expenses.

General and Administrative Expenses:
     General and administrative expenses increased approximately 52% for fiscal year 2006, as compared to the fiscal year 2005. The increase was due primarily to an increase in salaries expense of approximately $1,682,000 as a result of increased staff, increased research and development expense of approximately $2,994,000, and an increase in professional fees expenses of approximately $336,000. Stock compensation expense of approximately $1,014,000 was recorded in fiscal year 2006 under SFAS No. 123R; however, no stock-based compensation was recognized for 2005. Fringe benefits and facilities expenses allocated to general and administrative expenses increased by $1,219,000 and $420,000 respectively, as a result of our increased employee population and facilities added in connection with our fiscal year 2006 acquisitions.
Interest Income and Interest Expense:
     Interest income increased approximately $635,000 for fiscal year 2006, as compared to the fiscal 2005. This increase was a result of significantly higher average cash balances due to proceeds from our secondary stock offering in December 2005, improved accounts receivable collections, and higher short-term interest rates during fiscal year 2006 compared to the fiscal year 2005. Interest expense increased by $153,000 for fiscal 2006 compared to fiscal year 2005 due to borrowings on the line of credit during the first quarter of 2006.
Provision for Income Taxes:
     Our provision for income taxes for fiscal year 2006 was $12,385,000 as compared to approximately $13,301,000 for the fiscal year 2005. The effective tax rate for fiscal year 2006 was 39.0% compared to 37.9% for fiscal year 2005. The research and development tax credit expired on December 31, 2005 and therefore did not reduce the effective tax rate in fiscal year 2006, compared to a 1.0% reduction in fiscal year 2005 attributable to the credit.
Net Income:
     Net income decreased $2,386,000, or approximately 11%, for fiscal year 2006 compared to the fiscal year 2005. This decrease in net income reflects the shift in fixed price contract work from 79% of revenues during fiscal year 2005 to 65% of revenues during fiscal year 2006. Our profitability was further impacted by stock compensation expense, net of tax of $1,505,000 for fiscal year 2006. During fiscal year 2005, no stock-based compensation was recognized. In addition, in the second quarter of fiscal year 2006, we lowered the profit expectations on one of our larger fixed price programs as a result of unanticipated technical difficulties causing a delay in program completion. This change in program estimated profit at completion resulted in a pretax profit reduction of $2,147,000 in fiscal year 2006.
Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004
     The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the periods indicated:

	September 30,	September 30,	Increase 2005
	2005	2004	Compared to 2004
Contract revenues	$271,754,000	$129,184,000	$142,570,000
Cost of revenues	222,792,000	107,307,000	115,485,000
General and administrative expenses	14,578,000	5,905,000	8,673,000
Interest income and interest expense	698,000	154,000	544,000
Provision for income taxes	13,301,000	6,177,000	7,124,000
Net income	21,781,000	9,949,000	11,832,000
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
     Backlog at the end of fiscal year 2005 increased $41,734,000, or approximately 18%, compared with 2004 fiscal year-end backlog. The increase in backlog in 2005 was primarily the result of continuing orders and receipt of a large order for the Aerial Common Sensor (ACS) program. 2005 fiscal year-end backlog includes $60,973,000 with respect to our work on the ACS program. See “— Overview—Backlog,” above.
     New orders increased $73,597,000, or approximately 31%, in fiscal year 2005 compared to fiscal year 2004. This increase is a result of full rate production orders for ship systems. Bookings in fiscal year 2005 include $71,797,000 related to the ACS program. See “— Overview—Backlog,” above.
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
Income Tax Expense:
     Our provision for income taxes increased $7,124,000 or 115% to $13,301,000 for fiscal year 2005 from $6,177,000 for fiscal year 2004. The fiscal year 2005 effective tax rate was 37.9% compared to 38.3% in 2004. For fiscal year 2005, the research and development tax credit reduced the effective rate by 1% compared to a 1.9% reduction in fiscal year 2004. For fiscal year 2005, other items, such as permanent tax differences and an over accrual of prior year taxes had a 0.1% effect on the effective tax rate. For fiscal year 2004, permanent differences and an under accrual of prior year taxes increased the effective tax rate by 1.3%
Net Income:
     As a result of the above, net income increased $11,832,000 or 119% to $21,781,000 for fiscal year 2005 from $9,949,000 for fiscal year 2004.
Analysis of Liquidity and Capital Resources
     Cash
     At September 30, 2006, we had cash of $33,498,000 compared to cash of $4,064,000 at September 30, 2005, an increase of $29,434,000. Our largest source of cash during fiscal year 2006 was $46,768,000 from the secondary offering. Cash provided by operating activities was $38,044,000 of which $19,685,000 resulted from a decrease in billed and unbilled accounts receivable. The primary use of cash during fiscal year 2006 was the acquisition of four companies totaling $56,670,000, net of cash acquired.
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
     The time lag between our receipt of a milestone payment and our incurrence of associated costs under the contract can be several months, therefore, milestone payments under fixed-price contracts can significantly affect our cash position at any given time. The receipt of milestone payments will temporarily increase our cash on hand and our deferred revenue. As costs are incurred under the contract and contract revenue is recognized, cash and deferred revenue associated with the payment will decrease. During fiscal year 2006, milestone payments related to a major production program resulted in an increase in deferred revenue of $5,914,000 over the fiscal year 2005 level. We received significant milestone payments during fiscal year 2004 in connection with placement of materials orders on three separate fixed-price production contracts. Over the years, these milestone payments have had a significant effect on our comparative cash balances. We expect that fluctuations in deferred revenue will occur based on the particular timing of milestone payments under our fixed-price contracts and our subsequent incurrence of costs under the contracts. Due to these fluctuations, our cash position at the end of any fiscal quarter or year may not be indicative of our cash position at the end of subsequent fiscal quarters or years.

     Line of Credit
     The Company’s $15,000,000 line of credit with Bank of America, N.A. (the “Lender”) expired on February 28, 2006, and was replaced by a revolving credit agreement, also with the Lender. The new credit facility will terminate no later than February 28, 2008. The terms and conditions are substantially similar to the credit facility it replaced, except that the maximum availability was increased to $40,000,000 and the facility contains a sublimit of $15,000,000 to cover letters of credit. In addition, borrowings on the line of credit will bear reduced interest at the LIBOR rate plus 150 basis points. An unused commitment fee of 0.25% per annum, payable in arrears, is also required.
     All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining its primary accounts with the Lender. Borrowing availability under the line of credit is equal to the Company’s EBITDA (“net income plus income taxes, interest, depreciation and amortization”). For fiscal year ending September 30, 2006, EBITA was $37,571,000. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of September 30, 2006, the Company was in compliance with these covenants and the financial ratio.
     At September 30, 2006, there were no borrowings outstanding against the line of credit. Letters of credit outstanding at September 30, 2006 amounted to $1,394,000 and $36,177,000 was available on the line of credit.
     Cash Flows
     For fiscal year 2006 cash of 38,044,000 was provided by operating activities compared to $26,546,000 used in operating activities during fiscal year 2005. Billed and unbilled receivables provided $19,685,000 of cash in fiscal year 2006 compared to using cash of $42,853,000 in fiscal year 2005. We saw a similar improvement in deferred revenue, however increases in inventory, deferred project costs and the decrease in accounts payable and accrued expenses used $17,152,000 of cash during the year.
     Net cash used in investing activities was $49,798,000 which was comprised primarily of cash used to acquire four businesses during fiscal year 2006. See Note 2 to the consolidated financial statements in this report. Cash used in business acquisitions, net of cash placed in escrow on September 30, 2005 was $45,770,000. The remainder of the cash was used to acquire property, plant and equipment during the year. We expect that our investment in property and equipment will continue as we upgrade and replace older equipment and as our employee base increases.
     Net cash provided by financing activities was $41,188,000 for fiscal year 2006. Proceeds from our secondary offering, net of expenses, was $46,768,000 and was used to payoff the line of credit of $11,000,000 and to fund the acquisitions completed this year. In addition, we received proceeds from option exercises and employee stock purchases of $2,572,000 and $897,000, respectively.
     We believe that the combination of internally generated funds, cash and cash equivalent on hand and available bank credit will provide the required liquidity and capital resources necessary to fund ongoing operations, customary capital expenditures and other working capital needs over the next 12 months.

Contractual Obligations and Commitments
     As of September 30, 2006, our contractual cash obligations were as follows:

		Due in	Due in	Due in	Due in	Due in
	Total	2007	2008	2009	2010	2011	Thereafter
Capital leases	$86,000	$36,000	$25,000	$23,000	$2,000	—	—
Operating leases	$27,733,000	$7,362,000	$7,534,000	$5,151,000	$2,385,000	$1,831,000	$3,470,000

Total	$27,819,000	$7,398,000	$7,559,000	$5,174,000	$2,387,000	$1,831,000	$3,470,000

     As of September 30, 2006, our other commercial commitments were as follows:

	Total	Less Than 1 Year	1-3 Years
Letters of credit	$1,394,000	$1,394,000	—
     We have no long-term debt obligations, other operating lease obligations, contractual purchase obligations, or other long-term liabilities other than those shown above. We also have no other off-balance sheet arrangements of any kind.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS 157 will be effective for us beginning October 1, 2008. We are evaluating the statement to determine the effect, if any, on our future financial statements and related disclosures.
     In September 2006, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to quantify the impact of all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This pronouncement is effective for us on October 1, 2006. We do not believe SAB 108 will have a material effect on our financial statements and related disclosures.
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for us beginning October 1, 2007. We are evaluating the interpretation to determine the effect on our financial statements and related disclosures.
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

Interest Rates:
     Our line of credit financing provides available borrowing to us at a variable interest rate tied to the bank’s prime interest rate or the LIBOR rate. At September 30, 2006, we had no borrowing under the line of credit. Upward movement in interest rates would result in our incurring higher interest expenses to the extent amounts are outstanding under our line of credit.
Foreign Currency:
     We have contracts to provide services to certain foreign countries approved by the U.S. government. Our foreign sales contracts require payment in U.S. dollars, and therefore are not affected by foreign currency fluctuations. We occasionally issue orders or subcontracts to foreign companies in local currency. At September 30, 2005, we had a contract that locked in the exchange rate to purchase £3,660,000 for $6,634,000 to remit to a UK subcontractor. See Note 16 to the consolidated financial statements for additional information on this transaction.
Recent Developments:
     On November 15, 2006, the Company announced that it has been awarded a multi-year contract for the continued development and production of the AN/SLQ-25A Torpedo Countermeasures System for the U.S. Navy. The contract was awarded by the U.S. Naval Sea Systems Command (NAVSEA 415) for the continued development and support of the AN/SLQ-25A system which is widely deployed on Navy surface ships. Work under the contract will primarily be accomplished at the Company’s Smithfield, Pennsylvania facility with support from the corporate headquarters in Fairfax, Virginia. The contract calls for a base year with four additional option years. The first increment of tasking on the base year has a value of $17,650,000. It is anticipated that additional tasks and funding will be added to this contract during both the base and four option years.
     This contract initially had been planned for commencement in the third quarter of fiscal year 2006, but operational delays by the government in sea testing and contract negotiations unexpectedly pushed the award into fiscal year 2007. Production plans for the AN/SLQ-25A system are scheduled to begin in fiscal year 2008.
     During the fiscal year ended September 30, 2006, the Company incurred costs totalling approximately $4,436,000 related to this contract. The contract costs were accounted for as deferred project costs as of September 30, 2006, please see Note 1 – Summary of Significant Accounting Policies — Deferred Project Costs in the consolidated financial statements included in this report.
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
     We have audited the accompanying consolidated balance sheets of Argon ST, Inc. and subsidiaries (the Company), as of September 30, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. We have also audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that the Company maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
      As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Radix Technologies, Inc. (“Radix”), which was acquired on October 1, 2005 and San Diego Research Center, Incorporated (“SDRC”), which was acquired on July 3, 2006, which are included in the 2006 consolidated financial statements of Argon ST, Inc. The total combined revenues of Radix and SDRC represented less than 7% of the Company’s consolidated total revenues for the year ended September 30, 2006 and the total net income of Radix and SDRC represented less than 1% of the Company’s consolidated total combined net income for the year ended September 30, 2006. Our audit of internal control over financial reporting of Argon ST, Inc. also did not include an evaluation of the internal control over financial reporting of Radix and SDRC.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Argon ST, Inc. as of September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control–Integrated Framework issued by COSO.
/s/ Grant Thornton LLP
McLean, Virginia
December 7, 2006

ARGON ST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,498,000	$4,064,000
Accounts receivable, net	86,842,000	103,577,000
Inventory	3,954,000	1,166,000
Income taxes receivable	23,000	2,464,000
Deferred project costs	5,597,000	—
Deferred income tax asset	2,083,000	1,742,000
Prepaids and other	1,481,000	888,000

TOTAL CURRENT ASSETS	133,478,000	113,901,000
Property, equipment and software, net	16,726,000	14,896,000
Advances and cash held in escrow	—	10,900,000
Goodwill	148,719,000	107,956,000
Intangibles, net	13,200,000	1,219,000
Other assets	1,408,000	962,000

TOTAL ASSETS	$313,531,000	$249,834,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of Credit	$—	$11,000,000
Accounts payable and accrued expenses	19,124,000	26,857,000
Accrued salaries and related expenses	10,678,000	8,848,000
Deferred revenue	13,053,000	7,139,000
Notes payable — current portion	—	56,000
Capital lease obligations — current	33,000	19,000
Deferred rent	419,000	61,000

TOTAL CURRENT LIABILITIES	43,307,000	53,980,000
Deferred income tax liability, long term	2,937,000	1,979,000
Deferred rent	1,538,000	1,799,000
Capital lease obligations, net of current	53,000	63,000
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Common stock:
$.01 Par Value, 100,000,000 shares authorized, 22,313,709 and 20,153,878 shares issued at September 30, 2006 and 2005	223,000	202,000
Additional paid in capital	212,610,000	158,458,000
Treasury stock at cost, 126,245 shares	(534,000)	(534,000)
Retained earnings	53,397,000	34,002,000
Accumulated other comprehensive loss	—	(115,000)

TOTAL STOCKHOLDERS’ EQUITY	265,696,000	192,013,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$313,531,000	$249,834,000

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	For the Year Ended September 30,
	2006	2005	2004
CONTRACT REVENUES	$258,835,000	$271,754,000	$129,184,000

COST OF REVENUES	206,023,000	222,792,000	107,307,000

GENERAL AND ADMINISTRATIVE EXPENSES	22,212,000	14,578,000	5,905,000

INCOME FROM OPERATIONS	30,600,000	34,384,000	15,972,000

INTEREST INCOME, NET	1,180,000	698,000	154,000

INCOME BEFORE INCOME TAXES	31,780,000	35,082,000	16,126,000
PROVISION FOR INCOME TAXES	12,385,000	13,301,000	6,177,000

NET INCOME	$19,395,000	$21,781,000	$9,949,000

EARNINGS PER SHARE (BASIC)	$0.90	$1.10	$0.81

EARNINGS PER SHARE (DILUTED)	$0.87	$1.06	$0.74

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	21,659,606	19,738,367	12,308,412

Diluted	22,255,467	20,616,024	13,366,916

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other	Total
	Common Stock	Common Stock	Additional Paid		Retained	Comprehensive	Stockholders’
	Number of Shares	Par Value	in Capital	Treasury Stock	Earnings	Income (Loss)	Equity
Balance, September 30, 2003	12,305,962	$123,000	$91,000	$0	$10,796,000	$0	$11,010,000
Shares issued upon exercise of stock options	514,356	6,000	306,000	—	—	—	312,000
Retirement of shares	(120,320)	(1,000)	(11,000)	—	(673,000)	—	(685,000)
Dividend	—	—	—	—	(7,851,000)	—	(7,851,000)
Issuance of shares in connection with merger	6,768,736	67,000	148,657,000	(534,000)	—	—	148,190,000
Net income	—	—	—	—	9,949,000	—	9,949,000

Balance, September 30, 2004	19,468,734	195,000	149,043,000	(534,000)	12,221,000	—	160,925,000
Comprehensive Income
Net income					21,781,000		21,781,000
Unrealized loss on foreign currency exchange contracts						(115,000)	(115,000)

Total Comprehensive Income							21,666,000
Shares issued upon exercise of stock options	639,450	6,000	4,447,000	—	—	—	4,453,000
Employee Stock Purchase Plan	45,694	1,000	1,170,000	—	—	—	1,171,000
Tax Benefit on Stock Option exercises	—	—	3,798,000	—	—	—	3,798,000

Balance, September 30, 2005	20,153,878	202,000	158,458,000	(534,000)	34,002,000	(115,000)	192,013,000
Comprehensive Income
Net income					19,395,000		19,395,000
Realized loss on foreign currency exchange contracts, expensed to operations						115,000	115,000

Total Comprehensive Income							19,510,000
Shares issued upon exercise of stock options	375,849	4,000	2,568,000	—	—	—	2,572,000
Secondary offering, net of expenses	1,725,000	17,000	46,751,000			—	46,768,000
Employee stock purchase plan	33,002		897,000				897,000
Stock-based compensation			1,921,000				1,921,000
Tax benefit on stock option exercises	—	—	2,015,000	—	—	—	2,015,000
Other	25,980						—

Balance, September 30, 2006	22,313,709	$223,000	$212,610,000	$(534,000)	$53,397,000	$0	$265,696,000

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2006	2005	2004
Cash flows from operating activities
Net income	$19,395,000	$21,781,000	$9,949,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,625,000	4,493,000	1,317,000
Deferred income tax (benefit) provision	(677,000)	3,532,000	(4,700,000)
Stock-based compensation	1,921,000	—	—
Loss on disposal of property	165,000	—	—
Bad debt expense	80,000	—	—
Change in:
Billed accounts receivable	18,082,000	(23,820,000)	(13,334,000)
Unbilled accounts receivable	1,603,000	(19,033,000)	(627,000)
Inventory	(2,788,000)	60,000	20,000
Prepaids and other	(254,000)	400,000	(206,000)
Deferred project costs	(5,534,000)	—	—
Accounts payable and accrued expenses	(8,830,000)	13,151,000	2,378,000
Accrued salaries and related expenses	732,000	(1,758,000)	1,732,000
Deferred revenue	5,914,000	(21,197,000)	23,969,000
Income taxes	2,570,000	(8,274,000)	7,513,000
Deferred rent	40,000	321,000	1,119,000
Tax benefit of option exercises	—	3,798,000	—

Net cash provided by (used in) operating activities	38,044,000	(26,546,000)	29,130,000

Cash flows from investing activities
Net cash acquired in merger	—	—	6,952,000
Acquisitions of property, equipment and software	(3,795,000)	(4,370,000)	(2,460,000)
Advances and cash held in escrow	10,900,000	(10,900,000)
Deposits and other assets	(233,000)	(233,000)	(13,000)
Business acquisitions, net of cash acquired	(56,670,000)	—	—

Net cash (used in) provided by investing activities	(49,798,000)	(15,503,000)	4,479,000

Cash flows from financing activities
Advances (repayments) on line of credit	(11,000,000)	11,000,000	—
Payment on note payable	(56,000)	(226,000)	(204,000)
Retirement of common stock	—	—	(234,000)
Tax benefit on stock option exercises	2,015,000	—	—
Proceeeds from exercise of stock options	2,572,000	4,453,000	312,000
Proceeds from employee stock purchase plan exercises	897,000	1,171,000	—
Principal repayments on capital lease obligations	(8,000)	(17,000)	—
Proceeds from secondary offering, net of expenses	46,768,000	—	—
Dividends paid	—	—	(7,851,000)

Net cash provided by (used in) financing activities	41,188,000	16,381,000	(7,977,000)

Net increase (decrease) in cash and cash equivalents	29,434,000	(25,668,000)	25,632,000
Cash and cash equivalents, beginning of year	4,064,000	29,732,000	4,100,000

Cash and cash equivalents, end of year	$33,498,000	$4,064,000	$29,732,000

Supplemental disclosure
Income taxes paid, net of refunds	$(8,479,000)	$(14,212,000)	$(3,275,000)

Interest expense paid	$(166,000)	$(11,000)	$(13,000)

Note payable issued for stock redemption	$—	$—	$451,000

Assets acquired under capital leases	$13,000	$99,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Summary of Significant Accounting Policies
Nature of Business
     Argon ST (the “Company”), headquartered in Fairfax, Virginia, provides full service C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) systems. The systems are sold primarily for the ultimate use of either the U.S. government or certain U.S. government-approved foreign governments. The systems are used on a broad range of military and strategic platforms including surface ships, submarines, unmanned underwater vehicles, aircraft, unmanned aerial vehicles, land mobile vehicles, fixed site installations and relocatable land sites.
Principles of Consolidation
     The consolidated financial statements include the accounts of Argon ST, Inc. and its wholly owned subsidiaries, Radix Technologies, Inc., San Diego Research Center, Inc. and Daedalus Enterprises Export Corporation (inactive). All intercompany transactions and balances have been eliminated in consolidation.
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
     The following table represents Argon ST’s revenue concentration by contract type:

	Fiscal Years Ended September 30,
	2006	2005	2004
Fixed-price contracts	65%	79%	71%
Cost reimbursable contracts	25%	16%	19%
Time and materials contracts	10%	5%	10%
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
     Revenues recognized in excess of billings are recorded as unbilled accounts receivable. Cash collections in excess of revenues recognized are recorded as deferred revenues until the revenue recognition criteria are met. Reimbursements, including those related to travel, other out of pocket expenses and any third party costs, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of revenues.
Indirect Rate Variance
     We apply overhead and general and administrative expenses as a percentage of direct contract costs based on annual budgeted indirect expense rates. To the extent actual expenses for an interim period are greater than the budgeted rates, the variance is deferred if management believes it is probable that the variance will be absorbed by future contract activity. This probability assessment includes projecting whether future indirect costs will be sufficiently less than the annual budgeted rates or can be absorbed by seeking increased billing rates applied on cost-plus-fee contracts. At the end of each interim reporting period, management assesses the recoverability of any amount deferred to determine if any portion should be charged to expense. In assessing the recoverability of variances deferred, management takes into consideration estimates of the amount of direct labor and other direct costs to be incurred in future interim periods, the feasibility of modifications for provisional billing rates, and the likelihood that an approved increase in provisional billing rates can be passed along to a customer. Variances are charged to expense in the periods in which it is determined that such amounts are not probable of recovery. At the end of the fiscal year, indirect rates are applied using actual costs incurred and variances at the end of fiscal year 2006 were deemed to be immaterial.
Reclassification
     Reclassification is made to the prior years financial statements when appropriate, to conform to the current year presentation.
Cash and Cash Equivalents
     Cash and cash equivalents include cash and investments that are readily convertible into cash and have original maturities of three months or less.

Accounts Receivable
     Argon ST reviews its receivables regularly to determine if there are any potential uncollectible accounts. The majority of Argon ST’s receivables are from agencies of the U.S. Government, where there is minimal credit risk. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. During fiscal year ended 2006, we charged $80,000 to bad debt expense. There was no charge to bad debt expense during fiscal years 2005 and 2004.
Inventories
     Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Inventories consist of the following at September 30:

	2006	2005
Raw Materials	$1,940,000	$720,000
Component parts, work in process	$1,919,000	$355,000
Finished component parts	$137,000	$91,000

	$3,996,000	$1,166,000
Reserve	(42,000)	—

Total	$3,954,000	$1,166,000

Deferred Project Costs
     During the fiscal year ended September 30, 2006, the Company incurred cost of approximately $4,436,000 related to the multi-year contract for the continued development and production of the AN/SLQ-25A Torpedo Countermeasures System for the U.S. Navy that was ultimately awarded in November 2006. This contract initially had been planned for commencement in the third quarter of fiscal year 2006 but operational delays by the government in sea testing and contract negotiations unexpectedly delayed the award until fiscal year 2007. The contract costs consisting of material costs and associated burdens is accounted for as deferred project cost as of September 30, 2006.
     Deferred Project Costs also includes approximately $1,161,000 of cost related to materials to which the Company has title but which were not received as of September 30, 2006.
Long-Lived Assets (Excluding Goodwill)
     The Company follows the provisions of SFAS No. 144 in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization. SFAS No.144 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Any write-downs are treated as permanent reductions in the carrying amount of the assets.
Goodwill
     Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company tests for impairment at least annually using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We performed the test during the fourth quarter of fiscal years 2006 and 2005, respectively, and found no impairment to the carrying value of goodwill.

Intangibles
     Intangible assets consist of the value of customer related intangibles and developed technology acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives.
     The Company’s intangible assets as of September 30, 2006 were as follows:

	Estimated	Weighted
	Economic Life	Average Life
Customer related	2.625 – 8.250 years	7.29 years
Developed technology	1 – 5 years	4.26 years
Total intangible assets		7.30 years
Property, Equipment and Software
     Property, equipment and software are stated at cost. Depreciation is provided over the estimated useful lives of the assets, which range from three to five years, using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the asset or the respective lease terms, which range from 1 to 15 years, using the straight-line method.
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
     Under the modified prospective method, results for the fiscal years ended September 30, 2005 and 2004 were not restated to include stock option expense. The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based employee compensation, which historically was calculated using the Black-Scholes pricing model, for the years ended September 30, 2005 and 2004 are presented below. The fiscal year 2005 and 2004 pro forma stock-based compensation disclosed below has been increased by $224,000 and $26,000, respectively, to correct the initial vesting period used for certain options awarded during the year ended September 30, 2004.

	Year Ended	Year Ended
	September 30, 2005	September 30, 2004
Net Income	$21,781,000	$9,949,000
Add: Stock-based employee compensation expense included	—	—
In reported net income, net of related tax effects

Less: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	1,584,000	198,000

Pro forma net income	$20,197,000	$9,751,000

Earnings per share:
Basic – as reported	$1.10	$0.81
Basic – pro forma	$1.02	$0.79
Earnings per share:
Diluted – as reported	$1.06	$0.74
Diluted – pro forma	$0.98	$0.73
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
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS 157 will be effective for the Company beginning October 1, 2008. The Company is evaluating the statement to determine the effect, if any, on future financial statements and related disclosures.

     In September 2006, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (‘SAB 108”). SAB 108 requires companies to quantify the impact of all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This pronouncement is effective for the Company on October 1, 2006. The Company does not believe SAB 108 will have a material effect on its financial statements and related disclosures.
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning October 1, 2007. The Company is evaluating the interpretation to determine the effect on its financial statements and related disclosures.
Earnings Per Share:
     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed by dividing the net income by the weighted average number of common and common equivalent shares outstanding during each period. The following summary of basic and diluted shares is presented for the years ended September 30:

	2006	2005	2004
Net Income	$19,395,000	$21,781,000	$9,949,000

Weighted Average Shares Outstanding — Basic	21,659,606	19,738,367	12,308,412

Effect of Dilutive Securities:
Net Shares Issuable Upon Exercise of Stock Options	595,861	877,657	1,058,504

Weighted Average Shares Outstanding — Diluted	22,255,467	20,616,024	13,366,916

Basic Earnings per Share	$0.90	$1.10	$0.81

Diluted Earnings per Share	$0.87	$1.06	$0.74

     Stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS, because to do so would have been antidilutive, were 498,150 for the year ended September 30, 2006.
Note 2 — Acquisitions and Mergers
Year Ended September 30, 2006
San Diego Research Center, Inc.
     On July 3, 2006, the Company acquired 100% of the voting equity of San Diego Research Center, Inc. (‘SDRC’) through the merger of a wholly-owned subsidiary of Argon ST with and into SDRC. SDRC is based in San Diego, California and serves the defense wireless communications sector by inventing, implementing and integrating complete systems suited for military environments.

     The Company paid $41,000,000 in cash at closing for the SDRC stock. In addition $4,000,000 will be paid out in the form of retention payments to certain employees payable over the four years following the acquisition closing and will be charged to expense over that period. Direct expenses of $689,000 consisting of legal, accounting, investment banking, and other fees were incurred in connection with this acquisition and are included in the purchase price. Management believes that SDRC’s combination of workforce skills, cultural fit and technology will allow Argon ST to expand into new markets and to support SDRC’s expected rapid future growth as systems under development move into production. The results of SDRC’s operations are included in the consolidated financial statements beginning as of July 3, 2006.
     Of the purchase price $10,667,000 was allocated to customer related intangibles to be amortized over 8.25 years and $539,000 was allocated to a technology intangible to be amortized over three years. In addition, $30,596,000 was allocated to goodwill of which none is deductible for tax purposes. Pursuant to the requirements of SFAS No. 141, this acquisition is deemed to be material and pro forma disclosure along with the other acquisitions completed in fiscal year 2006 is presented below.
     The Company has recognized the fair value of assets acquired and liabilities assumed for the SDRC acquisition completed in fiscal year 2006 as follows:

Current assets	$2,322,000
Property, plant and equipment	1,073,000
Other assets	2,534,000
Intangibles — customer related	10,667,000
Intangibles-technology	593,000
Goodwill	30,596,000

Total assets acquired	47,785,000

Liabilities assumed	(6,096,000)

Net purchase price	$41,689,000

Other Acquisitions
Radix Technologies, Inc.
     Effective October 1, 2005, the Company acquired 100% of the voting equity of Radix Technologies, Inc. (‘Radix’) through the merger of a wholly-owned subsidiary of Argon ST with and into Radix. Radix is based in Mountain View, California, and designs and produces signal processing systems and equipment for military, intelligence and commercial applications. The Company paid $10,900,000 in cash at closing for the Radix stock, and the transaction provides for additional consideration in a maximum aggregate amount of $1,500,000 to be paid upon the achievement of certain performance targets during the 15 month period following the closing. Contingent payments are recorded as additional purchase price when the contingency is determinable beyond a reasonable doubt. As of September 30, 2006, Radix achieved its target for revenue and a payment of $750,000 is scheduled for December 2006. In addition to the purchase price, direct expenses of $143,000 consisting of legal, accounting and other fees were incurred in connection with the acquisition and are included in the purchase price. Management believes that Radix’s complementary capabilities and its customer relationships will create significant new business opportunities for the Company. Radix operates as a wholly owned subsidiary of the Company. The results of Radix’s operations are included in the consolidated financial statements beginning as of October 1, 2005.
     Of the purchase price, $1,039,000 was allocated to intangibles related to customer relationships and will be amortized over three years. In addition, $7,114,000 which includes the $750,000 contingent payment to be made in December was allocated to goodwill, none of which is deductible for tax purposes.

ProDesign Solutions, LLC
     On February 13, 2006, the Company acquired certain assets of ProDesign Solutions, LLC (‘ProDesign’). ProDesign, based in Sarasota, Florida, provides a wide array of industrial design services including ruggedized electronic enclosures, electro-mechanical engineering, software/firmware engineering, and rapid prototyping, with extensive experience in working with composite materials for weight savings. The Company paid $1,750,000 in cash and assumed liabilities of $55,000 related to a note payable and a capital lease. Of the purchase price, $434,000 was allocated to intangibles related to technology and processes that will be amortized over three years. In addition, $831,000 was allocated to goodwill, all of which is deductible for tax purposes over a 15 year amortization period. The results of ProDesign’s operations are included in the consolidated financial statements as of February 13, 2006.
Innovative Research, Ideas, and Services Corporation
     On July 31, 2006, the Company acquired 100% of the voting equity of Innovative Research, Ideas, and Services Corporation (‘IRIS’). IRIS is based in Ann Arbor, MI and specializes in sensor systems analysis, design, software development, sensor data fusion and developing ISR standards. Subsequent to the acquisition, IRIS was merged into Argon ST.
     The Company paid $2,800,000 in cash for the IRIS stock and the acquisition agreement provides for maximum contingent consideration of $1,500,000 to be paid upon achievement of certain performance targets through September 29, 2007. In addition to the purchase price, the Company paid direct expenses of $64,000 in connection with the acquisition. Management believes that IRIS’s capabilities complement the Company’s existing sensor products and opens up new customer bases. The results of IRIS’s operations are included in the consolidated financial statements beginning as of July 31, 2006.
     Of the purchase price, $840,000 was allocated to customer-related and technology intangibles, while $2,222,000 was allocated to goodwill, none of which is deductible for tax purposes. Pursuant to the requirements of SFAS No. 141, management has deemed that this acquisition is not material to the financial statements, however, pro forma disclosure is presented for all the 2006 acquisitions in total.
     The Company has recognized the fair value of assets acquired and liabilities assumed for the three above acquisitions as follows:

Current assets	$2,735,000
Property, plant and equipment	1,158,000
Other assets	1,918,000
Intangibles — customer related	1,803,000
Intangibles — technology	510,000
Goodwill	10,167,000

Total assets acquired	18,291,000

Liabilities assumed	(1,884,000)

Net purchase price	$16,407,000

Pro Forma Information (Unaudited)
     The following unaudited pro forma combined condensed statement of earnings sets forth the consolidated revenue, net income and diluted earnings per share of the Company for the years ended September 30, 2006 and 2005. The information has been compiled as if each of the above acquisitions occurring in fiscal year 2006 had been completed at the beginning of the fiscal year ended September 30, 2005. The pro forma net income includes a nonrecurring charge of $4,168,000, net of tax, related to stock compensation recorded immediately prior to the acquisition. This unaudited pro forma information does not purport to be indicative of the actual results that would have occurred if these acquisitions had actually been completed on the dates described above.

	September 30,
	2006	2005
Revenue	$271,919,000	$295,455,000

Net income	15,876,000	20,850,000

Earnings per share
Basic	$0.73	$1.05
Diluted	$0.71	$1.01
Note 3 — Goodwill and Intangible Assets
Goodwill
     Changes in the carrying amount of goodwill during the years ended September 30, 2006 and September 30, 2005 is summarized in the following table:

	September 30,
	2006	2005
Beginning balance	$107,956,000	$107,776,000
Goodwill acquired during the year	40,763,000	—
Adjustments due to change in the fair value of assets acquired and liabilities assumed	—	180,000
Impairment losses	—	—

Ending Balance	$148,719,000	$107,956,000

Intangibles
     Intangible assets consist of the value of customer related intangibles and developed technology acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives. Argon ST amortized $1,592,000, $971,000 and $0 of intangible assets in fiscal year 2006, 2005 and 2004, respectively.
     Amortizable intangible assets were comprised of the following:

	September 30, 2006
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer related	$14,408,000	$2,235,000	$12,173,000
Developed technology	1,355,000	328,000	1,027,000

Total intangible assets	$15,763,000	$2,563,000	$13,200,000

	September 30, 2005
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer related	$1,938,000	$719,000	$1,219,000
Developed technology	252,000	252,000	—

Total intangible assets	$2,190,000	$971,000	$1,219,000

     Future expected amortization expense of intangible assets is as follows:

Amortization
Year Ending September 30,	Expense

2007	2,324,000
2008	2,330,000
2009	1,770,000
2010	1,520,000
2011	1,378,000
Thereafter	3,878,000

Total	$13,200,000

Note 4 — Customer Concentrations of Credit and Other Business Risks
Customer Concentrations
     The following table identifies the source of Argon ST’s revenues by major market:

	Years Ended September 30,
	2006	2005	2004
U.S. Navy	59%	69%	77%
Other U.S. government agencies	31%	20%	11%
Foreign	10%	11%	12%
     Revenues for the U.S. military can also be categorized as direct purchases and subcontracts, where Argon ST is a supplier to another contractor. The following table distinguishes Argon ST’s revenue between these two categories:

	Years Ended September 30,
	2006	2005	2004
Direct Purchases	74%	78%	87%
Subcontracts	26%	22%	13%
Cash Balances
     The Company maintains cash balances at commercial banks in excess of Federal Deposit Insurance Corporation (FDIC) limit of $100,000. Management believes the risk in these situations to be minimal. Argon ST had cash and cash equivalents held by commercial banks and financial institutions totaling $33,498,000 as of September 30, 2006.

Note 5 — Accounts Receivable
     Accounts receivable consists of the following as of:

	September 30,
	2006	2005
Billed and Billable	$43,314,000	$59,676,000
Unbilled Costs and Fees	42,583,000	43,141,000
Retainages	1,225,000	960,000
Reserves	(280,000)	(200,000)

	$86,842,000	$103,577,000

     Unbilled costs, fees, and retainages result from recognition of contract revenue in advance of contractual or progress billing terms.
     The cost reimbursable and time and material contract payments to Argon ST under government contracts are provisional payments that are subject to adjustment upon audit by the U.S. Defense Contract Audit Agency (DCAA) or other appropriate agencies of the U.S. Government. Historically, such audits have not resulted in any significant disallowed costs. When final determination and approval of the allowable rates have been made, receivables may be adjusted accordingly. Incurred cost audits for Argon Engineering have been completed by DCAA through September 30, 2001. Incurred cost audits for Sensytech have been completed by DCAA through September 30, 2003. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet completed.
     Reserves are determined based on management’s best estimate of potentially uncollectible accounts receivable. Argon ST writes off accounts receivable when such amounts are determined to be uncollectible.
Note 6 — Property, Equipment and Software
     Property, equipment and software consist of the following as of:

	September 30,
	2006	2005
Computer, Machinery and Test Equipment	$20,788,000	$17,101,000
Leasehold Improvements	8,472,000	7,168,000
Computer Software	3,233,000	2,435,000
Furniture and Fixtures	1,534,000	1,224,000
Equipment under Capital Lease	148,000	99,000
Construction in process	2,000	152,000

	34,177,000	28,179,000
Less Accumulated Depreciation and Amortization	17,451,000	13,283,000

	$16,726,000	$14,896,000

     Depreciation and amortization expense of property, equipment and software totaled $4,030,000, $3,522,000 and $1,317,000 for the years ended September 30, 2006, 2005 and 2004, respectively. Depreciation expense of $22,000 and $19,000 for certain office equipment leased under capital lease agreements is included in depreciation expense for fiscal years 2006 and 2005, respectively. The net book value of assets under capital leases was $107,000 and $81,000 as of September 30, 2006 and September 30, 2005 respectively. During fiscal year 2006, certain leasehold improvements were completed and the $152,000 of related cost as of September 30, 2005 was reclassified to leasehold improvements and will be amortized over the lesser of the life of the asset or the terms of the lease. For the year ending September 30, 2006, the Company recorded a $165,000 loss on disposal related to purchased software, leasehold improvements and other property that were no longer in use. The $165,000 loss on disposal is reported in the Cost of Revenues caption of the Statement of Earnings.

Note 7 — Revolving Line of Credit
     The Company’s $15,000,000 line of credit with Bank of America, N.A. (the “Lender”) expired on February 28, 2006, and was replaced by a revolving credit agreement, also with the Lender. The new credit facility will terminate no later than February 28, 2008. The terms and conditions are substantially similar to the credit facility it replaced, except that the maximum borrowing availability under the facility was increased to $40,000,000 and the facility contains a sublimit of $15,000,000 to cover letters of credit. In addition, borrowings on the line of credit will bear reduced interest at LIBOR plus 150 basis points. An unused commitment fee of 0.25% per annum, payable in arrears, is also required.
     All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the Company’s EBITDA. For fiscal year ending September 30, 2006, EBITA was $37,571,000. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of September 30, 2006, the Company was in compliance with these covenants and the financial ratio.
     At September 30, 2006, there were no borrowings outstanding against the line of credit. Letters of credit outstanding at September 30, 2006 amounted to $1,394,000, and $36,177,000 was available on the line of credit. During fiscal year 2006, the $11,000,000 balance outstanding at September 30, 2005 was repaid.
Note 8 — Stock-Based Benefit Plans
     The Argon ST 2002 Stock Incentive Plan (assumed in the merger with Sensytech) was approved by the stockholders on May 30, 2002, and provides for the granting of incentive stock options, restricted stock, and or performance awards to key employees and outside members of the board of directors. The Plan is administered by the Compensation Committee of the board of directors. Options granted under the plan are awarded at the closing price of the stock as reported on the NASDAQ Global Select Market on the grant date. The maximum term of the option is ten years. Options may vest over a period of one to five years. If a grantee’s employment terminates for any reason other than death, disability or retirement, the grantee may exercise the option within 90 days of the date of termination. Upon a termination due to death or permanent disability, unless otherwise provided in the award agreement, the option will become 100% vested and exercisable with 12 months of termination. Upon a grantee’s retirement, unless otherwise provided in the award agreement, the option will become 100% vested and may be exercised within 90 days of the date of retirement. The Plan also provides for full vesting of all options upon certain events including a change in control. Options granted under the Plan are not transferable, other than by will or the laws of descent and distribution.
     The Argon Engineering Associates, Inc. Stock Plan (the “Argon Engineering Plan”) provided for the issuance of incentive and non-statutory stock options and restricted stock to eligible employees of Argon Engineering and its affiliates. As a result of the merger, each outstanding option to purchase Argon Engineering common stock under the Argon Engineering Plan was converted into an option to purchase Argon ST common stock, with the number of shares able to be purchased and the exercise price adjusted in accordance with the merger exchange ratio. No acceleration of vesting of options under the Argon Engineering Plan occurred in connection with the merger. The Argon Engineering Plan was frozen as of September 29, 2004 and no additional awards will be granted under the Argon Engineering Plan subsequent to that date. The only participants in the Argon Engineering Plan are those employees who received awards prior to the September 29, 2004. There are 989,738 options outstanding under for this plan as of September 30, 2006.

Adoption of SFAS No. 123R
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
     Prior to the adoption of SFAS No. 123R, the Company included all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123R, for the period beginning October 1, 2005, excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled $2,015,000 for the year ended September 30, 2006. Such benefits were $3,798,000 for the year ended September 30, 2005 and are presented as a component of operating cash flows in that period.
     As a result of adoption SFAS No. 123R, the Company recorded stock-based compensation of $1,921,000, or $1,505,000 after tax, in its statement of earnings for the year ended September 30, 2006. This stock-based compensation reduced both basic and diluted earnings per share by $0.07 for the year ended September 30, 2006.
Fair Value Determination
     The fair value concepts were not changed significantly in SFAS No. 123R; however, in adopting this standard, companies must choose among alterative valuation models and amortization assumptions. The Company has elected to use a Binomial option pricing model, based on the Hull and White model, and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of the Binomial model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Options issued in the years ended September 30, 2005 and 2004 used the Black-Scholes-Morton model.
     The Company has 10-year options. In calculating fair value, the following assumptions were used for option grants granted during the year ended September 30, 2006.
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
     Expected Term. The expected term used in this Binomial model is ten years, the contractual term of the options.

     Exercise Factor. The exercise factor is the ratio by which the stock price must increase from the exercise price before the employee is expected to exercise, as estimated by management.
     Post-vest Percentage. The post-vest percentage is the rate at which employees are likely to exercise their options earlier than usual because they are leaving the Company, as estimated by management. Employees have 90 days and directors have 1 year to exercise their options upon termination of employment or resignation from the board. The post-vest percentage used in valuing options granted during the year ended September 30, 2006 was 3.08%. For options granted to directors and certain individual awards, the post vest percentage was zero.
     The following chart provides the range of volatility, risk fee rates and exercise factors used to calculate fair value for options awarded during the year ended September 30, 2006. No options were awarded during the year ended September 30, 2005.

	2004	2006
Volatility	1.0% – 49.8%	34.4% – 36.0%
Risk free rate	3.19% – 4.14%	4.5% – 5.0%
Exercise factor	N/A	1.7024 – 4.5967
Stock Compensation Expense
     The Company recorded $1,921,000 ($1,505,000 net of tax) of stock-based compensation expense for the fiscal year ended September 30, 2006. Stock-based compensation of $907,000 and $1,014,000 is included in Cost of Revenues and General and Administrative expense, respectively.
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
     As of September 30, 2006, there was $4,494,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in five years, with half of the total amortization cost being recognized within the next 12 to 18 months.
Stock Option Activity
     During the fiscal year ended September 30, 2006, the Company granted stock options to purchase 553,300 shares of common stock at a weighted-average exercise price of $29.11 per share. The Binomial weighted-average fair value of the options granted during the year ended September 30, 2006 was $13.09 per share. Of these options, 478,300 vest at the rate of 20% per year over five years from the date of grant and 75,000 of these options vest in full one year after the date of grant. All of the options expire ten years from the grant date. For the year ended September 30, 2006, the average closing price was $28.36 per share.

     The following table summarizes stock option activity for the year ended September 30, 2006:

			Aggregate
			Intrinsic
	Number	Weighted-Average	Value
	of Shares	Exercise Price	(in thousands)
Shares under option, September 30, 2005	1,741,127	$8.75
Options granted	553,300	$29.11
Options exercised	(375,849)	$6.84	$8,455
Options cancelled and expired	(59,490)	$21.72

Shares under option, September 30, 2006	1,859,088	$14.78	$25,246

Options exercisable at September 30, 2006	898,162	$11.10	$15,502

Shares reserved for equity awards at September 30, 2006	985,472
The method used to value options in fiscal 2004 was the Black-Scholes option pricing method. No options were awarded in fiscal year 2005. The weighted average fair value of option grants awarded in fiscal year 2004 was $5.05. The intrinsic value of options exercised was $10,019,000 and $766,000 for fiscal years 2005 and 2004, respectively.
Information with respect to stock options outstanding and stock options exercisable at September 30, 2006 was as follows:

		Weighted-Average
	Options	Remaining	Weighted-Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price
$ 0.10 – $ 0.90	220,068	4.6 years	$0.66
$ 2.25 – $ 4.63	324,970	5.7	4.05
$ 5.00 – $ 6.88	287,800	7.0	5.70
$ 7.54 – $17.63	205,500	6.5	12.28
$20.40 – $29.87	820,750	8.4	26.63

	1,859,088

		Weighted-Average
		Remaining	Weighted-Average
Range of Exercise Price	Options Exercisable	Contractual Life	Exercise Price
$ 0.10 – $ 0.90	220,068	4.6 years	$0.66
$ 2.25 – $ 4.63	110,234	4.8	3.93
$ 5.00 – $ 6.88	75,160	6.9	5.73
$ 7.54 – $17.63	205,500	6.5	12.28
$20.40 – $29.87	287,200	7.1	22.41

	898,162
Employee Stock Purchase Plan
     The Company maintains an employee stock purchase plan (ESPP), as provided under the Argon ST Stock Incentive Plan, and has reserved 100,000 shares for issuance under the plan. The ESPP is available to all employees eligible on the start date of the semi-annual enrollment periods. Eligible employees may purchase the Company’s common stock through payroll deductions up to 10% of the employee’s compensation, at a price equal to 95% of the lower of the fair market value of the common stock on the enrollment date, or the fair market value of the common stock on the purchase date. For the years ended September 30, 2006 and 2005, employees purchased 33,002 and 45,694 shares, respectively, under the ESPP.

Note 9 — Retirement Plans
     Argon ST has a 401(k) profit sharing plan covering employees who have worked at least 1,000 hours and meet certain other eligibility requirements. Under the plan, the employer can match employee 401(k) salary deferrals up to a maximum of six percent of eligible compensation, as well as make a discretionary profit sharing contribution. Profit sharing contributions to the 401(k) plan are determined annually by the employer. Argon ST formerly had a money purchase pension plan which was terminated in fiscal year 2004. The money purchase plan was replaced by a fixed 3% safe harbor 401(k) contribution to all employees, whether they participate in the 401(k) plan or not, in addition to the maximum 6% match to plan participants. The 401(k) plan match, discretionary profit sharing, money purchase pension plan and safe harbor 401(k) contributions were $5,718,000, $3,794,000 and $2,965,000 for the years ended September 30, 2006, 2005, and 2004, respectively.
Note 10 — Income Taxes
     The provisions for income taxes consist of the following:

	Years Ended September 30,
	2006	2005	2004
Current
Federal	$11,044,000	$8,353,000	$9,119,000
State	2,018,000	1,416,000	1,758,000

Total Current	13,062,000	9,769,000	10,877,000
Deferred
Federal	(727,000)	2,962,000	(3,975,000)
State	50,000	570,000	(725,000)

Total Deferred	$(677,000)	$3,532,000	(4,700,000)

Income Tax Expense	$12,385,000	$13,301,000	$6,177,000

     The components of Argon ST’s net deferred tax asset (liability) are as follows:

	As of September 30,
	2006	2005
Total Deferred Tax Assets	$6,380,000	$2,412,000
Total Deferred Tax Liabilities	(7,234,000)	(2,649,000)
Valuation Allowance	—	—

Net Deferred Tax Liability	$(854,000)	$(237,000)

     The tax effect of temporary differences that give rise to the net deferred tax asset (liability) is as follows:

	As of September 30,
	2006	2005
Property, Equipment and Software	(2,175,000)	(2,338,000)
Accrued Vacation	1,283,000	1,011,000
Deferred Rent	734,000	560,000
Net Operating Losses & Tax Credits	3,616,000	183,000
Warranty	4,000	37,000
Intangibles	(5,045,000)	(311,000)
Deferred Compensation	—	374,000
Uncollectible Accounts	109,000	78,000
Stock-Based Compensation	436,000	18,000
Other, net	184,000	151,000

Net Deferred Tax Liability	$(854,000)	$(237,000)

     Based on its historical profitability, Argon ST has determined that there is not a need for a valuation allowance with respect to the utilization of net operating loss carry forward (NOLs) or other deferred tax assets. As of September 30, 2006, the NOL carry forward amounted to $5,181,000. These NOLs were acquired in the acquisition of Daedalus Enterprises, Inc. in 1998, and San Diego Research Center, Inc. in 2006 and are subject to limitations as to their utilization under the Internal Revenue Code. The NOL’s acquired from Daedelus expire principally in 2011 through 2012, while the NOL’s from San Diego Research Center expire principally in 2026.
     For the year ended September 30, 2006, the tax benefit on stock options exercised was $2,015,000 compared to $3,798,000 for the year ended September 30, 2005.
     A reconciliation between Argon ST’s statutory tax rate and the effective tax rate is as follows:

	Years Ended September 30,
	2006	2005	2004
Statutory federal rate	35.0%	35.0%	35.0
State income taxes, net of federal benefit	4.2	3.8	3.9
Stock-based compensation	1.0	—	—
Tax exempt interest	(1.1)	—	—
Qualified manufacturing activity deduction	(.5)	—	—
Research and development credit	—	(1.0)	(1.9)
Under (over) accrual of prior year taxes	.2	(.1)	1.0
Other	.2	.2	.3

	39.0%	37.9%	38.3%

     Argon ST’s Pennsylvania production facility is located within the Keystone Opportunity Zone which provides an exemption from state and local taxes through 2013. For fiscal year 2006 and 2005, this exemption reduced state taxes by approximately $254,000 and $84,000, respectively, or a reduction to the effective tax rate of 0.5% and 0.2%, respectively.
Note 11 — Leases and Other Commitments
Leases
     Argon ST leases office facilities and equipment under operating lease agreements. Some of the office facilities leases have renewal options. Rental payments on certain of the leases are subject to annual increases based on a three percent escalation factor and increases in the lessor’s operating expenses. For those leases that require fixed rental escalations during their lease terms, rent expense is recognized on a straight-line basis resulting in deferred rent of $1,957,000 at September 30, 2006. The liability will be satisfied through future rental payments. Rent expense amounted to $6,446,000, $5,676,000 and $3,302,000 for the years ended September 30, 2006, 2005 and 2004, respectively. The Company also leases certain office equipment under capital lease agreements.
     Following is a schedule of future minimum lease payments due under the operating lease agreements:

Operating
Leases Future
Minimum
Year Ending September 30,	Payments

2007	7,362,000
2008	7,534,000
2009	5,151,000
2010	2,385,000
2011	1,831,000
Thereafter	3,470,000

Total	$27,733,000

     Following is a schedule of future minimum lease payments due under the capital lease obligations:

Capital Leases
Future
Minimum
Year Ending September 30,	Payments

2007	40,000
2008	27,000
2009	23,000
2010	2,000

Total	$92,000
Less amount representing interest	(6,000)

Present value of future lease payments	$86,000

Employment Agreements
     In connection with the acquisitions completed during the year end September 30, 2006, the Company entered into employment agreements with certain key employees of the acquired companies. These employment contracts cover a period of one to three years and provide payment only if the individual remains in employment with the Company. At September 30, 2006, the outstanding commitment under these agreements is $1,508,000.
Note 12 — Research and Development Expenses
     Internally funded research and development costs are included in general and administrative expenses in the consolidated income statements. Internal research and development expenses amounted to $6,286,000, $3,992,000 and $1,301,000 for the years ended September 30, 2006, 2005 and 2004, respectively.
Note 13 — Fair Value of Financial Instruments
     Based on existing rates, economic conditions and short maturities, the carrying amount of all of the financial instruments at September 30, 2006 and 2005 are reasonable estimates of their fair values. Argon ST’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and notes payable.
Note 14 — Capital Stock
Common Stock
     The Company’s common stock has a par value of $0.1. Proceeds from the issue of the common stock that is greater than $0.1 per share is credited to additional paid in capital. Holders of shares of common stock are entitled to one vote per common share held on all matters voted on by the company’s stockholders.
     On December 12, 2005, the Company sold 1,725,000 shares of our common stock during a secondary stock offering for net proceeds of approximately $46,768,000.
Treasury Stock
     As of September 30, 2006, the Company has repurchased 126,245 shares of treasury stock at a cost of $534,000. Treasury stock is reported as part of the consolidated stockholders’ equity. During 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in May 2000. That program authorized the Company to purchase up to 500,000 common shares from time to time on the open market. The Company has not repurchased any stock since fiscal year 2003.

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
Note 16 — Foreign Currency Exchange Contracts
     Argon ST occasionally issues orders or subcontracts to foreign companies in local currency. At September 30, 2005, the Company had a contract that locked in the exchange rate to purchase £3,660,000 for $6,634,000 to remit to an UK subcontractor. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” derivative instruments that are accounted for as cash flow hedges must be recorded on the balance sheet as an asset or liability with any gain or loss recorded as a component of accumulated other comprehensive income until recognized in earnings. The fair value of the exchange contracts was based upon quoted market prices. For the year ended September 30, 2005, the Company recorded an unrealized loss of $115,000 (net of tax benefit of $70,000) as accumulated other comprehensive loss with an offsetting amount recorded in accrued liabilities. During the year ended September 30, 2006, the currency contract was completed and the loss was recorded to operations.
Note 17 — Advances and Cash Held in Escrow
     In connection with its acquisition of Radix Technologies, Inc., Argon ST was required to advance funds to an escrow account and to place the remainder of the acquisition price in a restricted cash account as of September 30, 2005. The acquisition was completed on October 1, 2005 and the cash was disbursed to the shareholders of Radix Technologies, Inc.
Note 18 — Subsequent Events
     On November 15, 2006, the Company announced that it has been awarded a multi-year contract for the continued development and production of the AN/SLQ-25A Torpedo Countermeasures System for the U.S. Navy. The contract was awarded by the U.S. Naval Sea Systems Command (NAVSEA 415) for the continued development and support of the AN/SLQ-25A system which is widely deployed on Navy surface ships. Work under the contract will primarily be accomplished at the Company’s Smithfield, Pennsylvania facility with support from the corporate headquarters in Fairfax, Virginia. The contract calls for a base year with four additional option years. The first increment of tasking on the base year has a value of $17,650,000. It is anticipated that additional tasks and funding will be added to this contract during both the base and four option years.
     During the fiscal year ended September 30, 2006, the Company incurred costs totaling approximately $4,436,000 related to this contract. Such costs were accounted for as Deferred Project Cost as of September 30, 2006. See Note 1 – Deferred Project Costs.
Note 19 — Quarterly Financial Information (Unaudited)
     Argon ST maintains a September 30 fiscal year-end for annual financial reporting purposes. Argon ST presents its interim periods ending on the Sunday nearest the end of the month for each quarter consistent with labor and billing cycles. As a result, the each quarter of a fiscal year may contain more days than other quarters of that year or other quarters of other fiscal years. Management does not believe that this practice has a material effect on quarterly results or upon the comparability of those results. The following tables contain selected unaudited consolidated statement of earnings data for each quarter of fiscal years 2006 and 2005.

	2006				2005
		April 2,	July 2,	September 30,		April 3,	July 3,	September 30,
	January 1, 2006	2006	2006	2006	January 2, 2005	2005	2005	2005
	(unaudited)				(unaudited)
	(In thousands, except per share data)				(In thousands, except per share data)
Contract Revenues	$68,107	$55,681	$68,902	$66,145	$56,510	$55,952	$75,611	$83,681

Direct and Allocable Contract Costs	58,860	48,782	61,043	59,550	48,673	48,137	66,029	74,531

Income from Operations	9,247	6,899	7,859	6,595	7,837	7,815	9,582	9,150

Other Income (Expense), Net	—	355	544	281	138	198	192	170

Income before Income Taxes	9,247	7,254	8,403	6,876	7,975	8,013	9,774	9,320

Provision for Income Taxes	3,644	2,732	3,237	2,772	3,055	3,069	3,919	3,258

Net Income	$5,603	$4,522	$5,166	$4,104	$4,920	$4,944	$5,855	$6,062

Earnings Per Share

Basic	$0.27	$0.21	$0.23	$0.19	$0.25	$0.25	$0.30	$0.30

Diluted	$0.27	$0.20	$0.23	$0.18	$0.24	$0.24	$0.28	$0.29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2006. Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s assessment of its internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm on page 46 of this annual report on Form 10-K.
      This assessment excluded the internal control over financial reporting at Radix Technologies, Inc. (“Radix”), which was acquired on October 1, 2005, and San Diego Research Center, Incorporated (“SDRC”), which was acquired on July 3, 2006. The total combined revenues of Radix and SDRC represented less than 7% of the Company’s consolidated total revenues for the fiscal year ended September 30, 2006 and the total combined net income of Radix and SDRC represented less than 1% of the Company’s consolidated total net income for the fiscal year ended September 30, 2006.
Change in Internal Controls
     During the fourth quarter of fiscal year 2006, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement for our annual meeting of stockholders to be filed not later than 120 days after September 30, 2006, with the Securities and Exchange Commission pursuant to Regulation 14A (the “Proxy Statement”). Certain information relating to our executive officers appears on page 29 of this Form 10-K Annual Report.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements Schedules
All of the financial statement schedules to be filed as part of the Annual report on Form 10-K are included in Item 8.
Exhibits

Exhibit
Number	Description of Exhibit
2 .1	Agreement and Plan of Merger dated as of June 7, 2004, by and between Sensytech, Inc. and Argon Engineering Associates, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 filed on July 16, 2004, Registration Statement No. 333-117430)

2 .2	Agreement and Plan of Merger, Dated as of June 9, 2006, by and among Argon ST, Inc., Argon ST Merger Sub, Inc., San Diego Research Center, Incorporated, Lindsay McClure, Thomas Seay and Harry B. Lee, Trustee of the HBL and BVL Trust (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 14, 2006)

3 .1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-98757) filed on August 26, 2002)

3 .1.1	Amendment, dated September 28, 2004, to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K filed October 5, 2004 covering Items 2.01, 5.01, 5.02, 8.01 and 9.01 of Form 8-K).

3 .1.2	Amendment, dated March 15, 2005 to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 5, 2005, filed May 11, 2005)

3 .2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 13(a)(i) of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001)

4 .1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-128211) filed on September 9, 2005)

10 .1	Second Amended and Restated Line of Credit Agreement with Bank of America (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-98757) filed on August 27, 2002,

10 .1.1	Fifth Amendment to Second Amended and Restated Financing and Security Agreement, dated as of March 31, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 6, 2006

10 .2+	Argon ST, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for its 2006 annual meeting of stockholders, filed January 27, 2006
10 .2.1	Form of Stock Option Agreement under Argon ST 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed December 14, 2005)

10 .3+	Argon Engineering Associates, Inc. Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed December 14, 2004)

10 .4+	Retention Agreement dated February 17, 2004, by and between the Company and S. Kent Rockwell (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-117430) filed on July 16, 20040

21 .1*	Subsidiaries of the Company

23 .1*	Consent of Grant Thornton LLP

31 .1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

31 .2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

32 .1**	Certification pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act and Section 1350 of Chapter 63 of Title 8 of the United States Code

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGON ST, INC. (Registrant)
By:	/s/ Terry L. Collins
Terry L. Collins, Ph.D.
Chairman, Chief Executive Officer and President

Date: December 14, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Terry L. Collins Terry L. Collins	Chairman, Chief Executive Officer and President
Date: December 14, 2006

/s/ S. Kent Rockwell S. Kent Rockwell	Vice Chairman and Vice President, Corporate Development
Date: December 14, 2006

/s/ Victor F. Sellier Victor F. Sellier	Vice President, Business Operations, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)
Date: December 14, 2006

/s/ Thomas E. Murdock Thomas E. Murdock	Vice President, Strategic Program Development and Director
Date: December 14, 2006

/s/ David C. Karlgaard David C. Karlgaard	Director
Date: December 14, 2006

/s/ Peter A. Marino Peter A. Marino	Director
Date: December 14, 2006

/s/ Robert McCashin Robert McCashin	Director
Date: December 14, 2006

/s/ John Irvin John Irvin	Director
Date: December 14, 2006

/s/ Lloyd A. Semple Lloyd A. Semple	Director
Date: December 14, 2006

/s/ Maureen Baginski Maureen Baginski	Director
Date: December 14, 2006