Form 10-Q
period 2006-12-31
ARGON ST, Inc.
filed 2007-02-08
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2006
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
Yes ☐   No ☑
     As of January 30, 2007, there were 22,292,374 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

ARGON ST, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED DECEMBER 31, 2006
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at December 31, 2006 and September 30, 2006	3

	Condensed Consolidated Statements of Earnings for the fiscal quarters ended December 31, 2006 and January 1, 2006	4

	Condensed Consolidated Statements of Cash Flows for the fiscal quarters ended December 31, 2006 and January 1, 2006	5

	Notes to Condensed Consolidated Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-17

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		21

Exhibits		22-24

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	December 31, 2006	September 30, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,508	$33,498
Accounts receivable, net	85,220	86,842
Inventory	4,294	3,954
Income taxes receivable	—	23
Deferred project costs	63	5,597
Deferred income tax asset	2,283	2,083
Prepaids and other	1,270	1,481

TOTAL CURRENT ASSETS	123,638	133,478
Property, equipment and software, net	16,646	16,726
Goodwill	148,771	148,719
Intangibles, net	12,624	13,200
Other assets	1,466	1,408

TOTAL ASSETS	$303,145	$313,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,373	$19,124
Accrued salaries and related expenses	9,739	10,678
Deferred revenue	4,091	13,053
Income taxes payable	1,626	—
Other liabilities	389	452

TOTAL CURRENT LIABILITIES	26,218	43,307
Deferred income tax liability, long term	3,401	2,937
Deferred rent and other liabilities	1,601	1,591
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Common stock:
$.01 Par Value, 100,000,000 shares authorized, 22,391,159 and 22,313,709 shares issued at December 31, 2006 and September 30, 2006	224	223
Additional paid in capital	213,655	212,610
Treasury stock at cost, 126,245 shares	(534)	(534)
Retained earnings	58,580	53,397

TOTAL STOCKHOLDERS’ EQUITY	271,925	265,696

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$303,145	$313,531

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(In Thousands, Except Per Share Data)

	For the Fiscal Quarter Ended
	December 31, 2006	January 1, 2006

CONTRACT REVENUES	$60,405	$68,107

COST OF REVENUES	45,754	52,752

GENERAL AND ADMINISTRATIVE EXPENSES	6,943	6,108

INCOME FROM OPERATIONS	7,708	9,247

INTEREST INCOME, NET	330	—

INCOME BEFORE INCOME TAXES	8,038	9,247
PROVISION FOR INCOME TAXES	2,855	3,644

NET INCOME	$5,183	$5,603

EARNINGS PER SHARE (Basic)	$0.23	$0.27

EARNINGS PER SHARE (Diluted)	$0.23	$0.27

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	22,228	20,382

Diluted	22,724	21,103

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In Thousands)

	Fiscal Quarter Ended
	December 31, 2006	January 1, 2006
Cash flows from operating activities
Net income	$5,183	$5,603
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,893	1,373
Deferred income tax expense (benefit)	276	(68)
Stock-based compensation	390	368
Bad debt expense	30	—
Loss on sale of equipment	2	—
Change in:
Accounts receivable	1,528	(9,764)
Inventory	(340)	(311)
Deferred project costs	5,534	—
Prepaids and other	211	(281)
Accounts payable and accrued expenses	(8,786)	(11,108)
Accrued salaries and related expenses	(939)	(150)
Deferred revenue	(8,962)	(202)
Income taxes payable	1,649	3,180

Net cash used in operating activities	(2,331)	(11,360)

Cash flows from investing activities
Acquisitions of property, equipment and software	(1,242)	(729)
Cash acquired in Radix acquisition	—	1,107
Deposits and other assets	(60)	299
Proceeds from sale of equipment	5	—

Net cash (used in) provided by investing activities	(1,297)	677

Cash flows from financing activities
Repayment on line of credit, net of borrowings	—	(11,000)
Payment on note payable	—	(56)
Payments on capital leases	(18)	(3)
Tax benefit of stock option exercises	231	530
Proceeds from exercise of stock options	425	606
Proceeds from secondary offering	—	46,768

Net cash provided by financing activities	638	36,845

Net (decrease) increase in cash and cash equivalents	(2,990)	26,162
Cash and cash equivalents, beginning of period	33,498	4,064

Cash and cash equivalents, end of period	$30,508	$30,226

Supplemental disclosure
Income taxes paid	$699	$—

Interest expense paid	$2	$127

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. Operating results for the period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in Argon ST, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Reclassifications are made to the prior year financial statements when appropriate, to conform to the current year presentation.
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
     Argon ST’s accounting policy for recording indirect rate variances is based on management’s belief that variances accumulated during interim reporting periods will be absorbed by management actions to control costs during the remainder of the year. The Company considers the rate variance to be unfavorable when the actual indirect rates are greater than the Company’s annual targeted rates. During interim reporting periods, unfavorable rate variances are recorded as reductions to operating expenses and increases to unbilled receivables. Favorable rate variances are recorded as increases to operating expenses and decreases to unbilled receivables. At December 31, 2006, the unfavorable rate variance totaled $3.5 million of which $2.4 million was planned for the period. If the Company anticipates that actual contract activities will be different than planned levels, there are alternatives the Company can utilize to absorb the variance: the Company can adjust planned indirect spending during the year, modify its billing rates to its customers, or record adjustments to expense based on estimates of future contract activities. Management expects the variance to be eliminated over the course of the fiscal year and therefore, no portion of the variance is considered permanent.
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

2. EARNINGS PER SHARE
     Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during each period. The following summary is presented for the fiscal quarters ended December 31, 2006 and January 1, 2006 (in thousands, except per share amounts):

	Fiscal quarter ended
	December 31, 2006	January 1, 2006

Net Income	$5,183	$5,603
Weighted Average Shares Outstanding — Basic	22,228	20,382

Basic Earnings per Share	$0.23	$0.27
Effect of Dilutive Securities:
Net Shares Issuable Upon Exercise of Stock Options	496	721
Weighted Average Shares Outstanding — Diluted	22,724	21,103
Diluted Earnings per Share	$0.23	$0.27
3. STOCK-BASED COMPENSATION
Adoption of SFAS No. 123R
     Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which requires that compensation costs related to share-based payment transactions be recognized in financial statements. The Company applied the modified prospective method which requires that compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption will be measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award.
     As a result of adopting SFAS No. 123R, the Company recorded $390,000 ($307,000 net of tax) and $368,000 ($316,000 net of tax) of stock-based compensation expense, respectively, in its statement of earnings for the quarters ended December 31, 2006 and January 1, 2006, respectively. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.01 and $0.01 and $0.02 and $0.01, respectively, for the fiscal quarters ended December 31, 2006 and January 1, 2006, respectively.
Stock Awards
     The Company awarded a total of 21,000 shares to its six non-employee board members on December 13, 2006. The stock will vest one year after the award date. The closing price of the Company’s stock on the date of award was $21.39 per share. The fair value of the award is $21.39 per share and $22,000 of stock-based compensation expense attributable to these awards was recorded in the three months ended December 31, 2006, all of which is classified under General and Administrative expenses.

4. INVENTORIES
     Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Inventories consist of the following at the dates shown below (in thousands):

	December 31, 2006	September 30, 2006

Raw Materials	$2,248	$1,940
Component parts, work in process	$1,937	$1,919
Finished component parts	$151	$137

	$4,336	$3,996
Reserve	(42)	(42)

Total	$4,294	$3,954

5. REVOLVING LINE OF CREDIT
     The Company maintains a $40,000,000 line of credit with Bank of America, N.A. (the “Lender”). The credit facility will terminate no later than February 28, 2008 at which time the facility will be subject to renewal. The credit facility also contains a sublimit of $15,000,000 to cover letters of credit. In addition, borrowings on the line of credit bear interest at LIBOR plus 150 basis points. An unused commitment fee of 0.25% per annum, payable in arrears, is also required.
     All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the Company’s earnings before interest, taxes depreciation and amortization (EBITDA) for the trailing 12 months, calculated as of the end of each fiscal quarter. For the fiscal quarter ending December 31, 2006, EBITDA, on a trailing 12 month basis, was $36,756,000. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of December 31, 2006, the Company was in compliance with these covenants and the financial ratio.
     At December 31, 2006, there were no borrowings outstanding against the line of credit. Letters of credit outstanding at December 31, 2006 amounted to $1,040,000, and $35,716,000 was available on the line of credit.
6. INCOME TAXES
     For the three months ended December 31, 2006, the Company recorded a discrete income tax benefit of $104,000 related to the federal research and development tax credit which was reinstated effective January 1, 2006, but not reflected in the tax provision for fiscal year ended September 30, 2006. In addition, a discrete income tax benefit of $45,000 was recorded relating to a true-up of deferred taxes. The two discrete items reduced the effective annual tax rate from 37.4% to 35.5%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and accompanying notes as well as our annual report on Form 10-K for the fiscal year ended September 30, 2006.
Forward-looking Statements
     Statements in this filing which are not historical facts are forward-looking statements under the provision of the Private Securities Litigation Reform Act of 1955. Such forward-looking statements include, without limitation, statements with respect to total estimated remaining contract values and the Company’s expectations regarding the U.S. government’s procurement activities. Forward-looking statements are not guarantees of future performance and are based upon numerous assumptions about future conditions that could prove not to be accurate. Forward looking statements are subject to numerous risks and uncertainties, and our actual results could differ materially as a result of such risks and other factors. In addition to those risks specifically mentioned in this report and in the other reports filed by the Company with the Securities and Exchange Commission (including our Form 10-K for the fiscal year ended September 30, 2006), such risks and uncertainties include, but are not limited to: the availability of U.S. and international government funding for our products and services; changes in the U.S. federal government procurement laws, regulations, policies and budgets (including changes to respond to budgetary constraints and cost-cutting initiatives); the number and type of contracts and task orders awarded to us; the exercise by the U.S. government of options to extend our contracts; our ability to retain contracts during any rebidding process; the timing of Congressional funding on our contracts; any government delay in award of or termination of our contracts and programs; difficulties in developing and producing operationally advanced technology systems; the timing and customer acceptance of contract deliverables; our ability to attract and retain qualified personnel, including technical personnel and personnel with required security clearances; charges from any future impairment reviews; the future impact of any acquisitions or divestitures we may make; the competitive environment for defense and intelligence information technology products and services; general economic, business and political conditions domestically and internationally; and other factors affecting our business that are beyond our control. All of the forward-looking statements should be considered in light of these factors. You should not put undue reliance on any forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect new information, future events or otherwise, except as provided by law.
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
     Our government contracts can be divided into three major types: cost reimbursable fixed-price, and time and material. Cost reimbursable contracts are primarily used for system design and development activities involving considerable risks to the contractor, including risks related to cost estimates on complex systems, performance risks associated with real time signal processing, embedded software, high performance hardware, and requirements that are not fully understood by the customer or us, the development of technology that has never been used, and interfaces with other systems that are in development or are obsolete without adequate documentation. Fees under these contracts are usually fixed at the time of negotiation; however, in some cases the fee is an incentive or award fee based on cost, schedule, and performance or a combination of those factors. Although the U.S. government customer assumes the cost risk on these contracts, the contractor is not allowed to exceed the cost ceiling on the contract without the approval of the customer.

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
     Time and material contracts are based on hours worked, multiplied by approved labor rates, plus other costs incurred and allocated.
     The following table represents our revenue concentration by contract type for the fiscal quarters ended December 31, 2006 and January 1, 2006:

	Fiscal Quarter Ended	Fiscal Quarter Ended
Contract Type	December 31, 2006	January 1, 2006
Fixed-price contracts	65%	75%
Cost reimbursable contracts	27%	17%
Time and material contracts	8%	8%
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
Backlog
     We define backlog as the funded and unfunded amount provided in our contracts less previously recognized revenue and exclude all unexercised options on contracts. Some contracts where work has been authorized carry a funding ceiling that does not allow us to continue work on the contract once the customer obligations have reached the funding ceiling. In such cases, we are required to stop work until additional funding is added to the contract. Our experience in this case is very rare and therefore we generally carry the entire amount that the customer intends to execute as backlog when we are confident that the customer has access to the required funding for the contract.
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
     Our backlog at the dates shown was as follows (in thousands):

	December 31, 2006	January 1, 2006

Funded	$171,287	$154,458
Unfunded	67,364	76,633

Total	$238,651	$231,091

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
     We recorded $0.4 million ($0.3 million net of tax) and $0.4 million ($0.3 million net of tax) of stock-based compensation expense, respectively, in our statement of earnings for the quarters ended December 31, 2006 and January 1, 2006, respectively. The stock-based compensation expense for the fiscal quarter ended December 31, 2006, includes $22,000 attributable to stock awards issued to non-employee directors during the quarter. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.01 and $0.01, respectively, for the fiscal quarter ended December 31, 2006.
     As of December 31, 2006, there was $4.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in seven years, with half of the total amortization cost being recognized within the next 21 months.
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

Research and Development
     We conduct internally funded research and development into complex signal processing, system and software architectures, and other technologies that are important to continued advancement of our systems and are of interest to our current and prospective customers. In the fiscal quarters ending December 31, 2006 and January 1, 2006, internal research and development expenditures (“IRAD”) were $2.2 million and $1.2 million, respectively, representing 4% and 2% respectively, of revenues in each period. The increase in IRAD is attributable to increased funding of a major R&D effort, and the additional R&D performed by acquired companies.
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
     We expect that fluctuations in deferred revenue will occur based on the particular timing of milestone payments under our fixed-price contracts and our subsequent incurrence of costs under the contracts. Due to these fluctuations, our cash position at the end of any fiscal quarter or year may not be indicative of our cash position at the end of subsequent fiscal quarters or years. During the fiscal quarter ended December 31, 2006, we incurred cost on certain fixed-price contracts resulting in a decrease of approximately $9 million of deferred revenues, as compared to the year ended September 30, 2006.
Critical Accounting Practices and Estimates
General
     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the estimates, assumptions, and judgments involved in the accounting practices described below have the greatest potential impact on our financial statements and, therefore, consider these to be critical accounting practices.
Revenue and Cost Recognition
     General
     The majority of our contracts, which are with the U.S. government, are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts. These contracts are transacted using written contractual arrangements, most of which require us to design, develop, manufacture and/or modify complex products and systems, and perform related services according to specifications provided by the customer. We account for fixed-

price contracts by using the percentage-of-completion method of accounting. Under this method, contract costs are charged to operations as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. In the case of contracts with materials requirements, revenue is recognized as those materials are applied to the production process in satisfaction of the contracts’ end objectives. We account for cost reimbursable contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying the negotiated fee rate to actual costs on an individual contract basis. Management reviews contract performance, costs incurred, and estimated completion costs regularly and adjusts revenues and profits on contracts in the period in which changes become determinable.
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
     At December 31, 2006, the unfavorable rate variance totaled $3.5 million of which $2.4 million was planned. Management expects this variance will be eliminated over the course of the fiscal year and therefore, no portion of this variance is considered permanent.

     Award Fee Recognition
     Our policy for recognizing interim fee on our cost-plus-award-fee contracts is based on management’s assessment as to the likelihood that the award fee or an incremental portion of the award fee will be earned on a contract-by-contract basis. Management’s assessments are based on numerous factors including contract terms, nature of the work performed, our relationship and history with the customer, our history with similar types of projects, and our current and anticipated performance on the specific contract. No award fee is recognized until management determines that it is probable that an award fee or portion thereof will be earned. Actual fees awarded are typically within management’s estimates. However, changes could arise within an award fee period causing management to either lower or raise the award fee estimate in the period in which it occurs.
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
     We currently determine goodwill impairment on three reporting units. Each reporting unit is a component of the Company’s single homogeneous business segment with discrete financial information. Goodwill allocated to the reporting units was determined as of the acquisition dates. There was no structural change to the reporting units during the fiscal quarter ended December 31, 2006.
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
Historical Operating Results
Fiscal quarter ended December 31, 2006 compared to Fiscal quarter ended January 1, 2006
     The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the fiscal quarters ended December 31, 2006 and January 1, 2006 (in thousands):

	Fiscal quarter ended		Increase
	December 31, 2006	January 1, 2006	(Decrease)

Contract revenues	$60,405	$68,107	($7,702)
Cost of revenues	$45,754	$52,752	($6,998)
General and administrative expenses	$6,943	$6,108	$835
Interest income and interest expense	$330	$0	$330
Provision for income taxes	$2,855	$3,644	($789)
Net income	$5,183	$5,603	($420)

Revenues:
     Revenues decreased approximately 11% for the fiscal quarter ended December 31, 2006, as compared to the fiscal quarter ended January 1, 2006. The revenue decrease is attributable to the completion or substantial completion of a number of submarine and surface ship systems, partially offset by revenue attributable to a number of new contracts awarded over the last 12 months and additional revenue from three acquisitions completed following the first quarter of 2006. We continue to see a trend that revenue will continue to be spread over a larger population of developmental contracts as large production contracts are nearing completion.
Cost of Revenues:
     Cost of revenues decreased approximately 13% for the fiscal quarter ended December 31, 2006 as compared to the fiscal quarter ended January 1, 2006. The decrease was primarily comprised of decreases in direct materials and subcontract costs of $10.8 million and $1.7 million, respectively, related to decreased production activities during the quarter. Direct labor and other direct costs increased by $1.8 million and $0.9 million, respectively relating to an increase in development contracts. Fringe benefits allocated to costs of revenue increased $1.2 million, and facilities allocated to costs of revenue, rent increased by $0.5 million. Engineering overhead increased by $1.7 million. Cost of revenues as a percentage of revenue decreased to 76% for the quarter ended December 31, 2006 from 77% for the quarter ended January 1, 2006.
General and Administrative Expenses:
     General and administrative expenses increased approximately 14% for the fiscal quarter ended December 31, 2006, as compared to the fiscal quarter ended January 1, 2006. The increase was due primarily to an increase in internal research and development costs of $1.0 million, which is attributable to increased funding of a major R&D effort, and the additional R&D performed by acquired companies.
Interest Income and Interest Expense:
     Interest income increased approximately $0.2 million for the fiscal quarter ended December 31, 2006, as compared to the fiscal quarter ended January 1, 2006. This increase was a result of higher average cash balances. Interest expense was $0.1 million for the fiscal quarter ended January 1, 2006 due to outstanding borrowings on the line of credit at that time. During the quarter ended December 31, 2006, there were no borrowings under the line.
Income Tax Expense:
     Our effective income tax rate decreased to 35.5% for the fiscal quarter ended December 31, 2006, compared to an effective rate of 39.4 % for the fiscal quarter ended January 1, 2006. This decrease was primarily due to the R&D tax credit adjustment which reduced the rate by 2.3%, tax exempt interest reduction of 1.1% and qualified manufacturing deductions of 0.5%.
Net Income:
     As a result of the above, net income decreased approximately $0.4 million, or 7%, for the fiscal quarter ended December 31, 2006 compared to the fiscal quarter ended January 1, 2006.
Analysis of Liquidity and Capital Resources
     Cash
     At December 31, 2006, we had cash of $30.5 million compared to cash of $33.5 million on September 30, 2006. This decrease in cash of $3.0 million was primarily the result of net cash used in operating activities and capital additions.

     Line of Credit
     The Company maintains a $40.0 million line of credit with Bank of America, N.A. (the “Lender”). The credit facility will terminate no later than February 28, 2008 at which time the facility will be subject to renewal. The credit facility also contains a sublimit of $15.0 million to cover letters of credit. In addition, borrowings on the line of credit bear interest at LIBOR plus 150 basis points. An unused commitment fee of 0.25% per annum, payable in arrears, is also required.
     All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the Company’s EBITDA for the trailing 12 months, calculated as of the end of each fiscal quarter. For the fiscal quarter ending December 31, 2006, EBITA, on a trailing 12 month basis, was $36.8 million. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of December 31, 2006, the Company was in compliance with these covenants and the financial ratio.
     At December 31, 2006, there were no borrowings outstanding against the line of credit. Letters of credit outstanding at December 31, 2006 amounted to $1.0 million, and $35.7 million was available on the line of credit.
     Cash Flows
     Net cash used in operating activities was $2.3 million in the fiscal quarter ending December 31, 2006, compared to net cash used in operating activities of $11.4 million in fiscal quarter ending January 1, 2006. The lower cash used in operating activities was attributable to improved accounts receivable and payables management compared to the prior year. In addition, we were able to put into production $5.5 million of project costs deferred at the end of fiscal year 2006. However, these improvements were offset by $9.0 million of deferred revenue recognized during the fiscal quarter ended December 31, 2006.
     Net cash used in investing activities was $1.3 million for the fiscal quarter ended December 31, 2006, compared to net cash provided by investing activities of $0.7 million for the fiscal quarter ended January 1, 2006. The decrease is due primarily to cash of $1.1 million acquired in the October 2006 Radix acquisition. Investment in property equipment and software increased by $0.5 million as compared to fiscal quarter ended January 1, 2006.
     Net cash provided by financing activities was $0.6 million for the fiscal quarter ended December 31, 2006 compared to $36.8 million for the fiscal quarter ended January 1, 2006. The decrease in net cash provided by financing activities was primarily due to the net proceeds from our secondary stock offering of $46.8 million, partially offset by the repayment of the line of credit in December 2005.
Contractual Obligations and Commitments
     As of December 31, 2006, our contractual cash obligations were as follows (in thousands):

	Total	Due in 2007	Due in 2008	Due in 2009	Due in 2010	Due in 2011	Thereafter
Capital leases	$68	$18	$25	$23	$2	—	—
Operating leases	25,885	5,514	7,534	5,151	2,385	1,831	3,470

Total	$25,953	$5,532	$7,559	$5,174	$2,387	$1,831	$3,470

     As of December 31, 2006, other commercial commitments were as follows (in thousands):

	Total	Less Than 1 Year	1-3 Years

Letters of credit	$1,040	$977	$63

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
Interest Rates:
     Our line of credit financing provides available borrowing to us at a variable interest rate tied to the LIBOR rate. There were no outstanding borrowings under this line of credit at December 31, 2006. Accordingly, we do not believe that any movement in interest rates would have a material impact on future earnings or cash flows.
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
Recent Developments
     On February 1, 2007, the Company announced that it received a contract extension for the fourth phase of a multi-year full rate production contract to provide SSEE Increment E sensor systems to the United States Government. SSEE is the most modern and extensive communications intelligence system that is deployed on U.S. Navy surface ships. The extension immediately exercises on option with an approximate value of $43.0 million to authorize the procurement of systems for the fiscal year 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     The information called for by this item is provided under Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 4. CONTROLS AND PROCEDURES
(a)	Our management has evaluated, with the participation of the our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     During the last quarter, there were no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not party to any material legal proceedings. We are subject to litigation from time to time, in the ordinary course of business including, but not limited to, allegations of wrongful termination or discrimination.
ITEM 1A. RISK FACTORS
     There were no other material changes from the risk factors disclosed in Argon’s 2006 Form 10-K filed on December 14, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

2.1
Agreement and Plan of Merger dated as of June 7, 2004, by and between Sensytech, Inc. and Argon Engineering Associates, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 filed on July 16, 2004, Registration Statement No. 333-117430)

2.2
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

3.1.1
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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 13(a)(i) of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-128211) filed on September 9, 2005)

Exhibit
Number	Description of Exhibit

10.1
Second Amended and Restated Line of Credit Agreement with Bank of America (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-98757) filed on August 27, 2002)

10.1.1
Fifth Amendment to Second Amended and Restated Financing and Security Agreement, dated as of March 31, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 6, 2006)

10.2+
Argon ST, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for its 2006 annual meeting of stockholders, filed January 27, 2006)

10.2.1
Form of Stock Option Agreement under Argon ST 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed December 14, 2005)

10.3+
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
Victor F. Sellier
Vice President, Chief Financial Officer, Secretary and Treasurer

Date: February 8, 2007