Form 10-Q
period 2007-04-01
ARGON ST, Inc.
filed 2007-05-11
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 1, 2007
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
Yes ☐ No ☑
     As of May 4, 2007, there were 22,401,020 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

ARGON ST, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED APRIL 1, 2007
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at April 1, 2007 and September 30, 2006	3

	Condensed Consolidated Statements of Earnings for the three and six months ended April 1, 2007 and April 2, 2006	4

	Condensed Consolidated Statements of Cash Flows for the six months ended April 1, 2007 and April 2, 2006	5

	Notes to Condensed Consolidated Financial Statements	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

Signatures		24

Exhibits		25-27

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	April 1, 2007	September 30, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,735	$33,498
Accounts receivable, net	92,553	86,842
Inventory	3,992	3,954
Income taxes receivable	267	23
Deferred project costs	—	5,597
Deferred income tax asset	2,553	2,083
Prepaids and other	996	1,481

TOTAL CURRENT ASSETS	135,096	133,478
Property, equipment and software, net	17,203	16,726
Goodwill	149,171	148,719
Intangibles, net	12,037	13,200
Other assets	1,715	1,408

TOTAL ASSETS	$315,222	$313,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$17,460	$19,124
Accrued salaries and related expenses	10,943	10,678
Deferred revenue	4,066	13,053
Other liabilities	552	452

TOTAL CURRENT LIABILITIES	33,021	43,307
Deferred income tax liability, long term	3,334	2,937
Deferred rent and other liabilities	1,405	1,591
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Common stock:
$.01 Par Value, 100,000,000 shares authorized, 22,488,165 and 22,313,709 shares issued at April 1, 2007 and September 30, 2006	225	223
Additional paid in capital	215,028	212,610
Treasury stock at cost, 126,245 shares	(534)	(534)
Retained earnings	62,743	53,397

TOTAL STOCKHOLDERS’ EQUITY	277,462	265,696

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$315,222	$313,531

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(In Thousands, Except Per Share Data)

	Second Quarter Ended		Six Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006

CONTRACT REVENUES	$64,310	$55,681	$124,715	$123,788

COST OF REVENUES	51,901	43,686	97,655	96,438

GENERAL AND ADMINISTRATIVE EXPENSES	5,908	5,096	12,851	11,204

INCOME FROM OPERATIONS	6,501	6,899	14,209	16,146

INTEREST INCOME, NET	267	355	597	355

INCOME BEFORE INCOME TAXES	6,768	7,254	14,806	16,501
PROVISION FOR INCOME TAXES	2,605	2,732	5,460	6,376

NET INCOME	$4,163	$4,522	$9,346	$10,125

EARNINGS PER SHARE (Basic)	$0.19	$0.21	$0.42	$0.48

EARNINGS PER SHARE (Diluted)	$0.18	$0.20	$0.41	$0.46

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	22,332	22,006	22,280	21,185

Diluted	22,779	22,618	22,755	21,855

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In Thousands)

	Six Months Ended
	April 1, 2007	April 2, 2006
Cash flows from operating activities
Net income	$9,346	$10,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,772	2,715
Deferred income tax benefit	(61)	(471)
Stock-based compensation	865	886
Bad debt expense	30	—
Loss on sale of equipment	2	—
Change in:
Accounts receivable	(5,805)	26,851
Inventory	(38)	(357)
Deferred project costs	5,597	—
Prepaids and other	485	(267)
Accounts payable and accrued expenses	(1,664)	(17,709)
Accrued salaries and related expenses	265	411
Deferred revenue	(8,987)	(2,686)
Income taxes receivable	(244)	1,285
Deferred rent	(135)	159

Net cash provided by operating activities	3,428	20,942

Cash flows from investing activities
Acquisitions of property, equipment and software	(3,091)	(1,909)
Reduction in advances and cash held in escrow	—	10,900
Radix Technologies, Inc. acquisition	(400)	(9,935)
Acquisitions of ProDesign Solutions, LLC net of cash acquired	—	(1,712)
Proceeds from sale of equipment	5	—
Deposits and other assets	(309)	298

Net cash used in investing activities	(3,795)	(2,358)

Cash flows from financing activities
Repayment on line of credit, net of borrowings	—	(11,000)
Payment on note payable	—	(56)
Payments on capital leases	49	(10)
Tax benefit of stock option exercises	438	1,512
Proceeds from exercise of stock options	722	1,932
Proceeds from employee stock purchase plan exercises	395	444
Proceeds from secondary offering	—	46,768

Net cash provided by financing activities	1,604	39,590

Net increase in cash and cash equivalents	1,237	58,174
Cash and cash equivalents, beginning of period	33,498	4,064

Cash and cash equivalents, end of period	$34,735	$62,238

Supplemental disclosure
Income taxes paid	$5,389	$4,051

Interest expense paid	$3	$161

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
     1. BASIS OF PRESENTATION
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. Operating results for the period ended April 1, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in Argon ST, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Reclassifications are made to the prior year financial statements when appropriate, to conform to the current year presentation.
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
          Argon ST’s accounting policy for recording indirect rate variances is based on management’s belief that variances accumulated during interim reporting periods will be absorbed by management actions to control costs during the remainder of the year. The Company considers the rate variance to be unfavorable when the actual indirect rates are greater than the Company’s annual targeted rates. During interim reporting periods, unfavorable rate variances are recorded as reductions to operating expenses and increases to unbilled receivables. Favorable rate variances are recorded as increases to operating expenses and decreases to unbilled receivables. At April 1, 2007, the unfavorable rate variance totaled $3.4 million of which $1.9 million was planned for the period. If the Company anticipates that actual contract activities will be different than planned levels, there are alternatives the Company can utilize to absorb the variance: the Company can adjust planned indirect spending during the year, modify its billing rates to its customers, or record adjustments to expense based on estimates of future contract activities. Management expects the variance to be eliminated over the course of the fiscal year and therefore, no portion of the variance is considered permanent.
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

     2. EARNINGS PER SHARE
          Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during each period. The following summary is presented for the indicated periods (in thousands, except per share amounts):

	Second Quarter Ended		Six Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006

Net Income	$4,163	$4,522	$9,346	$10,125
Weighted Average Shares Outstanding — Basic	22,332	22,006	22,280	21,185

Basic Earnings per Share	$0.19	$0.21	$0.42	$0.48
Effect of Dilutive Securities:
Net Shares Issuable Upon Exercise of Stock Options	447	612	475	670
Weighted Average Shares Outstanding — Diluted	22,779	22,618	22,755	21,855
Diluted Earnings per Share	$0.18	$0.20	$0.41	$0.46
     3. STOCK-BASED COMPENSATION
Adoption of SFAS No. 123R
          The Company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which requires that compensation costs related to share-based payment transactions be recognized in financial statements.
          The Company recorded $476,000 ($396,000 net of tax) and $518,000 ($406,000 net of tax) of stock-based compensation expense in its statement of earnings for the fiscal quarters ended April 1, 2007 and April 2, 2006, respectively. The Company recorded $865,000 ($705,000 net of tax) and $886,000 ($722,000 net of tax) of stock-based compensation expense in its statement of earnings for the six months ended April 1, 2007 and April 2, 2006, respectively. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.02 and $0.02 for the fiscal quarters ended April 1, 2007 and April 2, 2006, respectively. This stock-based compensation expense reduced both base and diluted earnings per share by $0.03 and $0.03 for the six months ended April 1, 2007 and April 2, 2006, respectively. Tax benefits from option exercises were $438,000 and $1,512,000 for six months ended April 1, 2007 and April 2, 2006 respectively, and are included in cash flows from financing activities.
Stock Awards
          The Company awarded a total of 21,000 shares to its six non-employee board members on December 13, 2006. The stock will vest one year after the award date. The closing price of the Company’s stock on the date of award was $21.39 per share. The fair value of the award is $21.39 per share, and $112,000 and $134,000 of stock-based compensation expense attributable to these awards was recorded in the three months and six months ended April 1, 2007, all of which is classified under General and Administrative expenses.
          On February 28, 2007 40,450 restricted shares were awarded to certain senior level employees. These shares have a two year cliff vesting period and a value of $24.23 per share, the closing price on the date of award, is attributable to each share. Stock-based compensation of $43,000 has been recognized for the three and six months ended April 1, 2007, of which $40,000 is included in the Cost of Revenue and $3,000 is included in General and Administrative Expenses.

Stock Options
Fair Value Determination
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
          The Company has 10-year options. In calculating fair value, the following weighted-average assumptions were used for option grants during the six months ended April 1, 2007.
          Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price from September 29, 2004 to the award date, as being representative of the price volatility expected in the future. This volatility is comparable to the volatilities reported by companies within our peer group. The expected volatility factor used in valuing options granted during the six months ended April 1, 2007 was 34%.
          Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Binomial valuation method on the implied yield available on a U.S. Treasury note on the applicable grant date, with a term equal to the expected term of the underlying grants. The risk-free interest rates used in valuing options granted during the six months ended April 1, 2007 were 4.60% and 4.53%.
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
          Exercise Factor. The exercise factor is the ratio by which the stock price must increase from the exercise price before the employee is expected to exercise, as estimated by management. The exercise factors used in valuing employee and director options granted during the six months ended April 1, 2007 were 1.6391 and 1.7685, respectively.
          Post-vest Percentage. The post-vest percentage is the rate at which employees are likely to exercise their options earlier than usual because they are leaving the Company, as estimated by management. Employees have 90 days and directors have 1 year to exercise upon termination of employment or resignation from the board. The post-vest percentage used in valuing options granted during the six months ended April 1, 2007 was 3.08%. For options granted to executive personnel, the post vest percentage was zero.
Stock Option Expense
          The Company recorded $321,000 and $688,000, respectively, of stock-based compensation expense related to stock options for the three and six months ended April 1, 2007. Of that total $292,000 was recorded as Cost of Revenues and $29,000 was recorded as General and Administrative Expenses during the fiscal quarter and $475,000 was recorded as Cost of Revenue and $213,000 was recorded as General and Administrative Expenses for the six months ended April 1, 2007.
          As of April 1, 2007, there was $6,228,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in seven years, with half of the total amortization cost being recognized within the next 24 months.

Stock Option Activity
          During the six months ended April 1, 2007, the Company granted stock options to purchase 317,875 shares of common stock at a weighted-average exercise price of $24.01 per share. The Binomial weighted-average fair value of the options granted during the six months ended April 1, 2007 was $9.66 per share. Of these options, 292,875 vest at the rate of 20% per year over five years from the date of grant and 25,000 of these options vest over seven years from the date of grant. All of the options expire ten years from the grant date. For the six months ended April 1, 2007, the weighted average closing price was $23.29 per share.
The following table summarizes stock option activity for the six months ended April 1, 2007:

			Aggregate Intrinsic
		Weighted-Average	Value
	Number of Shares	Exercise Price	(in thousands)
Shares under option, September 30, 2006	1,859,088	$14.78
Options granted	317,875	$24.01
Options exercised	(155,010)	$ 4.65	$ 2,881
Options cancelled and expired	(44,440)	$17.22

Shares under option, April 1, 2007	1,977,513	$16.92	$12,597

Options exercisable at April 1, 2007	1,035,410	$13.92	$ 9,702

Shares reserved for equity awards at April 1, 2007	650,587
          Information with respect to stock options outstanding and stock options exercisable at April 1, 2007 was as follows:

		Weighted-Average
		Remaining	Weighted-Average
Range of Exercise Price	Options Outstanding	Contractual Life	Exercise Price
$0.10 —$0.90	153,658	4.1 years	$0.62
$2.25 —$4.63	277,250	5.1	4.04
$5.00 —$6.88	248,640	6.5	5.70
$7.54 — $17.63	204,000	6.0	12.26
$20.40 — $29.87	1,093,965	8.5	25.89

		Weighted-Average
		Remaining	Weighted-Average
Range of Exercise Price	Options Exercisable	Contractual Life	Exercise Price
$0.10 —$0.90	153,658	4.1 years	$0.62
$2.25 —$4.63	136,102	4.6	3.97
$5.00 —$6.88	114,960	6.5	5.72
$7.54 — $17.63	204,000	6.0	12.26
$20.40 — $29.87	426,690	7.4	24.87
Employee Stock Purchase Plan
          The Company maintains an employee stock purchase plan (ESPP), as provided under the Argon ST Stock Incentive Plan, and has reserved 100,000 shares for issuance under the plan. The ESPP is available to all employees eligible on the start date of the semi-annual enrollment periods. Eligible employees may purchase the Company’s common stock through payroll deductions up to 10% of the employee’s compensation, at a price equal to 95% of the of the fair market value of the common stock on the purchase date. For the six months ended April 1, 2007, 19,446 shares were purchased under the ESSP at a price of $20.31 per share. No stock compensation expense was recorded.

     4. ACCOUNTS RECEIVABLE
          Accounts receivable consists of the following as of:

	April 1, 2007	September 30, 2006

Billed and Billable	$31,360,000	$43,314,000
Unbilled Costs and Fees	56,811,000	33,333,000
Retainages	4,662,000	10,475,000
Reserves	(280,000)	(280,000)

	$92,553,000	$86,842,000

          Unbilled costs, fees, and retainages result from recognition of contract revenue in advance of contractual or progress billing terms.
          Reserves are determined based on management’s best estimate of potentially uncollectible accounts receivable. Argon ST writes off accounts receivable when such amounts are determined to be uncollectible.
     5. REVOLVING LINE OF CREDIT
          The Company maintains a $40,000,000 line of credit with Bank of America, N.A. (the “Lender”). The credit facility will terminate February 28, 2008 at which time the facility will be subject to renewal. The credit facility also contains a sublimit of $15,000,000 to cover letters of credit. In addition, borrowings on the line of credit bear interest at LIBOR plus 150 basis points. An unused commitment fee of 0.25% per annum, payable in arrears, is also required.
          All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the Company’s earnings before interest, taxes depreciation and amortization (EBITDA) for the trailing 12 months, calculated as of the end of each fiscal quarter. As of April 1, 2007, EBITDA, on a trailing 12 month basis, was $34,169,000. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of April 1, 2007, the Company was in compliance with these covenants and the financial ratio.
          At April 1, 2007, there were no borrowings outstanding against the line of credit. Letters of credit outstanding at April 1, 2007 amounted to $1,040,000, and $33,129,000 was available on the line of credit.
     6. INCOME TAXES
          For the six months ended April 1, 2007, the Company recorded a discrete income tax benefit of $104,000 related to the federal research and development tax credit which was reinstated effective January 1, 2006, but not reflected in the tax provision for the fiscal year ended September 30, 2006. In addition, discrete income tax benefits of $45,000 and $54,000 were recorded relating to a true-up of deferred taxes and disqualifying dispositions of incentive stock options, respectively. The effective rate increased to 38.5% from 37.7% for the three month periods ended April 1, 2007 and April 2, 2006, respectively. The two discrete items reduced the effective annual tax rate of 36.9% for the six months ended April 1, 2007 from 38.6% for the six months ended April 2, 2006.

     7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
          On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 provides for the option to recognize most financial assets and liabilities and certain other items at fair value. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 is effective for us beginning October 1, 2008. We are evaluating the statement to determine the effect, if any, on our future financial statements and related disclosures.

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

          Our government contracts can be divided into three major types: cost reimbursable, fixed-price, and time and material. Cost reimbursable contracts are primarily used for system design and development activities involving considerable risks to the contractor, including risks related to cost estimates on complex systems, performance risks associated with real time signal processing, embedded software, high performance hardware, and requirements that are not fully understood by the customer or us, the development of technology that has never been used, and interfaces with other systems that are in development or are obsolete without adequate documentation. Fees under these contracts are usually fixed at the time of negotiation; however, in some cases the fee is an incentive or award fee based on cost, schedule, and performance or a combination of those factors. Although the U.S. government customer assumes the cost risk on these contracts, the contractor is not allowed to exceed the cost ceiling on the contract without the approval of the customer.
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
          Time and material contracts are based on hours worked, multiplied by approved labor rates, plus other costs incurred and allocated.
          The following table represents our revenue concentration by contract type for the periods indicated:

	Second Quarter Ended		Six Months Ended
Contract Type	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Fixed-price contracts	60%	58%	63%	67%
Cost reimbursable contracts	35%	28%	31%	23%
Time and material contracts	5%	14%	6%	10%
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
Backlog
          We define backlog as the funded and unfunded amount provided in our contracts less previously recognized revenue and exclude all unexercised options on contracts. Some contracts where work has been authorized carry a funding ceiling that does not allow us to continue work on the contract once the customer obligations have reached the funding ceiling. In such cases, we may be required to stop work until additional funding is added to the contract. Our experience in this case is very rare and therefore we generally carry the entire amount that the customer intends to execute as backlog when we are confident that the customer has access to the required funding for the contract.
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
          Our backlog at the dates shown was as follows (in thousands):

	April 1, 2007	April 2, 2006

Funded	$231,917	$187,592
Unfunded	77,367	31,005

Total	$309,284	$218,597

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
          We recorded $865,000 ($705,000 net of tax) and $886,000 ($722,000 net of tax) of stock-based compensation expense in our statement of earnings for the six months ended April 1, 2007 and April 2, 2006, respectively. The stock-based compensation expense for the six months ended April 1, 2007, includes $134,000 attributable to stock awards issued to non-employee directors during the period. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.03 and $0.03 for the six months ended April 1, 2007 and April 2, 2006, respectively.
          As of April 1, 2007, there was $6.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in seven years, with half of the total amortization cost being recognized within the next 24 months.
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

Research and Development
          We conduct internally funded research and development into complex signal processing, system and software architectures, and other technologies that are important to continued advancement of our systems and are of interest to our current and prospective customers. In the six months ending April 1, 2007 and April 2, 2006, internal research and development expenditures (“IRAD”) were $3,964,000 and $2,904,000, respectively, representing 3.2% and 2.3% respectively, of revenues in each period. The increase in IRAD is attributable to increased funding of a major R&D effort, and the additional R&D performed by acquired companies.
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
          We expect that fluctuations in deferred revenue will occur based on the particular timing of milestone payments under our fixed-price contracts and our subsequent incurrence of costs under the contracts. Due to these fluctuations, our cash position at the end of any fiscal quarter or year may not be indicative of our cash position at the end of subsequent fiscal quarters or years. During the six months ended April 1, 2007, we incurred cost on certain fixed-price contracts resulting in a decrease of approximately $9.1 million of deferred revenues, as compared to the year ended September 30, 2006.
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
          At April 1, 2007, the unfavorable rate variance totaled $3.4 million of which $1.9 million was planned. Management expects this variance will be eliminated over the course of the fiscal year and therefore, no portion of this variance is considered permanent.

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
          We currently determine goodwill impairment on three reporting units. Each reporting unit is a component of the Company’s single homogeneous business segment with discrete financial information. Goodwill allocated to the reporting units was determined as of the acquisition dates. There was no structural change to the reporting units during the six months ended April 1, 2007.
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
Historical Operating Results
Fiscal quarter ended April 1, 2007 compared to fiscal quarter ended April 2, 2006
          The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the fiscal quarters ended April 1, 2007 and April 2, 2006 (in thousands):

	Fiscal quarter ended		Increase
	April 1, 2007	April 2, 2006	(Decrease)

Contract revenues	$64,310	$55,681	8,629
Cost of revenues	$51,901	$43,686	8,215
General and administrative expenses	$5,908	$5,096	812
Provision for income taxes	$2,605	$2,732	(127)
Net income	$4,163	$4,522	(359)

Revenues:
          Revenues increased approximately 15% for the fiscal quarter ended April 1, 2007, as compared to the fiscal quarter ended April 2, 2006. The revenue increase is attributable to new contracts, primarily for the production of surface ship systems as well as the impact of acquisitions completed after the second quarter of fiscal year 2006. These increases were partially offset by the completion or near completion of several mobile systems, as well as a number of submarine systems.
Cost of Revenues:
          Cost of revenues increased approximately 19% for the fiscal quarter ended April 1, 2007 as compared to the fiscal quarter ended April 2, 2006. The increase was primarily comprised of increases in direct materials and subcontract costs of $2.5 million and $1.4 million, respectively, related to increased contract activities during the quarter. Direct labor and other direct costs increased by $1.8 million and $0.8 million, respectively, also related to increased contract activities. Engineering overhead increased by $1.7 million. Cost of revenues as a percentage of revenue increased to 81% for the quarter ended April 1, 2007 from 78% for the quarter ended April 2, 2006. This increase in costs was due primarily to an increase in the amortization of intangible assets related to companies acquired subsequent to April 2, 2006; an increase in costs beyond planned expenditures involving a single time and material contract; and a change in contract mix from fixed price to cost plus fixed fee resulting in lower profit margins.
General and Administrative Expenses:
          General and administrative expenses increased approximately 16% for the fiscal quarter ended April 1, 2007, as compared to the fiscal quarter ended April 2, 2006. The increase was due primarily to the impact of acquisitions completed after the second quarter of fiscal year 2006, and an increase in infrastructure to support related business growth and employee population. General and administrative expenses as a percentage of revenue was 9% for the quarters ended April 1, 2007 and April 2, 2006.
Income Tax Expense:
          Our effective income tax rate increased to 38.5% for the fiscal quarter ended April 1, 2007, compared to an effective rate of 37.7% for the fiscal quarter ended April 2, 2006. The increase is due mainly to increased activity in states with higher tax rates, a decreased effect from tax exempt interest and the domestic production activities deduction, partially offset by an increased effect from the R&D tax credit.
Net Income:
          As a result of the above, net income decreased approximately $0.4 million, or 8%, for the fiscal quarter ended April 1, 2007 compared to the fiscal quarter ended April 2, 2006.
Six Months Ended April 2, 2007 compared to Six Months Ended April 2, 2006
          The following table sets forth certain items, including consolidated contract revenues, cost of revenues, general and administrative expenses, interest income and interest expense, provision for income taxes and net income, and the changes in these items for the periods indicated (in thousands) :

	Six Months Ended		Increase
	April 1, 2007	April 2, 2006	(Decrease)

Contract revenues	$124,715	$123,788	$927
Cost of revenues	97,655	96,438	1,217
General and administrative expenses	12,851	11,204	1,647
Provision for income taxes	5,460	6,376	(916)
Net income	9,346	10,125	(779)

Contract Revenues:
          Revenues increased approximately 1% for the six months ended April 1, 2007, as compared to the same period in the prior year. Increased revenue from acquisitions completed after April 2, 2006 as well as new surface ship production and development contracts were partially offset by decreased revenue due to the completion of submarine and other systems.
Cost of Revenues:
          Cost of revenues increased approximately 1% for the six months ended April 1, 2007 as compared to the six months ended April 2, 2006. The increase was comprised primarily of an increase in direct labor of $3.6 million. This increase was partially offset by decreases in material costs and other direct costs of $8.4 million and $2.9 million, respectively, due to our nearing completion of two significant production programs. Fringe benefits and facilities costs increased by $1.6 million and $1.1 million, respectively. Engineering overhead, including business development cost, increased by $4.1 million. The increase in fringe benefits and facilities costs are related to an increase in employee population, while the increase in business development costs is consistent with our emphasis on penetrating new markets. The amortization of intangibles and other non-contract cost increased by $1.3 million. Cost of revenues as a percentage of revenue was 78% in both the six month period ended April 1, 2007 and the six month period ended April 2, 2006.
General and Administrative Expenses:
          General and administrative expenses increased approximately 15% for the six months ended April 1, 2007, as compared to the six months ended April 2, 2006. The increase was primarily due to acquisitions completed after April 2, 2006. General and administrative expenses as a percentage of revenue increased to 10% for the six months ended April 1, 2007 from 9% for the six months ended April 2, 2006.
Provision for Income Taxes:
          Our effective income tax rate decreased to 36.9% for the six months ended April 1, 2007, compared to 38.6% for the six months ended April 2, 2006. The decrease in the effective rate is attributable to a true-up of deferred taxes, the R&D tax credit and a reduced effect of incentive stock option expense during the six months ended April 1, 2007.
Net Income:
          As a result of the above, net income decreased approximately $779,000, or 8%, for the six months ended April 1, 2007 compared to the six months ended April 2, 2006.
Analysis of Liquidity and Capital Resources
          Our liquidity requirements relate primarily to the funding of working capital requirements supporting operations, capital expenditures and strategic initiatives including research and development activities and any acquisitions we may make.
          Cash
          At April 1, 2007, we had cash of $34.7 million compared to cash of $33.5 million on September 30, 2006. This increase in cash of $1.2 million was the result of net cash provided by operating activities, partially offset by cash used in investing activities (see Cash Flows discussion below).
          Line of Credit
          The Company maintains a $40.0 million line of credit with Bank of America, N.A. (the “Lender”). The credit facility will terminate February 28, 2008 at which time the facility will be subject to renewal. The credit facility also contains a sublimit of $15.0 million to cover letters of credit. In addition, borrowings on the line of credit bear interest at LIBOR plus 150 basis points. An unused commitment fee of 0.25% per annum, payable in arrears, is also required.

          All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the Company’s EBITDA for the trailing 12 months, calculated as of the end of each fiscal quarter. As of April 1, 2007, EBITDA, on a trailing 12 month basis, was $34.2 million. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of April 1, 2007, the Company was in compliance with these covenants and the financial ratio.
          At April 1, 2007, there were no borrowings outstanding against the line of credit. Letters of credit outstanding at April 1, 2007 amounted to $1.0 million, leaving $33.2 million available on the line of credit.
          Cash Flows
          Many of the Company’s larger fixed price contracts contain milestone billing provisions. These contracts have arrangements which allow us to bill our customer only upon completion of specified milestone activities. As a result, the Company must often fund operating working capital requirements in advance of the billings associated with those activities. In addition, to the extent cash flows from milestone billings are tied to early activities on a contract, revenue related to these billings is deferred until recognition. See “—Overview—Deferred Revenue” above.
          Net cash provided by operating activities was $3.4 million for the six months ending April 1, 2007, compared to net cash provided by operating activities of $20.9 million for the six months ending April 2, 2006. The decrease in cash provided by operating activities is primarily due to the increase in accounts receivable which was partially offset by a decrease in accounts payable. The increase in accounts receivable was primarily due to contractual milestones which were not scheduled for completion until a later date. In the first six months of fiscal 2007, we were able to put into production $5.5 million of project costs deferred at the end of fiscal year 2006; however, this was offset by $9.0 million of deferred revenue recognized during the first six months ended April 1, 2007.
          Net cash used in investing activities was $3.8 million for the six months ended April 1, 2007, compared to net cash used in investing activities of $2.4 million for the six months ended April 2, 2006. This is due primarily to an increase in capital expenditures for property, equipment and software of $1.1 million. During the period, we made an additional payment of $0.4 million to Radix shareholders for achieving certain financial targets.
          Net cash provided by financing activities was $1.6 million for the six months ended April 1, 2007 compared to $39.6 million for the fiscal quarter ended April 2, 2006. The decrease in net cash provided by financing activities was primarily due to the net proceeds from our secondary stock offering of $46.8 million, partially offset by the repayment of the line of credit in December 2005.
          We believe our existing funds plus cash generated from operations and amounts available for borrowing under our line of credit will be sufficient to provide liquidity and capital resources to fund ongoing operations, customary capital expenditures, and other working capital requirements.

Contractual Obligations and Commitments
          As of April 1, 2007, our contractual cash obligations were as follows (in thousands):

	Total	Due in 2007	Due in 2008	Due in 2009	Due in 2010	Due in 2011	Thereafter
Capital leases	$123	$22	$46	$43	$12	—	—
Operating leases	24,737	3,736	7,667	5,288	2,526	1,970	3,550

Total	$24,860	$3,758	$7,713	$5,331	$2,538	$1,970	$3,550

          As of April 1, 2007, other commercial commitments were as follows (in thousands):

	Total	Less Than 1 Year	1-3 Years
Letters of credit	$1,040	$977	$63
          We have no long-term debt obligations, other operating lease obligations, contractual purchase obligations, or other long-term liabilities other than those shown above. We also have no off-balance sheet arrangements of any kind.
Recent Accounting Pronouncements
          On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 provides for the option to recognize most financial assets and liabilities and certain other items at fair value. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 is effective for use beginning October 1, 2008. We are evaluating the statement to determine the effect, if any, on our future financial statements and related disclosures.
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
Interest Rates:
          Our line of credit financing provides available borrowing to us at a variable interest rate tied to the LIBOR rate. There were no outstanding borrowings under this line of credit at April 1, 2007. Accordingly, we do not believe that any movement in interest rates would have a material impact on future earnings or cash flows.
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
ITEM 1A. RISK FACTORS
          There were no other material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended September 30, 2006, filed on December 14, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed March 6, 2007
ITEM 5. OTHER INFORMATION
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

Date: May 11, 2007