Form 10-Q
period 2007-07-01
ARGON ST, Inc.
filed 2007-08-10
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 1, 2007
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
Yes ☐  No ☑
     As of August 1, 2007, there were 22,410,840 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

ARGON ST, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JULY 1, 2007
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at July 1, 2007 and September 30, 2006	3

	Condensed Consolidated Statements of Earnings for the three and nine months ended July 1, 2007 and July 2, 2006	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended July 1, 2007 and July 2, 2006	5

	Notes to Condensed Consolidated Financial Statements	6-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-20

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

Signatures		23

Exhibits		24-26

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	July 1, 2007	September 30, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,669	$33,498
Accounts receivable, net	95,917	86,842
Inventory	4,076	3,954
Income taxes receivable	369	23
Deferred project costs	—	5,597
Deferred income tax asset	2,870	2,083
Prepaids and other	1,296	1,481

TOTAL CURRENT ASSETS	152,197	133,478
Property, equipment and software, net	18,747	16,726
Goodwill	148,818	148,719
Intangibles, net	11,452	13,200
Other assets	1,906	1,408

TOTAL ASSETS	$333,120	$313,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$19,275	$19,124
Accrued salaries and related expenses	14,122	10,678
Deferred revenue	11,364	13,053
Other liabilities	570	452

TOTAL CURRENT LIABILITIES	45,331	43,307
Deferred income tax liability, long term	3,836	2,937
Deferred rent and other liabilities	1,295	1,591
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Common stock:
$.01 Par Value, 100,000,000 shares authorized, 22,532,265 and 22,313,709 shares issued at July 1, 2007 and September 30, 2006	225	223
Additional paid in capital	215,938	212,610
Treasury stock at cost, 126,245 shares	(534)	(534)
Retained earnings	67,029	53,397

TOTAL STOCKHOLDERS’ EQUITY	282,658	265,696

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$333,120	$313,531

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(In Thousands, Except Per Share Data)

	Third Quarter Ended		Nine Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

CONTRACT REVENUES	$73,660	$68,902	$198,375	$192,690

COST OF REVENUES	61,599	56,383	159,254	152,821

GENERAL AND ADMINISTRATIVE EXPENSES	5,631	4,660	18,482	15,864

INCOME FROM OPERATIONS	6,430	7,859	20,639	24,005

INTEREST INCOME, NET	341	544	938	899

INCOME BEFORE INCOME TAXES	6,771	8,403	21,577	24,904
PROVISION FOR INCOME TAXES	2,485	3,237	7,945	9,613

NET INCOME	$4,286	$5,166	$13,632	$15,291

EARNINGS PER SHARE (Basic)	$0.19	$0.23	$0.61	$0.71

EARNINGS PER SHARE (Diluted)	$0.19	$0.23	$0.60	$0.69

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	22,399	22,120	22,319	21,495

Diluted	22,819	22,717	22,788	22,127

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In Thousands)

	Nine Months Ended
	July 1, 2007	July 2, 2006
Cash flows from operating activities
Net income	$13,632	$15,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,399	4,054
Deferred income tax provision (benefit)	124	(985)
Stock-based compensation	1,489	1,489
Bad debt expense	30	—
Loss on sale of equipment	2	—
Change in:
Accounts receivable	(9,169)	18,808
Inventory	(122)	(613)
Deferred project costs	5,597	—
Prepaids and other	185	(416)
Accounts payable and accrued expenses	151	(13,464)
Accrued salaries and related expenses	3,444	2,734
Deferred revenue	(1,689)	(3,211)
Income taxes receivable	7	1,927
Deferred rent	(208)	114

Net cash provided by operating activities	18,872	25,728

Cash flows from investing activities
Acquisitions of property, equipment and software	(5,613)	(2,941)
Reduction in advances and cash held in escrow	—	10,900
Radix Technologies, Inc. acquisition	(400)	(9,935)
Acquisitions of ProDesign Solutions, LLC net of cash acquired	—	(1,712)
Deposits and other assets	(504)	339

Net cash used in investing activities	(6,517)	(3,349)

Cash flows from financing activities
Repayment on line of credit, net of borrowings	—	(11,000)
Payment on note payable	—	(56)
Payments on capital leases	(25)	(14)
Tax benefit of stock option exercises	535	1,691
Proceeds from exercise of stock options	911	2,238
Proceeds from employee stock purchase plan exercises	395	444
Proceeds from secondary offering	—	46,768

Net cash provided by financing activities	1,816	40,071

Net increase in cash and cash equivalents	14,171	62,450
Cash and cash equivalents, beginning of period	33,498	4,064

Cash and cash equivalents, end of period	$47,669	$66,514

Supplemental disclosure
Income taxes paid	$7,344	$6,982

Interest expense paid	$8	$165

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. Operating results for the period ended July 1, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in Argon ST, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Reclassifications are made to the prior year financial statements when appropriate, to conform to the current year presentation.
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
     Argon ST’s accounting policy for recording indirect rate variances is based on management’s belief that variances accumulated during interim reporting periods will be absorbed by management actions to control costs during the remainder of the year. The Company considers the rate variance to be unfavorable when the actual indirect rates are greater than the Company’s annual targeted rates. During interim reporting periods, unfavorable rate variances are recorded as reductions to operating expenses and increases to unbilled receivables. Favorable rate variances are recorded as increases to operating expenses and decreases to unbilled receivables. At July 1, 2007, the unfavorable rate variance totaled $1.4 million of which $1.2 million was planned for the period. If the Company anticipates that actual contract activities will be different than planned levels, there are alternatives the Company can utilize to absorb the variance: the Company can adjust planned indirect spending during the year, modify its billing rates to its customers, or record adjustments to expense based on estimates of future contract activities. Management expects the variance to be eliminated over the course of the fiscal year and therefore, no portion of the variance is considered permanent.
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

2. EARNINGS PER SHARE
     Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during each period. The following summary is presented for the indicated periods (in thousands, except per share amounts):

	Third Quarter Ended		Nine Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net Income	$4,286	$5,166	$13,632	$15,291
Weighted Average Shares Outstanding — Basic	22,399	22,120	22,319	21,495
Basic Earnings per Share	$0.19	$0.23	$0.61	$0.71
Effect of Dilutive Securities:
Net Shares Issuable Upon Exercise of Stock Options	420	597	469	632
Weighted Average Shares Outstanding — Diluted	22,819	22,717	22,788	22,127
Diluted Earnings per Share	$0.19	$0.23	$0.60	$0.69
3. STOCK-BASED COMPENSATION
Adoption of SFAS No. 123R
     The Company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which requires that compensation costs related to share-based payment transactions be recognized in financial statements.
     The Company recorded $624,000 ($517,000 net of tax) and $603,000 ($489,000 net of tax) of stock-based compensation expense in its statement of earnings for the fiscal quarters ended July 1, 2007 and July 2, 2006, respectively. The Company recorded $1,489,000 ($1,221,000 net of tax) and $1,489,000 ($1,211,000 net of tax) of stock-based compensation expense in its statement of earnings for the nine months ended July 1, 2007 and July 2, 2006, respectively. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.02 and $0.02 for the fiscal quarters ended July 1, 2007 and July 2, 2006, respectively. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.05 and $0.05 for the nine months ended July 1, 2007 and July 2, 2006, respectively. Tax benefits from option exercises were $535,000 and $1,691,000 for nine months ended July 1, 2007 and July 2, 2006 respectively, and are included in cash flows from financing activities.
Stock Awards
     The Company awarded a total of 21,000 shares to its six non-employee board members on December 13, 2006. The stock will vest one year after the award date. The closing price of the Company’s stock on the date of award was $21.39 per share. The fair value of the award is $21.39 per share, and $112,000 and $246,000 of stock-based compensation expense attributable to these awards was recorded in the three months and nine months ended July 1, 2007, all of which is classified under General and Administrative expenses.

     On February 28, 2007 40,450 restricted shares were awarded to certain senior level employees. These shares have a two year cliff vesting period and a value of $24.23 per share, the closing price on the date of award, is attributable to each share. Stock-based compensation of $122,000 and $165,000 has been recognized for the three and nine months ended July 1, 2007, respectively, of which $113,000 is included in the Cost of Revenue and $9,000 is included in General and Administrative Expenses for the three months ended July 1, 2007, and $153,000 is included in Cost of Revenue and $12,000 is included in General and Administrative Expenses for the nine months ended July 1, 2007.
Stock Options
Fair Value Determination
     During the fiscal quarter ended July 1, 2007, the Company did not grant any stock options.
Stock Option Expense
     The Company recorded $390,000 and $1,078,000, respectively, of stock-based compensation expense related to stock options for the three and nine months ended July 1, 2007. Of that total $358,000 was recorded as Cost of Revenues and $32,000 was recorded as General and Administrative Expenses during the fiscal quarter and $833,000 was recorded as Cost of Revenue and $245,000 was recorded as General and Administrative Expenses for the nine months ended July 1, 2007.
     As of July 1, 2007, there was $5,997,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in seven years, with half of the total amortization cost being recognized within the next 23 months.
Stock Option Activity
     During the nine months ended July 1, 2007, the Company granted stock options to purchase 317,875 shares of common stock at a weighted-average exercise price of $24.01 per share. The Binomial weighted-average fair value of the options granted during the nine months ended July 1, 2007 was $9.66 per share. Of these options, 292,875 vest at the rate of 20% per year over five years from the date of grant and 25,000 of these options vest over seven years from the date of grant. All of the options expire ten years from the grant date. For the nine months ended July 1, 2007, the weighted average closing price was $23.21 per share.
     The following table summarizes stock option activity for the nine months ended July 1, 2007:

			Aggregate Intrinsic
		Weighted-Average	Value
	Number of Shares	Exercise Price	(in thousands)
Shares under option, September 30, 2006	1,859,088	$14.78
Options granted	317,875	$24.01
Options exercised	(199,110)	$4.57	$3,905
Options cancelled and expired	(88,560)	$18.19

Shares under option, July 1, 2007	1,889,293	$17.25	$11,260
Options exercisable at July 1, 2007	975,660	$14.41	$8,586
Shares reserved for equity awards at July 1, 2007	650,587

     Information with respect to stock options outstanding at July 1, 2007 was as follows:

		Weighted-Average
		Remaining	Weighted-Average
Range of Exercise Price	Options Outstanding	Contractual Life	Exercise Price
$0.10 — $0.90	124,138	3.8 years	$0.61
$2.25 — $4.63	267,170	4.8	4.04
$5.00 — $6.88	226,800	6.3	5.70
$7.54 — $17.63	201,500	5.8	12.20
$20.40 — $29.87	1,069,685	8.3	25.88
     Information with respect to stock options exercisable at July 1, 2007 was as follows:

		Weighted-Average
		Remaining	Weighted-Average
Range of Exercise Price	Options Exercisable	Contractual Life	Exercise Price
$0.10 — $0.90	124,138	3.8 years	$0.61
$2.25 — $4.63	128,822	4.2	3.96
$5.00 — $6.88	103,040	6.2	5.72
$7.54 — $17.63	201,500	5.8	12.20
$20.40 — $29.87	418,160	7.2	24.93
Employee Stock Purchase Plan
     The Company maintains an employee stock purchase plan (ESPP), as provided under the Argon ST Stock Incentive Plan, and has reserved 100,000 shares for issuance under the plan. The ESPP is available to all employees eligible on the start date of the semi-annual enrollment periods. Eligible employees may purchase the Company’s common stock through payroll deductions up to 10% of the employee’s compensation, at a price equal to 95% of the of the fair market value of the common stock on the purchase date. For the nine months ended July 1, 2007, 19,446 shares were purchased under the ESSP at a price of $20.31 per share. For the semi-annual enrollment period ended June 30, 2007, the Company will purchase 14,034 shares at $21.90 per share. The purchase date for these shares will be August 3, 2007. No stock compensation expense was recorded.
4. ACCOUNTS RECEIVABLE
     Accounts receivable consists of the following as of:

	July 1, 2007	September 30, 2006
Billed and Billable	$44,540,000	$43,314,000
Unbilled Costs and Fees	47,373,000	33,333,000
Retainages	4,284,000	10,475,000
Reserves	(280,000)	(280,000)

	$95,917,000	$86,842,000

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
     All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the Company’s earnings before interest, taxes depreciation and amortization (EBITDA) for the trailing 12 months, calculated as of the end of each fiscal quarter. As of July 1, 2007, EBITDA, on a trailing 12 month basis, was $35,431,000. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of July 1, 2007, the Company was in compliance with these covenants and the financial ratio.
     At July 1, 2007, there were no borrowings outstanding against the line of credit. Letters of credit outstanding at July 1, 2007 amounted to $1,040,000, and $34,391,000 was available on the line of credit.
6. INCOME TAXES
     For the nine months ended July 1, 2007, the Company recorded a discrete income tax benefit of $54,000 related to the federal research and development tax credit which was reinstated effective January 1, 2006, but not reflected in the tax provision for the fiscal year ended September 30, 2006. In addition, discrete income tax benefits of $45,000 and $22,000 were recorded relating to a true-up of deferred taxes and disqualifying dispositions of incentive stock options, respectively and $234,000 related to the true up of the return to provision for the prior year. The discrete items reduced the effective annual tax rate to 36.8% for the nine months ended July 1, 2007 from 38.6% for the nine months ended July 2, 2006.
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
8. SUBSEQUENT EVENT
     On April 16, 2007 the Company entered into a non-binding letter of intent to acquire a privately held company and commenced its due diligence process. As part of this effort, on July 13, 2007 the Company provided a $3.7 million term loan to the acquisition candidate. The loan is secured by substantially all the assets of the acquisition candidate and is payable in full on October 11, 2007 should the Company not proceed with the acquisition.

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
     Time and material contracts are based on hours worked, multiplied by approved labor rates, plus other costs incurred and allocated.
     The following table represents our revenue concentration by contract type for the periods indicated:

	Third Quarter Ended		Nine Months Ended
Contract Type	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Fixed-price contracts	59%	68%	61%	67%
Cost reimbursable contracts	38%	22%	34%	23%
Time and material contracts	3%	10%	5%	10%
     Generally, we experience revenue growth when systems move from the development stage to the production stage due to increases in sales volumes from production of multiple systems, and when we add new customers or are successful in selling new systems to existing customers. Our current production work has been derived primarily from programs for which we have performed the initial development work. These programs are next generation systems replacing existing, obsolete systems that were developed by other companies. We were able to displace these companies primarily on the basis of technological capability. We believe that the current state of world affairs and the U.S. government’s emphasis on protecting U.S. citizens will cause funding of these programs to continue.
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

     From time to time, we will exclude from backlog portions of contract values of long or complex contracts where we judge revenue could be jeopardized by a change in U.S. government policy. Because of possible future changes in delivery schedules and cancellations of orders, backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and actual sales for the year may not meet or exceed the backlog represented. We may experience significant contract cancellations that were previously booked and included in backlog.
     Our backlog at the dates shown was as follows (in thousands):

	July 1, 2007	July 2, 2006

Funded	$222,502	$194,980
Unfunded	61,021	40,454

Total	$283,523	$235,434

Cost of Revenues
     Cost of revenues consist of direct costs incurred on contracts such as labor, materials, travel, subcontracts and other direct costs and indirect costs associated with overhead expenses such as facilities, fringe benefits and other costs that are not directly related to the execution of a specific contract. We plan indirect costs on an annual basis and on cost reimbursable contracts receive government approval to bill those costs as a percentage of our direct labor, other direct costs and direct materials as we execute our contracts. The government approves the planned indirect rates as provisional billing rates for each fiscal year. We have entered into a forward pricing rate agreement with DCAA that establishes specific labor and indirect rates with respect to a significant portion of our revenue. The agreement covers fiscal years through 2013, subject to amendment by either party during that period.
Stock-Based Compensation Expense
     Effective October 1, 2005, we adopted SFAS No. 123R using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the vesting period during which an employee or director provides service in exchange for the award.
     We recorded $1,489,000 ($1,221,000 net of tax) and $1,489,000 ($1,211,000 net of tax) of stock-based compensation expense in our statement of earnings for the nine months ended July 1, 2007 and July 2, 2006, respectively. The stock-based compensation expense for the nine months ended July 1, 2007 includes $246,000 attributable to stock awards issued to non-employee directors during the period. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.05 and $0.05 for the nine months ended July 1, 2007 and July 2, 2006, respectively.
     As of July 1, 2007, there was $5,997,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in seven years, with half of the total amortization cost being recognized within the next 23 months.
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

Research and Development
     We conduct internally funded research and development into complex signal processing, system and software architectures, and other technologies that are important to continued advancement of our systems and are of interest to our current and prospective customers. In the nine months ending July 1, 2007 and July 2, 2006, internal research and development expenditures (“IRAD”) were $5,270,000 and $4,599,000, respectively, representing 2.7% and 2.4% respectively, of revenues in each period. The increase in IRAD is attributable to R&D in acquired companies and investment in the development of a variety of technologies including a next generation RF distribution and processing capability to support the pursuit of future production systems.
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
     We expect that fluctuations in deferred revenue will occur based on the particular timing of milestone payments under our fixed-price contracts and our subsequent incurrence of costs under the contracts. Due to these fluctuations and other factors, as described in our Analysis of Liquidity and Capital Resources, our cash position at the end of any fiscal quarter or year may not be indicative of our cash position at the end of subsequent fiscal quarters or years. During the nine months ended July 1, 2007, we incurred cost on certain fixed-price contracts resulting in a decrease of approximately $1.7 million of deferred revenues, as compared to the year ended September 30, 2006.
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
     Anticipated losses on contracts are also recorded in the period in which they become determinable. Unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors are borne by us on fixed-price contracts, and could have a material adverse effect on results of operations and financial condition. Unexpected cost increases in cost reimbursable contracts may be borne by us for purposes of maintaining customer relationships. If the customer agrees to fund cost increases on cost type contracts, the additional work normally does not have any profit and therefore dilutes margin.
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
     At July 1, 2007, the unfavorable rate variance totaled $1.4 million of which $1.2 million was planned. Management expects this variance will be eliminated over the course of the fiscal year and therefore, no portion of this variance is considered permanent.

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
     We currently determine goodwill impairment on three reporting units. Each reporting unit is a component of the Company’s single homogeneous business segment with discrete financial information. Goodwill allocated to the reporting units was determined as of the acquisition dates. There was no structural change to the reporting units during the nine months ended July 1, 2007.
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
Historical Operating Results
Fiscal quarter ended July 1, 2007 compared to fiscal quarter ended July 2, 2006
     The following table sets forth consolidated revenues, cost of revenues, general and administrative expenses, provision for income taxes and net income, and the changes in these items for the fiscal quarters ended July 1, 2007 and July 2, 2006 (in thousands):

	Fiscal quarter ended		Increase
	July 1, 2007	July 2, 2006	(Decrease)

Contract revenues	$73,660	$68,902	$4,758
Cost of revenues	61,599	56,383	5,216
General and administrative expenses	5,631	4,660	971
Provision for income taxes	2,485	3,237	(752)
Net income	4,286	5,166	(880)

Revenues:
     Revenues increased approximately 7% for the fiscal quarter ended July 1, 2007, as compared to the fiscal quarter ended July 2, 2006. The revenue increase is attributable to new contracts, primarily for the development and production of surface ship systems as well as the impact of acquisitions completed after the third quarter of fiscal year 2006. These increases were partially offset by the completion or near completion of several mobile, submarine, and airborne systems.
Cost of Revenues:
     Cost of revenues increased approximately 9% for the fiscal quarter ended July 1, 2007 as compared to the fiscal quarter ended July 2, 2006. The increase was primarily comprised of increases in direct labor and subcontract costs of $2.1 million and $1.2 million, respectively, related to increased contract activities during the quarter. This increase was partially offset by decreases in material costs of $1.9 million. Engineering overhead increased by $3.4 million partially due to our increase in business development activities. Cost of revenues as a percentage of revenue increased to 84% for the quarter ended July 1, 2007 from 82% for the quarter ended July 2, 2006. This increase in costs was due primarily to an increase in the amortization of intangible assets related to companies acquired subsequent to July 2, 2006; and a change in contract mix from fixed price to cost plus fixed fee resulting in lower profit margins.
General and Administrative Expenses:
     General and administrative expenses increased approximately 21% for the fiscal quarter ended July 1, 2007, as compared to the fiscal quarter ended July 2, 2006. The increase was due primarily to the impact of acquisitions completed after the third quarter of fiscal year 2006, and an increase in infrastructure to support related business growth and employee population. General and administrative expenses as a percentage of revenue increased to 8% for the quarter ended July 1, 2007 from 7% for the quarter ended July 2, 2006.
Income Tax Expense:
     Our effective income tax rate decreased to 36.7% for the fiscal quarter ended July 1, 2007, compared to an effective rate of 38.5% for the fiscal quarter ended July 2, 2006. The decrease is due mainly to reconciliation during the quarter of previous tax estimates to actual amounts.
Net Income:
     As a result of the above, net income decreased approximately $0.9 million, or 17%, for the fiscal quarter ended July 1, 2007 compared to the fiscal quarter ended July 2, 2006.
Nine Months Ended July 2, 2007 compared to Nine Months Ended July 2, 2006
     The following table sets forth consolidated contract revenues, cost of revenues, general and administrative expenses, provision for income taxes and net income, and the changes in these items for the periods indicated (in thousands) :

	Nine Months Ended		Increase
	July 1, 2007	July 2, 2006	(Decrease)

Contract revenues	$198,375	$192,690	$5,685
Cost of revenues	159,254	152,821	6,433
General and administrative expenses	18,482	15,864	2,618
Provision for income taxes	7,945	9,613	(1,668)
Net income	13,632	15,291	(1,659)

Contract Revenues:
     Revenues increased approximately 3% for the nine months ended July 1, 2007, as compared to the same period in the prior year. Increased revenue from acquisitions completed after July 2, 2006 as well as new surface ship production and development contracts were partially offset by completion or near completion of several mobile, submarine, and airborne systems.
Cost of Revenues:
     Cost of revenues increased approximately 4% for the nine months ended July 1, 2007 as compared to the nine months ended July 2, 2006. The increase was comprised primarily of an increase in direct labor and subcontract costs of $5.8 million and $3.6 million, respectively related to growth in business activities. Fringe benefits and facilities costs increased by $4.8 million and $2.5 million, respectively. Engineering overhead, including business development cost, increased by $3.9 million. The increase in fringe benefits and facilities costs are related to an increase in employee population, while the increase in business development costs is consistent with our emphasis on penetrating new markets. In addition, amortization of intangibles related to acquisitions completed after July 2, 2006, was approximately $1.2 million. These increases were partially offset by decreases in material costs of $10.3 million and other direct costs of $4.2 million. Cost of revenues as a percentage of revenue were 80% and 79% for the nine month period ended July 1, 2007 and the nine month period ended July 2, 2006.
General and Administrative Expenses:
     General and administrative expenses increased approximately 17% for the nine months ended July 1, 2007, as compared to the nine months ended July 2, 2006. The increase was primarily due to acquisitions completed after July 2, 2006 and an increase in infrastructure to support related business growth and employee population. General and administrative expenses as a percentage of revenue increased to 9% for the nine months ended July 1, 2007 from 8% for the nine months ended July 2, 2006.
Provision for Income Taxes:
     Our effective income tax rate decreased to 36.8% for the nine months ended July 1, 2007, compared to 38.6% for the nine months ended July 2, 2006. The decrease in the effective rate is primarily attributable to a true-up of deferred taxes, the R&D tax credit and a reduced effect of incentive stock option expense during the nine months ended July 1, 2007.
Net Income:
     As a result of the above, net income decreased approximately $1.6 million, or 11%, for the nine months ended July 1, 2007 compared to the nine months ended July 2, 2006.
Analysis of Liquidity and Capital Resources
     Our liquidity requirements relate primarily to the funding of working capital requirements supporting operations, capital expenditures and strategic initiatives including research and development activities and any acquisitions we may make.
      Cash
     At July 1, 2007, we had cash of $47.7 million compared to cash of $33.5 million on September 30, 2006. This increase in cash of $14.2 million was the result of net cash provided by operating activities, partially offset by cash used in investing activities (see Cash Flows discussion below).

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
     All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the Company’s EBITDA for the trailing 12 months, calculated as of the end of each fiscal quarter. As of July 1, 2007, EBITDA, on a trailing 12 month basis, was $35.4 million. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of July 1, 2007, the Company was in compliance with these covenants and the financial ratio.
     At July 1, 2007, there were no borrowings outstanding against the line of credit. Letters of credit outstanding at July 1, 2007 amounted to $1.0 million, leaving $34.4 million available on the line of credit.
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
     Net cash provided by operating activities was $18.9 million for the nine months ending July 1, 2007, compared to net cash provided by operating activities of $25.7 million for the nine months ending July 2, 2006. The decrease in cash provided by operating activities is primarily due to the increase in accounts receivable. The increase in accounts receivable was primarily due to an increase in unbilled receivables related to work towards contractual milestones which have not yet been achieved. In the first nine months of fiscal 2007, we were able to put into production $5.6 million of project costs deferred at the end of fiscal year 2006; however, this was offset by $1.7 million of deferred revenue recognized during the first nine months ended July 1, 2007.
     Net cash used in investing activities was $6.5 million for the nine months ended July 1, 2007, compared to net cash used in investing activities of $3.3 million for the nine months ended July 2, 2006. This is due primarily to an increase in capital expenditures for property, equipment and software of $2.7 million. During the period, we made a payment of $0.4 million to Radix shareholders for achieving certain financial targets.
     Net cash provided by financing activities was $1.8 million for the nine months ended July 1, 2007 compared to $40.1 million for the nine months ended July 2, 2006. The decrease in net cash provided by financing activities was primarily due to the net proceeds from our secondary stock offering of $46.8 million in the first quarter of fiscal year 2006.
     We believe our existing funds plus cash generated from operations and amounts available for borrowing under our line of credit will be sufficient to provide liquidity and capital resources to fund ongoing operations, customary capital expenditures, and other working capital requirements.

Contractual Obligations and Commitments
     As of July 1, 2007, our contractual cash obligations were as follows (in thousands):

	Total	Due in 2007	Due in 2008	Due in 2009	Due in 2010	Due in 2011	Thereafter
Capital leases	$116	$13	$47	$44	$12	—	—
Operating leases	22,914	1,889	7,660	5,287	2,526	1,969	3,583

Total	$23,030	$1,902	$7,707	$5,331	$2,538	$1,969	$3,583

     As of July 1, 2007, other commercial commitments were as follows (in thousands):

	Total	Less Than 1 Year	1-3 Years
Letters of credit	$1,040	$977	$63
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
Interest Rates:
     Our line of credit financing provides available borrowing to us at a variable interest rate tied to the LIBOR rate. There were no outstanding borrowings under this line of credit at July 1, 2007. Accordingly, we do not believe that any movement in interest rates would have a material impact on future earnings or cash flows.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of June 7, 2004, by and between Sensytech, Inc. and Argon Engineering Associates, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 filed on July 16, 2004, Registration Statement No. 333-117430)

2.2	Agreement and Plan of Merger, Dated as of June 9, 2006, by and among Argon ST, Inc., Argon ST Merger Sub, Inc., San Diego Research Center, Incorporated, Lindsay McClure, Thomas Seay and Harry B. Lee, Trustee of the HBL and BVL Trust (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 14, 2006)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-98757) filed on August 26, 2002)

3.1.1	Amendment, dated September 28, 2004, to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K filed October 5, 2004 covering Items 2.01, 5.01, 5.02, 8.01 and 9.01 of Form 8-K).

3.1.2	Amendment, dated March 15, 2005 to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 5, 2005, filed May 11, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 13(a)(i) of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-128211) filed on September 9, 2005)

10.1	Second Amended and Restated Line of Credit Agreement with Bank of America (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-98757) filed on August 27, 2002)

10.1.1	Fifth Amendment to Second Amended and Restated Financing and Security Agreement, dated as of March 31, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 6, 2006)

10.2+	Argon ST, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for its 2006 annual meeting of stockholders, filed January 27, 2006)

10.2.1	Form of Stock Option Agreement under Argon ST 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed December 14, 2005)

10.3+	Argon Engineering Associates, Inc. Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed December 14, 2004)

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

32.1**	Certification pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act and Section 1350 of Chapter 63 of Title 8 of the United States Code

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan or arrangement

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

Date: August 10, 2007