Form 10-K
period 2007-09-30
ARGON ST, Inc.
filed 2007-11-30
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                  ;
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     As of November 15, 2007, there were 21,894,875 shares of the registrant’s common stock, par value $.01 per share, outstanding. The aggregate market value of the Registrant’s common stock held by non-affiliates as of April 1, 2007 was approximately $352.0 million, computed by reference to the closing sales price of such stock on the NASDAQ Global Select Market as of March 30, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
     Part III of this report incorporates by reference specific portions of the registrant’s proxy statement relating to the Annual Meeting of Stockholders to be held on February 26, 2008.

ARGON ST, INC. AND SUBSIDIARIES
For the Fiscal Year Ended September 30, 2007

PART I
ITEM 1. BUSINESS
Business Description.
     We are a leading systems engineering, development and services company providing full-service C5ISR (command, control, communications, computers, combat systems, intelligence, surveillance and reconnaissance) systems and services, which address several markets including, but not limited to, airborne reconnaissance, ships and undersea, land mobile and transportable, communications and networks, and security. We serve a wide range of defense and intelligence customers as well as commercial enterprises.
     Our systems and services enable our customers to perform many functions critical to their missions, including:
•	Signals Intelligence (“SIGINT”): Collecting information and producing intelligence from the detection, interception and evaluation of signals, including communication signals (“COMINT”) and electromagnetic signals, such as radar (“ELINT”).

•	Electronic Warfare (“EW”): Detecting, identifying and countering adversary forces, weapons and sensors through collection of adversary signals. Measures include launching deceptive signals and electronic counter-measures and using electronic support measures (“ESM”) to identify and locate emitters on both platforms and weapons.

•	Information Operations (“IO”): Employment of non-lethal measures to exploit, influence and manipulate an enemy’s C5ISR processes, including radio and network communications and measures, to protect own force and friendly information and sensors.

•	Acoustic Operations: Employment of acoustic sensors and signals to detect, identify and counter undersea threats including, but not limited to, enemy torpedoes.

•	Threat Simulation: The use of computer and virtual based replication of signals and sensors for training and analysis of adversary capabilities.

•	Imaging: Production and analysis of information from light spectrum sources, including multispectral, hyperspectral, infra-red, electro-optical and visible light.

•	Tactical Communications and Networking: Deployment of mobile, terrestrial, and satellite radio receivers and transmitters, to include point to point links and extensive networks, supporting tactical operations, intelligence production and dissemination, movement of data and information, and management of the radio frequency spectrum.

•	Services: The provision of material, training and support engineering expertise to enable and sustain readiness, systems operations and mission success.
     Our systems are used on a broad range of military and strategic platforms including surface ships, submarines, unmanned underwater vehicles (“UUV”), aircraft, unmanned aerial vehicles (“UAV”), land mobile vehicles, fixed site installations and relocatable land sites.
       We develop many of our systems using innovative design methodologies that incorporate proprietary software and design processes and commercially available hardware and software in configurations capable of being more readily deployed, adapted or upgraded by us or the customer. This system design methodology allows us to adapt our software modules and processes to meet complex specifications on varied platforms without significant re-design efforts. The benefits of our system design methodology include shorter development and implementation schedules, system flexibility, improved interoperability with systems not developed by us, and reduced system and upgrade costs to our customers. Our communications systems provide state of the art capabilities from simple and secure data transfer between tactical platforms to the high impact realization of complex network centricity. Our delivery of expert services, systems engineering, and pivotal domain knowledge complements and sustains the operational success of our systems.
     Our business is conducted primarily through contracts with the U.S. government. For the fiscal year ended September 30, 2007, 83% of our revenues were from contracts for which we were the prime contractor, 60% of our revenues were from fixed-price contracts and 55% of our revenues were from sole-source contracts. Our primary customer is the Department of Defense. We derive a majority of our revenues from various agencies and commands within the U.S. Navy. We also provide systems and products to other U.S. government agencies and major domestic prime contractors, and to certain U.S. government-approved foreign governments, agencies and defense contractors as well as commercial enterprises.
Available Information
     Our headquarters are located at 12701 Fair Lakes Circle, Fairfax, VA 22033. Our website address is http://www.argonst.com. The information contained on our website is not incorporated by reference into this Annual Report. All reports we file electronically with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other information and amendments to those reports filed electronically (if applicable), are accessible at no cost on our website as soon as reasonably practicable after such reports have been filed or furnished to the SEC. These filings are also accessible on the SEC’s Web site at http://www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Corporate History
     Our company today is the result of the September 2004 merger of privately-held Argon Engineering Associates, Inc. (“Argon Engineering”) and publicly-held Sensytech, Inc. (“Sensytech”). Argon Engineering was founded in 1997 by Terry Collins, Victor Sellier and Thomas Murdock to develop advanced signal intelligence systems for the U.S. Navy. During the following years, Argon Engineering grew rapidly and expanded its technical expertise and customer base.
  Sensytech was formed by the 1998 merger of S.T. Research Corporation (founded in 1972) and Daedalus Enterprises (founded in 1968). S.T. Research produced communications signals intelligence and passive electronic warfare systems, while Daedalus Enterprises produced airborne imaging systems and services. In 2002, Sensytech acquired substantially all of the assets of FEL Corporation, adding capabilities in electronic warfare, radar simulator products, communications data links, naval mine warfare and anti-submarine warfare systems. In 2004, Sensytech acquired Imaging Sensors and Systems, Inc. in Winter Park, FL to add a line of ground, shipboard, and airborne forward looking infra-red (“FLIR”) and visible spectrum imaging systems. Also in 2004, Sensytech formed ST Productions in Smithfield, PA to expand Sensytech’s manufacturing and test capabilities.
     The Argon Engineering/Sensytech merger combined Argon Engineering’s innovative communications signal intercept and processing systems with Sensytech’s broad and complementary range of electronic intelligence, electronic warfare and imaging systems, resulting in a broad based C5ISR provider for the defense and intelligence markets. The merger expanded our base of existing and potential new customers, allowed us to enact several initiatives using the combined company’s technological expertise and experience, and enabled us to use our manufacturing capacity more efficiently.
     During the fiscal year ended September 30, 2006, we acquired all the common stock of Radix Technologies, Inc., San Diego Research Center, Inc. and Innovative Research, Ideas and Services Corp. (“IRIS”), as well as certain assets of ProDesign Solutions, LLC. During the fiscal year ended September 30, 2007, we acquired certain tangible and intangible assets of Coherent Systems International Corp. in a transaction in which we purchased 100% of the equity of CSIC Holdings LLC, an entity that is 100% owned by Coherent Systems International Corp. As one of our key growth strategies, we intend to pursue additional strategic acquisitions in the future.
Recent Developments
     In 2007, we continued our success in the development and delivery of C5ISR systems, products and services. We expanded our customer base and improved diversity in our products and services. We also faced several challenges in our efforts to grow our business as a leading provider of state-of-the-art C5ISR systems. Among the significant developments over the year are the following:
•	Mergers and Acquisitions. In 2007, we acquired certain assets and liabilities of Coherent Systems International Corp. in a transaction in which we purchased 100% of the equity of CSIC Holdings, LLC, (“Coherent”) a 100% owned entity of Coherent systems International Corp., a leader in niche defense electronics markets which develops, integrates and fields complete systems for mission critical, command, control, communications, electronic warfare, and facility security solutions. Coherent has utilized its competencies in engineering, software development and systems integration, and its intimate knowledge of the conditions faced by at-war forces, to deploy advanced command and control solutions, precision targeting systems, mobile communication gateways, high-performance electronic warfare systems, and aircraft sensor solutions. It has built loyal customer support for its rapidly-fielded products among the United States Marine Corp, the United States Air Force, the United States Special Operations Forces, the United States Navy, and allied nations, such as the United Arab Emirates. We believe synergies with CSI will provide customers significant additional opportunities to leverage complementary technologies, programs and products to improve tactical operations.

•	Tactical Communications and Networking Systems. We were awarded an important option under the Operational Test-Tactical Engagement System (“OT-TES”) Communications Upgrade program bringing the total value of this contract to over $54 million. OT-TES provides a mobile, high-fidelity, tactical engagement simulation and field instrumentation system that collects and reports real-time casualty assessment and other required data. OT-TES is capable of supporting operational testing and evaluation of Army weapon systems, doctrine and tactics. The modification to the contract includes numerous updates to the technical baseline to better support future operational testing activities at Fort Hood, Texas. We believe our work and this award position us well for future competitions in the training and test communications markets. In addition, we believe that our advances in this market will provide synergies in the ground mobile gateway and other tactical communications markets that we serve.

•	Airborne Reconnaissance. In June 2007, we were awarded an important contract serving the Navy’s surveillance aircraft capabilities. This contract will provide key upgrades to current systems consistent with our widely deployed system architecture. We believe this contract award continues to improve our position in the airborne reconnaissance C5ISR markets by providing new war fighting and reconnaissance options. We also believe that this contract continues to position us favorably for future airborne reconnaissance modernization efforts, including the anticipated competitions for the EPX and Aerial Common Sensor programs.

•	Ships Signals Exploitation Equipment (“SSEE”) Increments E and F. This program, under which we design and develop Information Operation systems for the U.S. Navy, was first awarded to us following a competitive procurement process in 2001. Our partnership with the U.S. Navy grew stronger with the approval of additional SSEE Increment E systems over the years, and in 2007 our competitive win of the contract to develop the next generation of these shipboard systems, known as SSEE Increment F. We believe these awards solidify our position as a dominant supplier of surface ship cryptologic systems to the United States Navy. In addition, the awards have led to opportunities with the U.S. Coast Guard and international customers.

•	Submarine Programs. We have successfully provided ESM and cryptologic support systems on U.S. and U.K. submarines since 1999. However, revenue from the submarine market has decreased in 2007 and 2006 because our existing contracts fully satisfy the inventory requirements of available platforms. While our plans call for periodic updates and technical refresh of all these systems, their architecture remains state-of-the-art, and therefore we do not anticipate near-term increases in revenue in this area.

•	Surface Ship Torpedo Defense. Our surface ship torpedo defense (“SSTD”) systems continue to be deployed in both the U.S. market and overseas. We believe the challenge that diesel electric submarines present to U.S. and partner nations will amplify the need for a viable torpedo defense systems. We were successful in winning a contract with the Navy in November 2006 to upgrade the AN/SLQ-25A SSTD system.

•	Transition to Gen 5 from Gen 4. Within our SIGINT capabilities, we have successfully transitioned from our widely deployed Generation 4 (“Gen 4”) SIGINT platform to the latest version, Generation 5 (“Gen 5”). The research and development was company-funded and represents a significant improvement in performance over the prior platform. We believe the technological and performance improvements that Gen 5 offers will increase acceptance of this new platform for existing customers and potential new users. In addition to the increased performance, new software and firmware is available to increase the SIGINT mission that Gen 5 can perform. We believe this transition provides significant new opportunities for growth in the SIGINT area.

•	Mobile Systems Business Area Investment and Opportunity. Our mobile systems capability addresses ground transportable SIGINT primarily for defense applications for both the U.S. and international markets. We are currently developing two major ground transportable systems under separate contracts, each of which represents a significant investment and opportunity. In the first program, we are evolving the next generation Lighthouse architecture which includes the use of Field Programmable Gate Array (“FPGA”) devices to enable significant improvements in signal collection density and a reduction in overall system size. The second program represents an entrée into the Distributed Common Ground Station (“DCGS”) environment and the development of a DCGS compliant sensor system. During 2007 we invested profit dollars to ensure a superior solution delivery to our customers. We believe that continued investment in these technologies, capabilities and platforms position us well for future contract competitions and awards serving these markets.
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
Technology and Applications
     Most of our systems involve the detection and geolocation of threats and processing of information collected from the radio frequency portion of the electromagnetic spectrum, particularly communications and radar signals. We also provide underwater acoustic systems, imaging systems and systems that detect, intercept and process information passed on networks. Our systems typically require significant amounts of complex software that implements control and interface functions as well as real-time digital signal processing algorithms that are often classified. The software must track, analyze and manage large databases, platform location and orientation, precise time, and many other factors that can affect performance.

     Typically, our system development for each potential platform is contracted and managed independently by the government and has a unique set of specifications driven by particular system requirements, including intended functionality and platform, geographic region of use, and source of intelligence. Our contracts generally require full life system development and test, platform integration, and life cycle support. After we have developed a system to customer specifications, the customer often purchases an additional number of these systems that are identical and meet its specifications. In these situations, production requires minimal additional engineering services or effort and results in efficient, lower-cost production. In some cases, standardized systems can also be sold to other customers without modification.
     We develop many of our systems using methodologies that incorporate industry leading software product line processes and commercially available hardware and software in configurations capable of being more readily deployed, adapted or upgraded by us or the customer. Our system design methodology allows us to adapt software modules and processes to meet complex specifications on varied platforms without significant re-design efforts. The benefits of our system design methodology include shorter development and implementation schedules, system flexibility, improved interoperability with systems not developed by us, and reduced system and upgrade costs to our customers.
     We actively pursue new technology for future C5ISR applications. Some new technology is developed through our internally funded research and development programs, but a larger percentage is developed under research and development contracts with government laboratories, agencies, military and intelligence organizations, and research facilities such as the Defense Advanced Research Project Agency, the Air Force Research Lab, the Office of Naval Research, communications-electronics research, development and engineering center, and others. This research aims to prove concepts, reduce risk, and demonstrate feasibility of new technology for use in future system developments and procurements, which improves our ability to support our customers’ missions. The knowledge and understanding we gain from this research often can be an advantage in our efforts to win additional contracts, including production contracts. Recently, we have been performing research and development on areas such as advanced satellite communication systems, robust navigation systems, networked cryptologic operations, multi-intelligence sensors for small airborne reconnaissance, laser detection (“LADAR”) systems for precise imaging, cognitive radios, and other classified technologies.
     The recent acquisition of Coherent adds data-link gateways that enable the addition of capabilities to aircraft systems, and allow us to offer considerable capabilities to the communications part of C5ISR.
Customers
     Our systems are currently sold primarily for the ultimate use of either the U.S. government or certain government-approved foreign governments. As a result, most of our contracts are either directly with the U.S. government or a prime contractor whose contact is direct with a government.
     The table below identifies the ultimate sources of our historical revenues. Although our revenue is dominated by our work with various agencies and commands within the U.S. Navy, other current U.S. government customers include the U.S. Army, the National Security Agency (“NSA”), the U.S. Air Force, the Defense Advanced Research Projects Agency (“DARPA”), the National Reconnaissance Office, the U.S. Marines, U.S. Special Operations Command (“SOCOM”), the Central Intelligence Agency (“CIA”), the Defense Intelligence Agency (“DIA”), and the Department of Homeland Security (“DHS”). Foreign customer sales typically involve U.S. government allies and are often funded by the U.S. government.

	Years Ended September 30,
	2007	2006	2005
United States Navy	61%	59%	69%
United States Army	11%	6%	7%
Other U.S. government agencies	22%	25%	13%
Foreign and other	6%	10%	11%

Government Contracts
     Most of our business is conducted under contracts related to U.S. government defense, intelligence and security requirements. Certain important aspects of our government contracts are described below.
Bidding Process
     We are awarded government contracts either on a sole-source basis or through a competitive bidding process.
•	Sole-source contracts. The U.S. government awards sole-source contracts when it determines that a single contractor has an expertise or technology that is superior to that of other available contractors. Sole-source contracts are awarded without a formal competition. Potential suppliers compete informally for sole-source contracts through research and development investment and marketing efforts. To obtain a sole-source contract, a contractor must identify the government’s requirements early and demonstrate a distinguishing expertise or technology promptly after the government has identified a requirement.

•	Competitive-bid contracts. The U.S. government awards competitive-bid contracts based on proposal evaluation criteria established by the procuring agency. Competitive-bid contracts are awarded after a formal bid and proposal competition among providers. Interested contractors prepare a bid and proposal in response to the agency’s request for proposal or request for information. A bid and proposal is usually prepared in a short time period in response to a deadline, and requires the extensive involvement of numerous technical and administrative personnel. Following award, competitive-bid contracts may be challenged by unsuccessful bidders in a variety of ways.
     The table below shows the proportion of our revenues under sole-source and competitive-bid contracts for the periods indicated:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2007	September 30, 2006	September 30, 2005
Sole Source Contracts	55%	51%	54%

Competitive Contracts	45%	49%	46%
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
The table below shows our revenues for the periods indicated by government contract type:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2007	September 30, 2006	September 30, 2005
Fixed-price contracts	60%	65%	79%

Cost reimbursable contracts	35%	25%	16%

Time and materials contracts	5%	10%	5%
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
     As a government contractor, we are subject to government audits, inquiries and investigations. We have experienced minimal audit adjustments in the past. The Defense Contract Audit Agency (“DCAA”) has completed its audit of Argon ST’s contracts through the fiscal year ended September 30, 2004, and we are subject to adjustment on our performance during subsequent years.
Subcontracts
     Revenues from contracts in which we acted as a subcontractor to other contractors represented 17%, 26%, and 22% of our revenues for fiscal years ended September 30, 2007, 2006, and 2005, respectively. Unlike direct government contracts, contracting parties typically have more freedom to negotiate terms of subcontracts. Based on the customers’ requirements, our subcontracts may or may not be governed by some of the terms and provisions commonly found in government contracts, including those described above.
Backlog
     Our backlog consists of the following as of September 30:

(Amounts in thousands)	2007	2006	2005
Funded	$246,571	$162,796	$199,543
Unfunded	58,279	62,373	71,564

Total	$304,850	$225,169	$271,107

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
     Of the total backlog at September 30, 2005, approximately $60.6 million pertained to the Aerial Common Sensor (ACS) program, on which we were a subcontractor. On January 12, 2006, we received a termination order from Lockheed Martin, our prime contractor, and the unfunded backlog was removed.
Research and Development
     We conduct substantial research and development using both government and company funds. During its early years, Argon Engineering used substantial internal investments to broaden the capabilities of its product line, as customer-sponsored research was not sufficient to fund these activities. During that period, Argon Engineering made focused research and development investments in areas the company deemed critical to its product line development, and used these activities to gain competitive advantage in future programs.
     Argon ST’s current customers are investing in new technologies required to sustain and improve systems capabilities in a dynamic and increasingly complex threat environment. As a result, our internal investments have shifted to examinations of future technologies and to products of interest to potentially new customers.
     Our continued success depends, in a large part, on our ability to develop and deliver new technology, and to apply new technology developed by others to support our customers in meeting their C5ISR mission objectives. Total research and development expenditures incurred by us consist of the following for the fiscal years ended September 30:

(Amounts in thousands)	2007	2006	2005
Internal research and development	$7,035	$6,286	$3,992
Customer-funded research and development	73,397	50,130	50,009

Total	$80,432	$56,416	$54,001

Competition
          Our market is highly competitive and is served by companies of varying size and capability. Large prime contractors who compete against us for C5ISR work include, but are not limited to, Boeing, BAE Systems, General Dynamics, Harris Corporation, L-3 Communications, Lockheed Martin, Northrop Grumman, and Raytheon. Medium size firms in this market include, but are not limited to, Applied Signal Technologies, DRS Technologies, EDO Corporation, Sierra Nevada Corporation and Southwest Research Institute.
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
     As of September 30, 2007, we had approximately 970 employees. Our business requires that a large number of our technical employees obtain security clearances from the U.S. government, which limits the available pool of eligible candidates for such positions to those who can satisfy the prerequisites to obtaining these clearances. Approximately 81% of our staff has security clearances and nearly 400 of our cleared employees hold Top Secret/ Sensitive Compartmented Information (TS/SCI) clearances. Our future success is dependent on attracting, retaining, and motivating qualified key management and technical personnel, whose loss could adversely affect our business materially.
Industry Overview
Government Spending
     The Department of Defense and intelligence community uses C5ISR systems on a wide and varied range of platforms, settings and locations around the world to detect, locate, evaluate, identify and respond to threats to the safety of the United States, its armed services and civilian population. U.S. government spending in our industry is projected to increase as follows:
•	Department of Defense Budgets. Department of Defense spending, including defense spending for procurement and research and development, is projected to increase from over $460 billion in FY08 to over $516 billion by 2012. Additionally, the U.S. defense budget has been augmented by a number of wartime supplemental appropriations since September 11, 2001, including supplemental appropriations in the amounts of $29.4 billion in 2002, $78.5 billion in 2003, $87.0 billion in 2004, $81.4 billion in 2005 $65.8 billion in 2006, and $153.6 billion in 2007. The emergency supplemental appropriation has not yet been approved for FY 2008 but is expected to be over $190.0 billion.

•	C5ISR Spending. A strong consensus among many seniors in the Department of Defense increasingly attributes C5ISR as the pivotal driving force in the current combat operations in Iraq and Afghanistan. Additionally, there is a strong movement within the community to expand C5ISR use to law enforcement operations. We believe that C5ISR spending will increase because of its role in support tactical operations, its role in the traditional strategic intelligence support of the Global War on Terror, and its expanded importance in support to federal, state and city law enforcement needs. We expect C5ISR spending to continue to increase substantially for the foreseeable future.

Significant Industry Trends
     In addition to increased government funding, we expect the following trends to affect spending priorities and C5ISR system development and investment:
•	Changing Communications Intelligence Needs. Communications Intelligence (“COMINT”) continues to be the premier source of information for supporting strategic decision makers and tactical commanders. With the transition from a monolithic enemy in the Cold War to the dispersed collection of possible enemies in asymmetric warfare, both the nature of the target and the COMINT requirements have changed. Communications equipment targeted by COMINT systems is no longer limited to long term, state developed, military systems and now is the latest technology readily available in the commercial communications market, (for example, cell phones). Geolocation is no longer limited to the location of major enemy forces and strategic weapons, but now includes an individual or specific computer. These realities of modern defense and security radically change the requirements for a COMINT system. Today’s successful COMINT systems and designs must be as dynamic as those found in the commercial communications market, reprogrammable within a single mission and accommodating of new technology as it becomes available with minimum impact and costs. Modern COMINT systems need to provide essential information within the tempo of modern warfare. Commanders want to know “what and where” in time to impact decisions with analytical insight added when time and opportunity are available.

•	Electronic Warfare/Information Operations. Information operations and electronic warfare have never been more important to warfighters and offer powerful new options to commanders. Electronic Attack (“EA”) is increasingly becoming a weapon of choice for both conflict management and non-lethal attack. We believe the trend towards the weaponization of SIGINT will increase the priority for systems which can offer both traditional ISR and EA. We also expect the need for brute force and smart jamming against Improvised Explosive Devices (“IED”) to continue to be a critical requirement anywhere the United States has military or civilian personnel in place. We believe the technology foundation of EA systems can impact the IED challenge.

•	Multi-Intelligence Systems Integration. Dating from the Cold War era, intelligence systems were single discipline (e.g. COMINT) based and stood on their own individual merit. Information and data analysis across disciplines was performed by examining the end conclusions of these single discipline systems. The credibility of any single discipline was frequently assigned based upon user bias or previous experience. Factors such as the need for information inside the decision cycle of today’s pace of warfare, ready use and dissemination of information from previously restricted sources, a proliferation of sensors, and improvements in making information available make a compelling case for the integration of information at the first possible opportunity. Warfighters today want “What is it, and where is it?” answered rapidly with clear information integrated from all useful sources. Meeting this demand has a profound impact on ISR system design. Modern ISR systems must develop and present extremely accurate, reliable information in forms that can be readily combined with information from other types of sensors and systems. We expect that the trend of intelligence integration will continue and will have three important effects. First, modern ISR systems must automatically derive intelligence from quickly detectable external signal characteristics and combine this information at the raw observable level. To satisfy this requirement, newer systems must be able to provide geolocational information on all new energy detections. Second, intelligence must be delivered in an actionable form to discreet personal devices in the hands of individual warfighters. Third, we believe the pace of war and volume of intelligence data may result in the need to execute decisions, including the use of lethal force, on the basis of machine-generated information without the benefit of human analysis. These trends will continue to place increasingly difficult demands on the systems accuracy, reliability, and data integrity of ISR systems.

•	Network-Centric Warfare. The military is rapidly moving towards network-centric warfare, which seeks to deliver the warfighter real-time, executable battlefield information from multiple platforms and sources. Modern warfare requires coordinating multiple ground troops, land vehicles and aircraft (both manned and unmanned), ships and submarines. Network-centric warfare involves shared data, shared sensors, shared tasking and joint operations among multiple combat platforms and personnel and requires increasingly sophisticated, complementary and flexible C5ISR systems.

•	Personnel Protection. The conflict in Iraq has highlighted the need for personnel protection against the IED. IEDs are explosive weapons that are being built, deployed and activated in a variety of non-traditional ways and are difficult to detect or counter. Systems that detect and protect against IEDs are a critical need and require development of advanced sensor and jamming technologies.

•	Outsourcing of Support Services. A number of factors have converged to create an environment in which government is now outsourcing an increasing percentage of work previously done by the military or government civilians. The trend is pervasive across nearly all functional areas except combat forces. The nature of the work ranges from acquisition management to manning positions in intelligence and analytical operations. A continuing manpower shortage in the military, increasingly complex systems and the need to retrain system operators and maintainers on rapidly changing hardware and software all point to even more outsourcing. The trend enables companies to provide the government with critical services and expertise, while they remain current with operational needs and challenges.
Business Strategies
     Our business objective is to grow our business as a leading provider of state-of-the-art C5ISR systems and services across a full range of defense and intelligence platforms. Our strategies for achieving this objective include:
•	Continuing and Extending Business with our Current Customers. We adhere strongly to the belief that “our current customer is our best customer.” Our intention is to extend current contracts into additional capabilities and services for our existing customers. Additionally, as new technology is developed or available, we will endeavor to modify existing systems to take advantage of this new technology in the face of dynamic threats.

•	Expanding our Customer Base for our Existing Capabilities. The software product line and other capabilities constituting our current products could offer additional customers the same compelling advantages experienced by our current customers. We intend to extend our customer set for our current and evolving products and services. We believe the adaptability and flexibility of our SIGINT and other products make them attractive in joint or coalition warfare environments.

•	Developing New Products, Services and Customers. We believe a combination of our highly-skilled staff and leading edge technology offers opportunities into new markets. In addition, we believe that we have developed a favorable reputation for taking on and solving the most challenging technical and engineering problems. We intend to combine the results of customer funded research with internally funded technology development to develop new customers through focused marketing initiatives led by our internal professional staff, complemented by selective outside experts.

•	Attracting and Developing Highly Skilled Personnel. Our success depends on the continued contributions of our engineers, system designers and managers. We intend to continue to hire and develop the highly-skilled professionals needed for our work. We seek to recruit exceptional recent college graduates and former key personnel from the intelligence community and Department of Defense. We believe that our management’s success in creating and maintaining a challenging and stimulating work environment has contributed to our low engineering staff turnover over the last twelve months. We believe we can continue to attract, develop and retain employees by offering competitive compensation, challenging engineering assignments and opportunities for career and management growth.

•	Leveraging Research and Development into Production Contracts. Many of our current systems were developed through our research and development activities. Much of our research and development is funded through research and development contracts with the U.S. government. While these contracts are generally small and have lower profit margins, we have often been successful in expanding these activities into full production contracts. We believe our involvement in all stages of a system’s life cycle provides us opportunities to be the preferred or sole-source provider for certain systems. We intend to continue to identify and pursue programs where we can expand research and development efforts into full production contracts.

•	Migrating our Multi-Intelligence Capabilities to Additional Platforms. Defense and intelligence customers now require C5ISR systems that integrate multiple intelligence gathering and processing capabilities. Our multi-intelligence systems have combined communications and electronic intelligence capabilities on ships, submarines and aircraft, and have combined radar and infra-red sensor capabilities for border patrols. We believe our experience and capabilities position us to win contracts to develop and produce multi-intelligence systems.

•	Expanding our Role in Providing Support Services. We plan to continue to build on the expertise developed from supporting and servicing our rapidly expanding inventory of deployed systems, by providing those same services to similar systems. Our current infrastructure can be adapted to meet the growing requirements created by the government trend to outsource key engineering and support services.
ITEM 1A. RISK FACTORS
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
     Historically, a significant portion of our sales have been to the U.S. government and its agencies. Sales to the U.S. government, either as a prime contractor or subcontractor, represented approximately 94% and 90% of our revenues for fiscal years ended September 30, 2007 and September 30, 2006, respectively. The Department of Defense, our principal U.S. government customer, accounted for approximately 94% and 90% of our revenues for fiscal years ended September 30, 2007 and September 30, 2006, respectively. In addition, approximately 61% of our revenues for the fiscal year ended September 30, 2007 and approximately 59% of our revenues for the fiscal year ended September 30, 2006 were derived from agencies and commands of the U.S. Navy within the Department of Defense. We expect that U.S. government sales, particularly Department of Defense sales, will continue to constitute a significant majority of our revenue for the foreseeable future. The funding of U.S. government programs is dependent on Congressional appropriations and administrative allotment of funds and is subject to uncertain future funding levels that can result in the extension or termination of programs. Our business is also highly sensitive to changes in national and international priorities and U.S. government budgets. The continuing war on terrorism may positively or adversely affect funding for our programs or result in changes in U.S. government programs or spending priorities. A shift in government defense or intelligence spending to other programs in which we are not involved or a reduction in government defense or intelligence spending generally could adversely affect our operating results.
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

     Many of our government contracts span one or more base years with multiple option terms. Government agencies generally have the right not to exercise these option terms. If an option term on a contract is not exercised, we will not be able to recognize the full value of the contract awarded. Our backlog as of September 30, 2007 was $304.9 million, of which $246.6 million was funded. We exclude from backlog unexercised options on contracts. Our backlog includes orders under awards that in some cases extend several years, with the latest expiring in 2011. The actual receipt of revenues on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early.
From time to time, we depend on revenues from a few significant contracts, and any loss or cancellation of, or any reduction or delay in, any of these contracts could significantly harm our business.
     From time to time, including recent periods, we have derived a significant portion of our revenue from one or more individual contracts that could be terminated by the customer at the customer’s discretion. Our top three production programs accounted for approximately 23%, 25% and 39% of our revenue for fiscal years ended September 30, 2007, 2006 and 2005, respectively. In the future, we may enter into one or more contracts that will constitute a significant portion of our revenue during the period of contract performance. If any of our current significant contracts or significant contracts we enter into in the future were terminated or our work under those contracts were decreased, our revenues and net income could significantly decline. Our success will depend on our continued ability to develop and manage relationships with significant customers. There is no assurance that we will be able to diversify our customer base and curtail revenue concentration in the near future, if at all. The markets in which we sell our products are dominated by a relatively small number of governmental agencies and allies of the U.S. government, thereby limiting the number of potential customers. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critical to our business. We cannot be sure that we will be able to retain our largest customers, that we will be able to attract additional customers, or that our customers will continue to buy our systems and services in the same volume as in prior years. In addition, many of our contracts with the U.S. government contain provisions that allow the government to terminate or modify the terms of the contract, including solely at the government’s convenience. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or future price concessions that we may have to make could significantly harm our business.
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
     U.S. government agencies, including the Defense Contract Audit Agency, routinely audit and investigate government prime contractors and subcontractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. government also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Audits for costs incurred on our work performed after fiscal year 2004 have not yet been completed. If an audit conducted on our business uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, we could suffer serious harm to our reputation if allegations of impropriety or illegal acts were made against us.
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
     Under fixed-price contracts, we receive a fixed amount irrespective of the actual costs we incur and, consequently, we absorb any costs in excess of the fixed amount. Fixed-price contracts represented approximately 60% and 65% of our revenues for the fiscal years ended September 30, 2007 and September 30, 2006, respectively. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost reimbursable contracts, which are subject to a contract ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. However, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs. Under each type of contract, if we are unable to control costs we incur in performing under the contract, our financial condition and operating results could be materially adversely affected. Cost over-runs also may adversely affect our ability to sustain existing programs and obtain future contract awards. See “Item 1. Business — Government Contracts — Government Contract Categories” above.
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
     In general, we perform our developmental work under cost reimbursable and fixed-price development contracts and our production work under fixed-price production contracts. See “Item 1. Business — Government Contracts — Government Contract Categories” above. We typically experience lower profit margins under cost reimbursable and fixed-price development contracts than under fixed-price production contracts. In general, if the volume of services we perform under cost reimbursable and fixed-price development contracts increases in proportion to the volume of services we perform under fixed-price production contracts, our operating results may suffer. In addition, our earnings and margins may vary materially depending on the costs we incur in contract performance, our achievement of other contract performance objectives and the stage of our performance at which our right to receive fees, particularly under incentive and award-fee contracts, is finally determined.
We derive significant revenues from contracts awarded through a competitive bidding process.
     We derive significant revenues from U.S. government contracts that were awarded through a competitive bidding process. Revenues from competitive-bid contracts constituted approximately 45% and 49% of our revenues for the fiscal years ended September 30, 2007 and September 30, 2006, respectively. Much of the business that we expect to seek in the foreseeable future likely will be awarded through competitive bidding. Competitive bidding presents a number of risks, including:
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
     We operate in highly competitive markets and generally encounter intense competition to win contracts. We compete with many other firms, ranging from smaller specialized and medium-sized firms such as Applied Signal Technologies, DRS Technologies, EDO Corporation, Southwest Research Institute, and Sierra Nevada Corp., to large diversified firms such as Boeing, BAE Systems, General Dynamics, Harris Corporation, L-3 Communications, Lockheed Martin, Northrop Grumman and Raytheon, many of which have substantially greater financial, management and marketing resources than we have. Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel. In order to successfully secure contracts when competing with larger, well-financed companies, we may be forced to agree to contractual terms which provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. In addition, larger diversified competitors serving as prime contractors may be able to supply underlying products and services from affiliated entities, which would prevent us from competing for subcontracting opportunities on these contracts. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results. In addition, our competitors have established or may establish relationships among themselves or with third parties to increase their ability to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge. See “Item 1. Business — Competition” above.
Our business depends upon our relationships with, and the performance of, our prime contractors.
     Revenues from contracts in which we acted as a subcontractor to other contractors represented 17% and 26% of our revenues for the fiscal years ended September 30, 2007 and September 30, 2006, respectively. Of our $304.9 million total backlog as of September 30, 2007, approximately 21% represented work to be performed by us as a subcontractor, and we expect to continue to depend on relationships with other contractors for a substantial portion of our revenues in the foreseeable future. Our business, prospects, financial condition or operating results could be adversely affected if other contractors eliminate or reduce their subcontracts or joint venture relationships with us, either because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business, or if the government terminates or reduces these other contractors’ programs or does not award them new contracts.
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
     During the five fiscal years ended September 30, 2007, our revenues increased at an average compounded annual growth rate of 35.5%. Sustaining our growth has placed significant demands on our management, as well as our administrative, operational and financial resources. For us to continue our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to manage our growth while maintaining our quality of service and profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, prospects, financial condition or operating results could be adversely affected.
Our international business poses potentially greater risks than our domestic business.
     International sales represented approximately 6% and 10% of our revenues for the fiscal years ended September 30, 2007 and September 30, 2006, respectively. Our international business tends to have more risk than our domestic business due to the greater potential for changes in foreign economic and political environments. Our international business is also highly sensitive to changes in foreign national priorities and government budgets. International transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and the widely differing legal systems and customs in foreign countries.
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
     Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require us to assess our internal control over financial reporting annually. The rules governing the standards that must be met for management to assess our internal control over financial reporting as effective are complex, and require significant documentation, testing, and possible remediation of any significant deficiencies and/or material weaknesses of our internal controls to meet the detailed standards under these rules. We have evaluated our internal control over financial reporting as effective as of September 30, 2007. See Item 9A — Controls and Procedures — Management’s Report on Internal Control Over Financial Reporting. Although we have evaluated our internal controls as effective as of September 30, 2007, we may encounter unanticipated delays or problems in assessing our internal controls as effective or in completing our assessment by the required date in future fiscal years. In addition, we cannot assure you that our independent registered public accountants will attest our internal controls as effective in future fiscal years. If we cannot assess our internal controls as effective investor confidence and share value may be negatively impacted.
     We have incurred substantial operating costs in connection with the completion of our implementation and assessment and the auditor attestation under Section 404 of the Sarbanes-Oxley Act with respect to each of our fiscal years 2007 and 2006, and we expect to incur substantial operating expenses in meeting the requirements relating to internal control over financial reporting in the future. In addition, no assurance can be made that the operating expenses with respect to internal controls compliance we actually incur in the future will not exceed management’s expectations.

We may incur material impairment charges related to mergers and acquisitions.
     We have recognized goodwill of $170.2 million and $30.4 million of other amortizable long-lived assets, including customer related and other intangible assets in connection with mergers and acquisitions as of September 30, 2007. In accordance with accounting rules, the goodwill is reviewed annually unless circumstances or events indicate that an impairment test should be performed sooner and other long-lived assets are reviewed at the time circumstances or events indicate that an impairment test should be performed to determine if there has been any impairment to their value. The review for impairment is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flow, loss of expected contracts or customer relationships or a change in market conditions may indicate potential impairment of recorded goodwill or other long-lived assets. We performed the test during the fourth quarter of fiscal year 2007 and recognized a loss of $6.7 million with respect to the impairment of certain customer-related intangible assets originally recorded in connection with our acquisitions of SDRC, Pro-Design and IRIS. We found no impairment to the carrying value of goodwill. Impairment of long-lived assets, including goodwill, in the future could have a material adverse effect on our results of operations.
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
     One of our key growth strategies is to pursue selective acquisitions. Since October 1, 2005, we have acquired Radix Technologies, Inc., San Diego Research Center, Inc., and Innovative Research, Ideas and Services Corporation as well as certain assets of Coherent Systems International, Corp. and ProDesign Solutions LLC and we intend to pursue additional strategic acquisitions in the future. See “Item 1. Business —Recent Developments” above and Note 2 to our consolidated financial statements included in this report. Current valuations for businesses in the government, defense and intelligence sectors in which we operate are at historically high levels, and there is intense competition from government contractors of all types and sizes, commercial information technology providers, special purpose acquisition companies and private equity firms for acquisition candidates operating in these sectors. In addition, we intend to seek to acquire businesses with specialized technology capabilities and products that complement or expand our existing capabilities and products, businesses that expand our relationships with existing customers and businesses that offer us opportunities to diversify or expand our customer base. These types of businesses are especially in demand in the current acquisition market, and other prospective purchasers who have substantially greater resources than we do may offer to acquire such businesses upon such economic terms that are hard for us to match. We may not be able to identify and execute suitable acquisitions in the future on terms that are favorable to us, or at all.
Acquisitions involve costs and other risks, and may not have the benefits we expect.
     In connection with acquisitions we make, we may incur significant acquisition expenses as well as amortization expenses related to intangible assets. During fiscal year 2007, we recorded a $6.7 million impairment charge for the impairment of customer related intangible assets in connection with our acquisitions of SDRC, ProDesign and IRIS. We may incur significant write-offs in the future for impairment of goodwill or intangible assets associated with companies, businesses or technologies that we acquire. Our operating results could be adversely affected by these expenses and write-offs.

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
     Since we have surpassed the 750 employee size standard eligibility for new awards under the Small Business Innovative Research (“SBIR”) program, any “small business” company we acquire will likely lose its eligibility to bid on new SBIR contracts once it is acquired by us. In addition, the imposition of new Small Business Administration rules requiring small businesses to recertify as to their small business status before award of options or extensions to existing contracts, may limit our ability to meet our growth objectives from acquired small businesses. For these or other reasons, we may be unable to retain key customers of acquired companies or to retain or renew contracts of acquired companies. Moreover, any acquired business may fail to generate the revenue or net income we expected or produce the efficiencies or cost-savings that we anticipated. Any of these outcomes could materially adversely affect our operating results.
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
Risks Related to Ownership of Our Common Stock
Our current and former executive officers, whose interests may not be aligned with yours, may be able to control the vote on matters requiring stockholder approval.
           As of November 15, 2007 our current executive officers (Terry L. Collins, Victor F. Sellier and Kerry M. Rowe) collectively held approximately 24% of our total outstanding shares of common stock entitled to vote on matters requiring stockholder approval and, together with former executive officers Thomas E. Murdock and S. Kent Rockwell, our current and former executive officers held approximately 37% of our outstanding common stock entitled to vote on such matters as of November 15, 2007. Accordingly, our current and former executive officers as a group may control the vote on matters requiring stockholder approval, including the election of directors. The interests of our executive officers may not be fully aligned with yours.

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

	Estimated
	Square			Principal
Address	Feet	Lease Term	Description	Activity
12701 Fair Lakes Circle Fairfax, VA 22033	164,000	Leased, Expiration Date: 5/31/2009	Multifloor tenant in ten-story office building.	Engineering/ Administration

99 Spruce St Windber, PA 15963	90,000	Leased, Expiration Date: 9/30/2012	One-story facility	Engineering/Production/ Administration

8419 Terminal Road Newington, VA 22122	67,220	Leased, Expiration Date: 6/30/2014	Two one-story and one partial two-story adjacent block buildings in an industrial park.	Engineering/Production/ Administration

90 Laurel View Drive Smithfield, PA 15478	66,000	Leased, Expiration Date: 9/15/2013	One-story facility.	Engineering/Production/ Administration

Mesa Ridge Road San Diego, CA 92121	39,939	Leased, Expiration Date: 8/31/2010	Two-story facilities.	Engineering/ Administration

1386-1390 Connellsville Rd Lemont Furnace, PA 15456	30,000	Leased, Expiration Date: 4/1/2014	One-story facility.	Engineering/ Production

329 North Bernardo Ave Mountain View, CA 94043	26,328	Leased, Expiration Date: 10/31/2010	One-story facility.	Engineering/ Production

2810 Bunsen Ave Ventura, CA 93003	25,950	Leased, Expiration Date: 1/31/2012	Two-story facility in an industrial park.	Engineering/Production/ Administration

          In addition to the facilities listed above, we lease approximately 82,960 square feet at 13 other locations. These facilities are located in:
•	Huntsville, Alabama;

•	Redlands, California;

•	Orlando, Ft Walton Beach, Largo, and Tampa, Florida;

•	Annapolis Junction and Lexington Park, Maryland;

•	Ann Arbor, Michigan;

•	Camden, New Jersey;

•	Doylestown, Pennsylvania; and

•	San Antonio, Texas.
ITEM 3. LEGAL PROCEEDINGS
          We are subject to litigation from time to time, in the ordinary course of business including, but not limited to, allegations of wrongful termination or discrimination.
          On November 1, 2007, we filed suit in the Circuit Court of Fairfax County, Virginia, against Optical Air Data Systems, LLC (“OADS”) seeking approximately $642,000 in damages with respect to OADS’s failure to pay us for work performed under a subcontract with OADS in 2004 and 2005. In the afternoon of November 1, 2007, we were served with a complaint against us filed by OADS in the Circuit Court of Prince William County, Virginia, alleging one count of breach of contract and one count of breach of confidential disclosure agreement relating to our work under the OADS subcontract, and alleging damages in excess of $800 million. We believe that both the claims and alleged damages in the OADS suit are wholly without merit, and intend to vigorously defend against them while pursuing its original claim for non-payment.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended September 30, 2007.
SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
          The following is a list of our executive officers, including their names, ages and offices held, as of November 15, 2007.

Name	Age	Position with Registrant
Terry L. Collins, Ph.D.	62	Chairman of the Board, Chief Executive Officer and President

Victor F. Sellier	58	Vice President, Business Operations, Chief Financial Officer and Treasurer

Kerry M. Rowe	48	Vice President, Chief Operating Officer

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is traded on the NASDAQ Global Select Market under the symbol “STST”.
     The following table sets forth the range of high and low sales prices of our common stock for the periods indicated.

	High	Low
Fiscal 2007
Fourth Quarter	$23.73	$15.18
Third Quarter	29.44	19.95
Second Quarter	26.63	21.14
First Quarter	25.00	18.70

Fiscal 2006
Fourth Quarter	$28.38	$20.95
Third Quarter	35.45	25.08
Second Quarter	34.06	27.07
First Quarter	32.38	25.64
          There were 543 record holders of our common stock on November 15, 2007. On November 15, 2007, the last reported sale price of our common stock on the NASDAQ Global Select Market was $18.92 per share.
Dividend Policy
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
Equity Compensation Plan Information
          Set forth below is information as of September 30, 2007 regarding our equity compensation plans.

	Number of	Weighted
	securities to be	average exercise
	issued upon exercise	price of	Number of
	of outstanding	outstanding	securities
	options, warrants	options, warrants	remaining available
Plan category	and rights	and rights	for future issuance
Equity compensation plans approved by security holders	1,193,045	$21.97	668,125
Equity compensation plans not approved by security holders (1)	736,148	8.40	—

Total	1,929,193	$16.79	668,125

(1)	Consists entirely of shares of common stock issuable upon exercise of options under the Argon Engineering Associates, Inc. Stock Plan. There will be no further options or common stock granted under this plan.

     The Argon Engineering Associates, Inc. Stock Plan (the “Plan”) provided for the issuance of incentive and non-statutory stock options and restricted stock to eligible employees of Argon Engineering and its affiliates. As a result of the merger of Argon Engineering and Sensytech, each outstanding option to purchase Argon Engineering common stock under the Plan was converted into an option to purchase our common stock, with the number of shares able to be purchased and the exercise price adjusted in accordance with the merger exchange ratio. No acceleration of vesting of options under the Plan occurred in connection with the merger. As a result of the merger, the Plan covers 6,240,000 shares of common stock; however, the Plan has been frozen as of September 29, 2004 and no additional awards will be granted under the Plan subsequent to that date. The only participants in the Plan are those employees who received awards prior to September 29, 2004.
Stock Repurchases
     The following table provides information about purchases that we made during the fourth quarter of fiscal year 2007 of our equity securities that are registered by us pursuant to Section 12 of the Exchange Act. We purchased our common stock pursuant to the stock repurchase plan announced on August 30, 2007 authorizing the purchase of up to 2.0 million shares of our common stock. The repurchase plan is scheduled to terminate on August 31, 2008.

			Total Number of	Approximate Number
	Total Number	Average	Shares Purchased as	of Shares that May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plan	Under the Plan
September 1, 2007 to September 30, 2007	547,900	$18.24	547,900	1,452,100

Fourth quarter 2007 totals	547,900	$18.24	547,900	1,452,100

Common Stock Performance Graph
     The following graph shows the cumulative total return resulting from a hypothetical $100 investment in the Company’s common stock on September 30, 2002 through September 30, 2007. Stock price performance over this period is compared to the same amount invested in the Russell 2000 Index and the BB&T Defense Electronics Index over the same period. While total stockholder return can be an important indicator of corporate performance, it is not necessarily indicative of its degree of success in executing business plans, particularly over short periods.

	PERFORMANCE GRAPH TABLE
	As of September 30, (in dollars)
	2002	2003	2004	2005	2006	2007

Argon ST Stock	$100	$176	$312	$326	$266	$220
Russell 2000 Index	100	135	158	184	200	222
BB&T Defense Electronics Index	100	101	140	132	138	195

     The information included under this heading “Common Stock Performance Graph” is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.
ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth the selected statement of earnings data and balance sheet data for each of the periods indicated. The selected financial data is derived from our audited consolidated financial statements and related notes.
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
     The selected financial data for September 30, 2004 and 2003 reflect the results from operations of Argon Engineering. Balance sheet and backlog data include Sensytech as of September 30, 2004, while results from operations include Sensystech from September 29, 2004, the date of the merger.

		Years Ended September 30
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Contract revenues	$282,209	$258,835	$271,754	$129,184	$79,349

Cost of revenues	229,767	206,023	222,792	107,307	65,271

General and adminstrative expenses	17,342	15,926	10,586	4,604	3,657

Research and development expenses	7,035	6,286	3,992	1,301	2,187

Impairment of intangible assets	6,748	—	—	—	—

Income from operations	21,317	30,600	34,384	15,972	8,234

Other income, net	1,318	1,180	698	154	31

Income before income taxes	22,635	31,780	35,082	16,126	8,265

Provision for income taxes	(7,933)	(12,385)	(13,301)	(6,177)	(2,696)

Net income	$14,702	$19,395	$21,781	$9,949	$5,569

Earnings per share
Basic	$0.66	$0.90	$1.10	$0.81	$0.47

Diluted	$0.65	$0.87	$1.06	$0.74	$0.44

		Years Ended September 30
	2007	2006	2005	2004	2003
	(In thousands)
Balance sheet data
Cash and cash equivalents	$22,965	$33,498	$4,064	$29,732	$4,100
Total assets	$329,645	$313,531	$249,834	$221,741	$23,736
Total debt	$218	$86	$11,138	$282	$34
Stockholder’s Equity	$274,836	$265,696	$192,013	$160,925	$11,010

Other data
Backlog (unaudited)	$304,850	$225,169	$271,107	$228,819	$157,070
Dividends	$—	$—	$—	$7,851	$2,462
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

All forward-looking statements involve risks and uncertainties. These statements are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions or results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties including those set forth in “Risk Factors” under Item 1A of this Report. In addition to those risks specifically mentioned in this report, such risks and uncertainties include, but are not limited to, the existence of demand for, and acceptance of our products and services, regulatory approvals, export approvals, economic conditions both domestically and internationally, the impact of competition and pricing, results of financing efforts and other factors affecting our business that are beyond our control. All of the forward-looking statements should be considered in light of these factors. You should not put undue reliance on any forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect new information, future events or otherwise, except as provided by law.
Overview
General
     We are a leading systems engineering, development and services company providing full-service C5ISR (command, control, communications, computers, combat systems, intelligence, surveillance and reconnaissance) systems and services in the airborne reconnaissance, ships and maritime, land mobile, security and communications and networking markets. These systems and services are provided to a wide range of defense and intelligence customers, including commercial enterprises. Our systems provide communications intelligence, electromagnetic intelligence, electronic warfare and information operations capabilities that enable our defense and intelligence customers to detect, evaluate and respond to potential threats. These systems are deployed on a range of military and strategic platforms including surface ships, submarines, unmanned underwater vehicles (“UUV”), aircraft, unmanned aerial vehicles (“UAV”), land mobile vehicles, fixed site installations and re-locatable land sites.
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

     Time and materials contracts are based on hours worked, multiplied by approved labor rates, plus other costs incurred and allocated.
     The following table represents our revenue concentration by contract type for the periods indicated:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
Contract Type	September 30, 2007	September 30, 2006	September 30, 2005
Fixed-price contracts	60%	65%	79%
Cost reimbursable contracts	35%	25%	16%
Time and materials contracts	5%	10%	5%
     Generally, we experience revenue growth when systems move from the development stage to the production stage due to increases in sales volumes from production of multiple systems and when we add new customers or are successful in selling new systems to existing customers. Much of our current production work has been derived from programs for which we have performed the initial development work. These programs are next generation systems replacing existing, obsolete systems that were developed by other companies. We were able to displace these companies primarily on the basis of technological capability. We believe that the current state of world affairs and the U.S. government’s emphasis on protecting U.S. citizens will cause funding of these programs to continue.
     The change in our contract mix in fiscal year 2007 resulted from the addition of Coherent and San Diego Research Center, Inc. both of which have a significant amount of cost-reimbursable type programs, combined with the effects of the contributed revenue from the new SSEE Increment F program, a cost reimbursable contract. The maturation of the current market and resulting year over year decline in production of submarine systems, which are primarily fixed-price contracts, has also contributed to the change in revenue concentration by contract type. While we expect that, over the long-term, contract mix will include between 60% and 75% of fixed-price contracts, our expectation for fiscal year 2008 is that our mix will continue to move toward a higher proportion of cost-reimbursable contracts. This trend is due primarily to continued work on our SSEE Increment F contract, new airborne development contracts and the heavy mix of cost-reimbursable contracts from acquired entities.
  Backlog
     We define backlog as the funded and unfunded amount provided in contracts that we are tasked to complete less previously recognized revenue and exclude all unexercised options on contracts. Some contracts where work has been authorized carry a funding ceiling that does not allow us to continue work on the contract once the customer obligations have reached the funding ceiling. In such cases, we are required to stop work until additional funding is added to the contract. Our experience in this case is rare and therefore we generally carry the entire amount that the customer intends to execute as backlog when we are confident that the customer has access to the required funding for the contract.
     In general, most of our backlog results in revenue in subsequent fiscal years, as we maintain minimal inventory and therefore the lead time on ordering and receiving material and increasing staff to execute programs has a lag time of several months from the receipt of order.
     Our funded backlog does not include the full value of our contracts because Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years.
     From time to time, we will exclude from backlog portions of contract values of very long or complex contracts where we judge revenue could be jeopardized by a change in U.S. government policy. Because of possible future changes in delivery schedules and cancellations of orders, backlog at any particular date is not necessarily representative of actual revenue to be expected for any succeeding period, and actual revenue for the year may not meet or exceed the backlog represented. We may experience significant contract cancellations that were previously booked and included in backlog.

     Our backlog consisted of the following at September 30:

(In thousands)	2007	2006	2005
Funded	$246,571	$162,796	$199,543
Unfunded	58,279	62,373	71,564

Total	$304,850	$225,169	$271,107

     Of the total unfunded backlog at September 30, 2005, $60.6 million pertained to the Aerial Common Sensor (“ACS”) program, on which we were a subcontractor. On January 12, 2006, we received a termination order from Lockheed Martin, our prime contractor, and the unfunded backlog was removed.
     We experienced a 35.5% increase in backlog in fiscal 2007 over fiscal 2006. This increase is partially due to backlog acquired from Coherent and new contract bookings of $345.2 million in fiscal year 2007 as compared to $248.0 million in fiscal year 2006. Our total, funded and unfunded backlog as of the end of any fiscal quarter or year may fluctuate due to numerous factors, including the schedule for and timing of contract awards we are pursuing, the timing of government contracts we have been awarded and our success in winning new and follow-on contract awards.
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
General and Administrative Expenses
     Our general and administrative expenses include administrative salaries, costs related to proposal activities, and other administrative costs.
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

(In thousands)	2007	2006	2005
Internal research and development	$7,035	$6,286	$3,992
Customer-funded research and development	73,397	50,130	50,009

Total	$80,432	$56,416	$54,001

     In fiscal years 2007, 2006 and 2005, internal research and development expenditures represented 2.5%, 2.4% and 1.5% of our revenues, respectively. The increase in internally funded research and development is consistent with our increased exposure to and expanded customer base and increased markets and capabilities. We expect that research and development expenses will continue to represent approximately 2% to 3% of our consolidated revenue in future periods. Our customer-funded research and development increased primarily due to the large SSEE Increment F development contract.
Interest Income, net
     Net interest income is derived solely from interest earned on cash reserves maintained in short-term investment accounts and are therefore subject to short-term interest rates that have minimal risk.
Critical Accounting Policies and Estimates
General
     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements. These financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the estimates, assumptions, and judgments involved in the accounting practices described below have the greatest potential impact on our financial statements and, therefore, consider these to be critical accounting policies.
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

     Indirect Rate Variance
     We apply overhead and general and administrative expenses as a percentage of direct contract costs based on annual budgeted indirect expense rates. To the extent actual expenses for an interim period are greater than the budgeted rates, the variance is deferred if management believes it is probable that the variance will be absorbed by future contract activity. This probability assessment includes projecting whether future indirect costs will be sufficiently less than the annual budgeted rates or can be absorbed by seeking increased billing rates applied on cost-plus-fee contracts. At the end of each interim reporting period, management assesses the recoverability of any amount deferred to determine if any portion should be charged to expense. In assessing the recoverability of variances deferred, management takes into consideration estimates of the amount of direct labor and other direct costs to be incurred in future interim periods, the feasibility of modifications for provisional billing rates, and the likelihood that an approved increase in provisional billing rates can be passed along to a customer. Variances are charged to expense in the periods in which it is determined that such amounts are not probable of recovery. At the end of the fiscal year, indirect rates are applied using actual costs incurred, and variances at the end of fiscal year 2007 were not material.
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
Goodwill
     Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test for impairment at least annually using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We performed the test during the fourth quarter of fiscal year 2007 and found no impairment to the carrying value of goodwill.
Long-Lived Assets (Excluding Goodwill)
     We follow the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization. SFAS No.144 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Impairment losses are treated as permanent reductions in the carrying amount of the assets. For the year ended September 30, 2007, we recorded a $6.7 million loss for the impairment of customer related intangible assets initially recorded at the time of the SDRC, ProDesign and IRIS acquisitions.
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

Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”) which requires that compensation costs related to share-based payment transactions be recognized in financial statements. SFAS No. 123R requires all companies to measure compensation costs for all share-based payments at fair value, and eliminates the option of using the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees and directors if certain conditions were met.
     Effective October 1, 2005, the Company adopted SFAS No. 123R using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption will be measured at estimated fair value and included in cost of revenues and general and administrative expenses over the vesting period during which an employee provides service in exchange for the award.
     Fair Value Determination
     We use a Binomial option pricing model, based on the Hull and White model. We will reconsider use of the Binomial model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.
     In calculating fair value, we use the following assumptions.
     Expected Volatility. The expected volatility of the our shares was estimated based upon the historical volatility of share price of our common stock over a historical period, as being representative of the price volatility expected in the future. This volatility is comparable to the volatilities reported by companies within its peer group.
     Risk-free Interest Rate. We based the risk-free interest rate used in the Binomial valuation method on the implied yield available on a U.S. Treasury note on the applicable grant date, with a term equal to the expected term of the underlying grants.
     Dividend Yield. The Binomial valuation model calls for a single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future. As such, we used a dividend yield percentage of zero.
     Expected Term. The expected term used in this Binomial model is ten years, the contractual term of the options.
     Exercise Factor. The exercise factor is the ratio by which the stock price must increase from the exercise price before the employee is expected to exercise, as estimated by management.
     Post-vest Percentage. The post-vest percentage is the rate at which employees are likely to exercise their options earlier than usual as a result of their termination of employment, as estimated by management. Employees have 90 days and directors have 1 year to exercise their options upon termination of employment or resignation from the board. The post-vest percentages used in valuing options granted during the years ended September 30, 2007 and 2006 were 5.78% and 3.08%, respectively. For options granted to directors and certain individual awards, the post vest percentage was zero.

Historical Operating Results
Fiscal year ended September 30, 2007 compared to fiscal year ended September 30, 2006
     The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, research and development expenses, impairment of intangible assets, and income tax expense and net income, and the changes in these items for the fiscal years indicated:

			Increase (Decrease)
			2007
(Amounts in thousands)	September 30, 2007	September 30, 2006	Compared to 2006
Contract revenues	$282,209	$258,835	$23,374
Cost of revenues	229,767	206,023	23,744
General and administrative expenses	17,342	15,926	1,416
Research and development expenses	7,035	6,286	749
Impairment of intangible assets	6,748	—	6,748
Interest income and interest expense	1,318	1,180	138
Provision for income taxes	7,933	12,385	(4,452)
Net income	14,702	19,395	(4,693)
Contract Revenues:
     Revenues increased approximately $23.4 million or 9% during fiscal year 2007. The increase in revenues was primarily the result of our inclusion of a full year of operations for the San Diego Research Center, Inc. which was acquired in the fourth quarter of fiscal year 2006 and the inclusion of revenues from the Coherent acquisition completed in August 2007. In addition to the increase in revenues from acquisitions, the increase in revenues was partially due to revenue growth from new surface ship production and development contracts partially offset by decreased revenue of several mobile, submarine, and airborne system programs resulting from their completion or near completion.
Cost of Revenues:
     Cost of revenues increased approximately $23.7 million or 12% for fiscal year 2007 as compared to fiscal year 2006. The increase in cost of revenues was primarily due to the increase in our direct labor and related costs, subcontractor costs, and engineering overhead incurred to support the increased levels of contract revenues and related work and an increase of $1.0 million of acquisition related depreciation and amortization primarily related to acquired intangible assets. Additionally, stock-based compensation expense included in cost of revenues increased $0.6 million in fiscal year 2007 as compared to 2006. As a percent of revenue, costs of revenues increased to 81% for fiscal year 2007 as compared to 80% in fiscal 2006. The increase as a percent of revenue was primarily driven by a change in contract mix to a larger percentage of cost reimbursable contracts and a smaller percentage of fixed-price contracts as compared to fiscal year 2006. Cost reimbursable contracts generally earn lower margins than fixed-price contracts.
General and Administrative Expenses:
     General and administrative expenses increased approximately $1.4 million or 9% for fiscal year 2007, as compared to the fiscal year 2006. The increase in general and administrative expenses is primarily due to the inclusion of a full year of operations for San Diego Research Center, Inc., which was acquired in the fourth quarter of fiscal year 2006, and the inclusion of operations from the Coherent acquisition completed in August 2007. Theses increases were partially offset by a $0.4 million decrease in stock-based compensation expense included in general and administrative expenses. General and administrative expenses as a percentage of revenue were 6% for the years ended September 30, 2007 and 2006.
Research and Development Expenses:
     Research and development expenses increased $0.7 million or 12% for fiscal year 2007 as compared to fiscal year 2006. The increase in research and development expenses was due to our continued investment in new product development to support future revenue growth. Research and development expenses represented 2.5% and 2.4% of our consolidated revenues for fiscal years 2007 and 2006, respectively. We expect that research and development expenses will continue to represent approximately 2% to 3% of our consolidated revenue in future periods.

Impairment of Intangible Assets:
     At the times of the San Diego Research Center, Inc., ProDesign Solutions, LLC, and Innovative Research, Ideas, and Services Corporation acquisitions, we anticipated the award of certain specific revenue generating contracts and allocated a portion of the purchase price to such contracts as a customer related intangible asset. In 2007, we were not awarded all of the anticipated contracts and performed an impairment analysis in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In connection with this analysis, we have recognized an impairment loss of $6.3 million for the impairment of customer related intangible assets acquired from San Diego Research Center Inc. and we have recognized an impairment loss of approximately $0.4 million for the impairment of customer related intangible assets acquired from ProDesign Solutions, LLC and Innovative Research, Ideas, and Services Corporation.
Interest Income and Interest Expense:
     Interest income net of interest expense increased approximately $0.1 million for fiscal year 2007, as compared to the fiscal 2006. This increase was a result of higher average cash balances and slightly higher market returns in fiscal year 2007 as compared to fiscal year 2006.
Provision for Income Taxes:
     Our provision for income taxes for fiscal year 2007 was $7.9 million as compared to approximately $12.4 million for the fiscal year 2006. The effective tax rate for fiscal year 2007 was 35.0% compared to 39.0% for fiscal year 2006. The decrease in our effective tax rate is primarily due to an over accrual of prior year taxes compared to taxes reflected on our final 2006 income tax returns, reduced effective rate on state income taxes and the recognition of a research and development tax credit. A portion of the research and development tax credit increase was due to the delayed renewal of the related tax credit from 2006 to 2007.
Net Income:
     As a result of the above, net income decreased $4.7 million, or 24% for fiscal year 2007 as compared to fiscal year 2006.
Fiscal year ended September 30, 2006 compared to fiscal year ended September 30, 2005
     The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the fiscal years indicated:

			Increase (Decrease)
			2006
(In thousands)	September 30, 2006	September 30, 2005	Compared to 2005
Contract revenues	$258,835	$271,754	$(12,919)
Cost of revenues	206,023	222,792	(16,769)
General and administrative expenses	15,926	10,586	5,340
Research and development expenses	6,286	3,992	2,294
Interest income and interest expense	1,180	698	482
Provision for income taxes	12,385	13,301	(916)
Net income	19,395	21,781	(2,386)

Contract Revenues:
     Revenue decreased approximately $12.9 million or 5% during fiscal year 2006. The decrease was the result of several factors.  The termination of the ACS contract caused a $11.6 million revenue decrease in fiscal year 2006. In addition, revenue declined as a result of the completion or substantial completion of a number of submarine and surface ship systems, offset partially by revenue growth from our acquisitions of Radix, SDRC and IRIS as well as a major new surface ship contract and other contract awards during the year.
Cost of Revenues:
     Cost of revenues decreased approximately 8% for fiscal year 2006 as compared to fiscal year 2005. The decrease was due primarily to a drop in contract activity compared to 2005 and the termination of the ACS contract partially offset by the acquisitions of Radix, SDRC and IRIS. In addition, stock compensation expense of approximately $0.9 million was recorded in fiscal year 2006 under SFAS No. 123R; however, no stock compensation was recognized for 2005. Cost of revenues as a percentage of revenue decreased to 80% for fiscal year 2006 from 82% for fiscal year 2005, largely due to a shift in labor from direct and overhead functions to research and development expense.
General and Administrative Expenses:
     General and administrative expenses increased approximately 50% for fiscal year 2006, as compared to the fiscal year 2005. The increase was due primarily to an increase in salaries expense of approximately $1.7 million as a result of increased staff, as well as an increase in professional fees expenses of approximately $336,000. Stock compensation expense of approximately $1.0 million was recorded in fiscal year 2006 under SFAS No. 123R; however, no stock-based compensation was recognized for 2005. General and administrative expenses also increased as a result of our fiscal year 2006 acquisitions of Radix, SDRC and IRIS.
Research and Development Expenses:
     Research and development expenses increased $2.3 million or 57% for fiscal year 2006 as compared to fiscal year 2005. The increase in research and development expenses was due to our continued investment in new product development to support future revenue growth. Research and development expenses represented 2.4% and 1.5% of our consolidated revenues for fiscal years 2006 and 2005, respectively.
Interest Income and Interest Expense:
     Interest income increased approximately $0.6 million for fiscal year 2006, as compared to the fiscal 2005. This increase was a result of significantly higher average cash balances due to proceeds from our secondary stock offering in December 2005, improved accounts receivable collections, and higher short-term interest rates during fiscal year 2006 compared to the fiscal year 2005. Interest expense increased by $0.2 million for fiscal 2006 compared to fiscal year 2005 due to borrowings on the line of credit during the first quarter of 2006.
Provision for Income Taxes:
     Our provision for income taxes for fiscal year 2006 was $12.4 million as compared to approximately $13.3 million for the fiscal year 2005. The effective tax rate for fiscal year 2006 was 39.0% compared to 37.9% for fiscal year 2005. The research and development tax credit expired on December 31, 2005 and therefore did not reduce the effective tax rate in fiscal year 2006, compared to a 1.0% reduction in fiscal year 2005 attributable to the credit.
Net Income:
     As a result of the above, net income decreased $2.4 million, or approximately 11%, for fiscal year 2006 compared to the fiscal year 2005.

Analysis of Liquidity and Capital Resources
     Cash
     At September 30, 2007, we had cash of $23.0 million compared to cash of $33.5 million at September 30, 2006, a decrease of $10.5 million. Our largest source of cash during fiscal year 2007 was net income as adjusted for non-cash reconciling items including depreciation and amortization, the impairment of intangible assets, changes in deferred income taxes and stock-based compensation. The primary uses of cash during fiscal year 2007 were for cash paid in acquisitions net of cash acquired of $18.1 million, our purchase of $10.0 million of our common stock, and $10.0 million of cash paid to acquire property, equipment and software.
     Many of our fixed-price contracts contain provisions under which our customers are required to make payments when we achieve certain milestones. In many instances, these milestone payments occur after we have incurred the associated costs to which the payments will be applied. For example, under some of our contracts. providing certain deliverables constitutes a milestone for which we receive a significant payment near the end of the contract, but we incur costs to complete the deliverables ratably over the life of the contract. We recognize revenue as costs are incurred and revenue recognition criteria are met, with a corresponding increase in unbilled receivables.
     The time lag between our receipt of a milestone payment and our incurrence of associated costs under the contract can be several months. Therefore, milestone payments under fixed-price contracts can significantly affect our cash position at any given time. The receipt of milestone payments will temporarily increase our cash on hand and decrease our unbilled receivables. As milestone payments under the contract are billed and received, cash will increase and unbilled receivables associated with the payment will decrease. Over the years, these milestone payments have had a significant effect on our comparative cash balances. We expect that fluctuations in unbilled receivables and deferred revenue will occur based on the particular timing of milestone payments under our fixed-price contracts and our incurrence of costs under the contracts. Due to these fluctuations, our cash position at the end of any fiscal quarter or year may not be indicative of our cash position at the end of subsequent fiscal quarters or years.
     Line of Credit
     We maintain a $40.0 million line of credit with Bank of America, N.A. The credit facility will terminate on February 28, 2008 by which time we expect that we will have renegotiated a renewal. The credit facility contains a sublimit of $15.0 million to cover letters of credit. In addition, borrowings on the line of credit bear interest at LIBOR plus 150 basis points. An unused commitment fee of 0.25% per annum, payable in arrears, is also required.
     All borrowings under the line of credit are collateralized by all tangible assets of our company and its subsidiaries. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining our primary accounts with the Lender. Borrowing availability under the line of credit is equal to our EBITDA. For the purposes of this calculation, EBITDA is defined as pre-tax income as adjusted for interest expense, depreciation and amortization. For fiscal year ending September 30, 2007, EBITDA was $30.2 million. The agreement requires us to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of September 30, 2007, we were in compliance with these covenants and the financial ratio.
     At September 30, 2007, there were no borrowings outstanding against the line of credit. Letters of credit outstanding at September 30, 2007 amounted to $1.3 million and $28.9 million was available on the line of credit.
     Cash Flows
     For fiscal year 2007 cash of $27.5 million was provided by operating activities compared to $38.0 million provided by operating activities during fiscal year 2006. Cash provided by operating activities in fiscal 2007 was primarily comprised of $29.1 million of net income as adjusted for non-cash reconciling items including depreciation and amortization, the impairment of intangible assets, changes in deferred income taxes, and stock-based compensation.

Net income, as adjusted for non-cash reconciling items was reduced by $1.6 million as a result of changes in operating assets and liabilities. This change was driven by an $8.7 million increase in accounts receivable, partially offset by the $4.9 million reduction of deferred project costs and $2.2 million of changes in other operating assets and liabilities.
     Net cash used in investing activities was $30.3 million which was comprised primarily of $18.1 million cash paid for business acquisitions during fiscal year 2007. See Note 2 to the consolidated financial statements in this report. The remainder of cash was used to acquire property, equipment and software, in the increase in deposits and other assets, and to hold as restricted cash to settle a liability in connection with the acquisition of Coherent. We expect that our investment in property and equipment will continue as we upgrade and replace older equipment and as our employee base increases.
     Net cash used in financing activities was $7.8 million for fiscal year 2007 comprised primarily of $10.0 million used to repurchase 547,900 shares of our common stock under the stock repurchase program and $0.1 million of principal repayments on capital leases, partially offset by $2.3 million of proceeds from the exercise of stock options, employee stock purchase plan exercises and the tax benefit of stock option exercises.
     We believe that the combination of internally generated funds, cash and cash equivalents on hand and available bank credit will provide the required liquidity and capital resources necessary to fund ongoing operations, customary capital expenditures and other working capital needs over the next 12 months.
Contractual Obligations and Commitments
     As of September 30, 2007, our contractual cash obligations were as follows:

		Due in	Due in	Due in	Due in	Due in
(In thousands)	Total	2008	2009	2010	2011	2012	Thereafter
Capital leases	$235	$112	$65	$33	$25	—	—
Operating leases	$23,011	$8,261	$5,798	$2,961	$2,261	$1,767	$1,963

Total	$23,246	$8,373	$5,863	$2,994	$2,286	$1,767	$1,963

     As of September 30, 2007, our other commercial commitments were as follows:

(in thousands)	Total	Less Than 1 Year	1-3 Years
Letters of credit	$1,308	$1,308	—
     We have no long-term debt obligations, other operating lease obligations, contractual purchase obligations, or other long-term liabilities other than those shown above. We also have no other off-balance sheet arrangements of any kind.
Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements . SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We adopted the pronouncement effective October 1, 2006. There were no material effects on our financial position, statement of earnings or cash flows as a result of this adoption.

     In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 requires a dual approach that consists of both the rollover and iron curtain methods. There were no material effects on our financial position, statement of earnings or cash flows as a result of this adoption.
     In June, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. We will adopt FIN 48 effective October 1, 2007. As prescribed in the interpretation, the cumulative effect of applying the provisions of FIN No. 48 should be reflected as an adjustment to the opening balance of Stockholders’ Equity. We are currently in the process of assessing the impact that the adoption of this pronouncement will have on our consolidated financial position, statement of earnings, or cash flows.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 will become effective for our fiscal year beginning October 1, 2008. Early adoption is permitted. We do not believe the adoption of this pronouncement will have any material effects on our consolidated financial position, results of operations, or cash flows.
     In February 2007, the Financial Accounting Standards Board issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item will be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. We do not believe the adoption of this pronouncement will have any material effect on our consolidated financial position, results of operations, or cash flows.
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

Interest Rates:
     Our line of credit financing provides available borrowing to us at a variable interest rate tied to the bank’s prime interest rate or the LIBOR rate. At September 30, 2007, we had no borrowing under the line of credit. Upward movement in interest rates would result in our incurring higher interest expenses to the extent amounts are outstanding under our line of credit.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	48

Consolidated Balance Sheets	49
As of September 30, 2007 and 2006

Consolidated Statements of Earnings	50
For the years ended September 30, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity	51
For the years ended September 30, 2007, 2006 and 2005

Consolidated Statements of Cash Flows	52
For the years ended September 30, 2007, 2006 and 2005

Notes to Consolidated Financial Statements	53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
ARGON ST, Inc.
We have audited the accompanying balance sheets of ARGON ST, Inc. and subsidiaries (the Company) as of September 30, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. We also have audited the Company’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at CSIC Holdings LLC (Coherent), which was acquired on August 12, 2007, and is included in the 2007 consolidated financial statements of ARGON ST, Inc. The total revenue and income of Coherent represented less than 2 and 1 percent of the Company’s total consolidated revenues and income for the year ended September 30, 2007, respectively. Our audit of internal control over financial reporting of ARGON ST, Inc. also did not include an evaluation of the internal control over financial reporting of Coherent.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARGON ST, Inc. as of September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.
/s/ Grant Thornton LLP
McLean, Virginia
November 29, 2007

ARGON ST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

	September 30,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,965	$33,498
Accounts receivable, net	95,639	86,842
Inventory, net	2,927	3,954
Income taxes receivable	759	23
Deferred project costs	662	5,597
Deferred income tax asset	3,218	2,083
Prepaids and other	1,733	1,481

TOTAL CURRENT ASSETS	127,903	133,478
Property, equipment and software, net	22,822	17,368
Restricted cash	1,800	—
Goodwill	170,192	148,719
Intangibles, net	5,760	13,200
Other assets	1,168	766

TOTAL ASSETS	$329,645	$313,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$23,796	$19,124
Accrued salaries and related expenses	12,899	10,678
Deferred revenue	12,651	13,053
Capital lease obligations, current portion	112	33
Deferred rent, current portion	569	419

TOTAL CURRENT LIABILITIES	50,027	43,307
Deferred income tax liability, long-term	1,794	2,937
Deferred rent, net of current portion	1,082	1,538
Capital lease obligations, net of current portion	106	53
Other long-term liabilities	1,800	—
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Common stock:
$.01 Par Value, 100,000,000 shares authorized, 22,561,639 and 22,313,709 shares issued at September 30, 2007 and 2006, respectively	226	223
Additional paid in capital	217,038	212,610
Treasury stock at cost:
674,145 and 126,245 shares at September 30, 2007 and 2006, respectively	(10,527)	(534)
Retained earnings	68,099	53,397
Accumulated other comprehensive loss	—	—

TOTAL STOCKHOLDERS’ EQUITY	274,836	265,696

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$329,645	$313,531

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share and share amounts)

	For the Year Ended September 30,
	2007	2006	2005
CONTRACT REVENUES	$282,209	$258,835	$271,754

COST OF REVENUES	229,767	206,023	222,792

GENERAL AND ADMINISTRATIVE EXPENSES	17,342	15,926	10,586
RESEARCH AND DEVELOPMENT EXPENSES	7,035	6,286	3,992
IMPAIRMENT OF INTANGIBLE ASSETS	6,748	—	—

INCOME FROM OPERATIONS	21,317	30,600	34,384

INTEREST INCOME, NET	1,318	1,180	698

INCOME BEFORE INCOME TAXES	22,635	31,780	35,082
PROVISION FOR INCOME TAXES	7,933	12,385	13,301

NET INCOME	$14,702	$19,395	$21,781

EARNINGS PER SHARE (BASIC)	$0.66	$0.90	$1.10

EARNINGS PER SHARE (DILUTED)	$0.65	$0.87	$1.06

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	22,318,245	21,659,606	19,738,367

Diluted	22,767,826	22,255,467	20,616,024

ARGON ST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, exept share amounts)

						Accumulated
						Other	Total
	Common Stock	Common Stock	Additional Paid in			Comprehensive	Stockholders’
	Number of Shares	Par Value	Capital	Treasury Stock	Retained Earnings	Income (Loss)	Equity
Balance, September 30, 2004	19,468,734	$195	$149,043	$(534)	$12,221	$—	$160,925
Comprehensive Income
Net income	—	—	—	—	21,781	—	21,781
Unrealized loss on foreign currency exchange contracts	—	—	—	—	—	(115)	(115)

Total Comprehensive Income							21,666
Shares issued upon exercise of stock options	639,450	6	4,447	—	—	—	4,453
Employee Stock Purchase Plan	45,694	1	1,170	—	—	—	1,171
Tax Benefit on Stock Option exercises	—	—	3,798	—	—	—	3,798

Balance, September 30, 2005	20,153,878	202	158,458	(534)	34,002	(115)	192,013
Comprehensive Income
Net income	—	—	—	—	19,395	—	19,395
Realized loss on foreign currency exchange contracts, expensed to operations	—	—	—	—	—	115	115

Total Comprehensive Income							19,510
Shares issued upon exercise of stock options	375,849	4	2,568	—	—	—	2,572
Secondary offering, net of expenses	1,725,000	17	46,751	—	—	—	46,768
Employee stock purchase plan	33,002	—	897	—	—	—	897
Stock-based compensation	—	—	1,921	—	—	—	1,921
Tax benefit on stock option exercises	—	—	2,015	—	—	—	2,015
Other	25,980						—

Balance, September 30, 2006	22,313,709	223	212,610	(534)	53,397	—	265,696
Net income	—	—	—	—	14,702	—	14,702
Shares issued upon exercise of stock options	214,450	2	1,027	—	—	—	1,029
Employee stock purchase plan	33,480	1	702	—	—	—	703
Stock-based compensation	—	—	2,149	—	—	—	2,149
Tax benefit on stock option exercises	—	—	550	—	—	—	550
Purchase of treasury stock	—	—	—	(9,993)	—	—	(9,993)

Balance, September 30, 2007	22,561,639	$226	$217,038	$(10,527)	$68,099	$—	$274,836

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30,
	2007	2006	2005
Cash flows from operating activities
Net income	$14,702	$19,395	$21,781
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,561	5,625	4,493
Impairment of intangible assets	6,748	—	—
Deferred income tax (benefit) provision	(2,174)	(677)	3,532
Stock-based compensation	2,149	1,921	—
Loss on disposal of property	—	165	—
Bad debt expense	95	80	—
Tax benefit of option exercises	—	—	3,798
Change in:
Accounts receivable	(8,714)	19,685	(42,853)
Inventory	1,323	(2,788)	60
Prepaids and other	(74)	(254)	400
Deferred project costs	4,935	(5,534)	—
Accounts payable and accrued expenses	1,766	(8,830)	13,151
Accrued salaries and related expenses	1,433	732	(1,758)
Deferred revenue	(1,441)	5,914	(21,197)
Income taxes	(475)	2,570	(8,274)
Deferred rent	(311)	40	321

Net cash provided by (used in) operating activities	27,523	38,044	(26,546)

Cash flows from investing activities
Acquisitions of property, equipment and software	(10,030)	(4,437)	(4,370)
Advances and cash held in escrow	(1,800)	10,900	(10,900)
Deposits and other assets	(391)	409	(233)
Business acquisitions, net of cash acquired	(18,079)	(56,670)	—

Net cash used in investing activities	(30,300)	(49,798)	(15,503)

Cash flows from financing activities
Advances (repayments) on line of credit	—	(11,000)	11,000
Payment on note payable	—	(56)	(226)
Tax benefit on stock option exercises	550	2,015	—
Proceeeds from exercise of stock options	1,029	2,572	4,453
Proceeds from employee stock purchase plan exercises	703	897	1,171
Principal repayments on capital lease obligations	(45)	(8)	(17)
Proceeds from secondary offering, net of expenses	—	46,768	—
Purchase of treasury stock	(9,993)	—	—

Net cash provided by (used in) financing activities	(7,756)	41,188	16,381

Net increase (decrease) in cash and cash equivalents	(10,533)	29,434	(25,668)
Cash and cash equivalents, beginning of year	33,498	4,064	29,732

Cash and cash equivalents, end of year	$22,965	$33,498	$4,064

Supplemental disclosure
Income taxes paid, net of refunds	(10,032)	(8,479)	(14,212)
Interest expense paid	(8)	(166)	(11)
Assets acquired under capital leases	55	13	99
The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, expect per share and share amounts)
Note 1 — Summary of Significant Accounting Policies
Nature of Business
     Argon ST, Inc. (“Argon ST” or the “Company”), headquartered in Fairfax, Virginia, provides full service C5ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) systems. The systems are sold primarily for the ultimate use of either the U.S. government or certain U.S. government-approved foreign governments. The systems are used on a broad range of military and strategic platforms including surface ships, submarines, unmanned underwater vehicles, aircraft, unmanned aerial vehicles, land mobile vehicles, fixed site installations and relocatable land sites.
Principles of Consolidation
     The consolidated financial statements include the accounts of Argon ST, Inc. and its wholly owned subsidiaries, Radix Technologies, Inc., San Diego Research Center, Inc., CSIC Holdings LLC and Daedalus Enterprises Export Corporation (inactive). All intercompany transactions and balances have been eliminated in consolidation.
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
     The following table represents Argon ST’s revenue concentration by contract type:

	Fiscal Years Ended September 30,
	2007	2006	2005
Fixed-price contracts	60%	65%	79%
Cost reimbursable contracts	35%	25%	16%
Time and materials contracts	5%	10%	5%
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
Research and Development
     Internally funded research and development expenses are expensed as incurred and are included in research and development expenses in the accompanying consolidated statement of earnings. In accordance with Statement of Financial Accounting Standard No. 2, Accounting for Research and Development Costs, such costs consist primarily of payroll, material, subcontractor and an allocation of overhead costs related to product development.
     Customer funded research and development expenses are charged directly to the related contract and are included in cost of revenues in the accompanying consolidated statement of earnings.
Indirect Rate Variance
     Argon ST applies overhead and general and administrative expenses as a percentage of direct contract costs based on annual budgeted indirect expense rates. To the extent actual expenses for an interim period are greater than the budgeted rates, the variance is deferred if management believes it is probable that the variance will be absorbed by future contract activity. This probability assessment includes projecting whether future indirect costs will be sufficiently less than the annual budgeted rates or can be absorbed by seeking increased billing rates applied on cost-plus-fee contracts. At the end of each interim reporting period, management assesses the recoverability of any amount deferred to determine if any portion should be charged to expense. In assessing the recoverability of variances deferred, management takes into consideration estimates of the amount of direct labor and other direct costs to be incurred in future interim periods, the feasibility of modifications for provisional billing rates, and the likelihood that an approved increase in provisional billing rates can be passed along to a customer. Variances are charged to expense in the periods in which it is determined that such amounts are not probable of recovery. For the fiscal years ended September 30, 2007, 2006 and 2005, indirect rates were applied using actual costs incurred, and variances at the end of each fiscal year were not material.
Reclassification
     Reclassification is made to the prior years financial statements when appropriate, to conform to the current year presentation.
Cash and Cash Equivalents
     Cash and cash equivalents include cash and investments that are readily convertible into cash and have original maturities of three months or less.
Accounts Receivable
     Argon ST reviews its receivables regularly to determine if there are any potential uncollectible accounts. The majority of Argon ST’s receivables are from agencies of the U.S. Government, where there is minimal credit risk. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. During fiscal years ended September 30, 2007 and 2006, we charged $95 and $80 to bad debt expense, respectively. There was no charge to bad debt expense during fiscal year 2005.

Inventories
     Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Inventories consist of the following at September 30:

	2007	2006
Raw Materials	$1,451	$1,940
Component parts, work in process	$1,223	$1,919
Finished component parts	$394	$137

	$3,068	$3,996
Reserve	(141)	(42)

Total	$2,927	$3,954

Deferred Project Costs
     Deferred project costs include approximately $662 and $1,161 of materials to which the Company has title but were not received as of September 30, 2007 and 2006, respectively.
     As of September 30, 2006, deferred project costs also included approximately $4,436 related to the multi-year contract for the continued development and production of the AN/SLQ-25A Torpedo Countermeasures System for the U.S. Navy that was ultimately awarded in November 2006. This contract initially had been planned for commencement in the third quarter of fiscal year 2006 but operational delays by the government in sea testing and contract negotiations unexpectedly delayed the award until fiscal year 2007. The contract costs consisting of material costs and associated burdens were accounted for as deferred project cost as of September 30, 2006.
Long-Lived Assets (Excluding Goodwill)
     The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization. SFAS No.144 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Impairment losses are treated as permanent reductions in the carrying amount of the assets. During the year ended September 30, 2007, the Company recorded a $6,748 loss for the impairment of certain customer related intangible assets initially recorded at the time of the SDRC, ProDesign and IRIS acquisitions. See Note 3 – “Goodwill and Intangible Assets – Intangibles” below.
Goodwill
     Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests for impairment at least annually using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company performed the test during the fourth quarter of fiscal years 2007, 2006 and 2005, respectively, and found no impairment to the carrying value of goodwill.
Intangibles
     Intangible assets consist of the value of customer related intangibles and developed technology acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives.

     The Company’s intangible assets as of September 30, 2007 were as follows:

	Estimated	Weighted
	Economic Life	Average Life
Customer related	3.0 – 8.3 years	6.5 years
Developed technology	3 – 5 years	3.6 years
Total intangible assets		5.8 years
Property, Equipment and Software
     Property, equipment and software are stated at cost. Depreciation is provided over the estimated useful lives of the assets, which range from three to seven years, using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the asset or the respective lease terms, which range from 1 to 15 years, using the straight-line method. During the course of ordinary business, the Company constructs certain assets to be used internally for` test equipment, demonstration equipment or for other purposes. Costs directly associated with these assets are capitalized as construction in process until such assets are completed. At the time of completion, the costs are classified as depreciable fixed assets.
Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”) which requires that compensation costs related to share-based payment transactions be recognized in financial statements. SFAS No. 123R requires all companies to measure compensation costs for all share-based payments at fair value, and eliminates the option of using the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees and directors if certain conditions were met.
     Effective October 1, 2005, the Company adopted SFAS No. 123R using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value. The compensation expense is amortized on a straight-line basis over the requisite service period of the grant and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123R.
     Prior to the adoption of SFAS No. 123R, the Company included all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123R, excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled $551 and $2,015 for the year ended September 30, 2007 and 2006, respectively. Such benefits were $3,798 for the year ended September 30, 2005 and are presented as a component of operating cash flows in that period.
Fair Value Determination
     The Company uses a Binomial option pricing model, based on the Hull and White model. The Company will reconsider use of the Binomial model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.
     The Company has 10-year options. In calculating fair value, the following assumptions were used for option grants granted during the year ended September 30, 2007.

     Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price over a historical period, as being representative of the price volatility expected in the future. This volatility is comparable to the volatilities reported by companies within its peer group.
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
     Post-vest Percentage. The post-vest percentage is the rate at which employees are likely to exercise their options earlier than usual as a result of their termination of employment, as estimated by management. Employees have 90 days and directors have 1 year to exercise their options upon termination of employment or resignation from the board. The post-vest percentages used in valuing options granted during the years ended September 30, 2007 and 2006 were 5.78% and 3.08%, respectively. For options granted to directors and certain individual awards, the post vest percentage was zero.
     The following chart provides the range of volatility, risk fee rates and exercise factors used to calculate fair value for options awarded during the years ended September 30, 2007 and 2006. No options were awarded during the year ended September 30, 2005.

	2007	2006

Volatility	33.7% – 34.0%	34.4% – 36.0%
Risk free rate	4.4% – 4.6%	4.5% – 5.0%
Exercise factor	1.6 – 1.8	1.7 – 4.6
     Under the modified prospective method, results for the fiscal year ended September 30, 2005 were not restated to include stock option expense. The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based employee compensation, which historically was calculated using the Black-Scholes pricing model, for the year ended September 30, 2005 is presented below.

Year Ended
September 30, 2005
Net Income	$21,781
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—

Less: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	1,584

Pro forma net income	$20,197

Earnings per share:
Basic – as reported	$1.10
Basic – pro forma	$1.02
Earnings per share:
Diluted – as reported	$1.06
Diluted – pro forma	$0.98

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
Recently Issued Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company adopted the pronouncement effective October 1, 2006. There were no material effects on our financial position, statement of earnings or cash flows as a result of this adoption.
     In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 requires a dual approach that consists of both the rollover and iron curtain methods. There were no material effects on the Company’s financial position, statement of earnings or cash flows as a result of this adoption.
     In June, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. We will adopt FIN 48 effective October 1, 2007. As prescribed in the interpretation, the cumulative effect of applying the provisions of FIN No. 48 should be reflected as an adjustment to the opening balance of Stockholders’ Equity. The Company is currently in process of assessing the impact that the adoption of this pronouncement will have on our consolidated financial position, the statement of earnings, or cash flows.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 will become effective for our fiscal year beginning October 1, 2008. Early adoption is permitted. The Company does not believe the adoption of this pronouncement will have any material effect on our consolidated financial position, results of operations, or cash flows.
     In February 2007, the Financial Accounting Standards Board issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item will be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company does not believe the adoption of this pronouncement will have any material effect on our consolidated financial position, results of operations, or cash flows.
Earnings Per Share
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

	2007	2006	2005
Net Income	$14,702	$19,395	$21,781

Weighted Average Shares Outstanding — Basic	22,318,245	21,659,606	19,738,367

Effect of Dilutive Securities:
Net Shares Issuable Upon Exercise of Stock Options	449,581	595,861	877,657

Weighted Average Shares Outstanding — Diluted	22,767,826	22,255,467	20,616,024

Basic Earnings per Share	$0.66	$0.90	$1.10

Diluted Earnings per Share	$0.65	$0.87	$1.06

     Stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS, because to do so would have been antidilutive, were 802,945 and 498,150 for the years ended September 30, 2007 and 2006, respectively.

Note 2 — Acquisitions and Mergers
Year Ended September 30, 2007
CSIC Holdings LLC.
     Effective August 12, 2007, the Company acquired 100% of the equity of CSIC Holdings, LLC (“Coherent”), a single member limited liability corporation that was owned 100% by Coherent Systems International Corp. in a transaction accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations (“SFAS No. 141”). Under applicable tax rules, this transaction is accounted for as an asset purchase. Coherent is based in Doylestown, Pennsylvania and is primarily engaged in the deployment of advanced command and control solutions, precision targeting systems, mobile communication gateways, high-performance electronic warfare systems, and aircraft sensor solutions. The Company believes synergies with Coherent will provide customers significant additional opportunities to leverage complementary technologies, programs and products to improve tactical operations. The results of Coherent’s operations are included in the consolidated financial statements beginning August 12, 2007.
     The aggregate consideration for the net assets acquired was $20,333 which consisted of $18,328 of cash paid at closing and approximately $205 of acquisition costs. In addition to cash paid and acquisition costs, the Company has recorded a $1,800 long-term liability which is expected to be paid by the end of fiscal year 2010 and maintains a restricted cash balance to settle this liability. Argon has agreed to pay up to an additional $17,500 of cash, contingent upon Coherent’s ability to achieve certain minimum revenue and bookings targets for periods ending December 31, 2007 and December 31, 2008. In event that such targets are met, the contingent consideration will be included as additional purchase consideration.
     The aggregate purchase price has been allocated to the tangible and identifiable intangible assets acquired based on their preliminary estimated fair values. These values are subject to change as more information becomes available as the Company has not had an appropriate amount of time to assess the value of certain joint ventures, its obligation to perform work currently under contract, and to identify certain accrued expenses. Of the purchase price, $1,075 was allocated to a customer related intangible asset and $625 was allocated to a developed technology related intangible asset. Both intangible assets will be amortized over 3.1 years. In addition, $20,170 was allocated to goodwill which is deductible for tax purposes. The preliminary purchase price allocation is summarized below.

Tangible assets
Current assets	$2,775
Property, plant and equipment	530
Other assets	20

Intangible assets
Intangible assets	1,700
Goodwill	20,170

Total assets acquired	$25,195

Total liabilities assumed	$4,862

Total purchase price	$20,333

Year Ended September 30, 2006
San Diego Research Center, Inc.
     On July 3, 2006, the Company acquired 100% of the voting equity of San Diego Research Center, Inc. (“SDRC”) through the merger of a wholly-owned subsidiary of Argon ST with and into SDRC. SDRC is based in San Diego, California and serves the defense wireless communications sector by inventing, implementing and integrating complete systems suited for military environments.
     The Company paid $41,000 in cash at closing for the SDRC stock. In addition $4,000 will be paid out in the form of retention payments to certain employees payable over the four years following the acquisition closing and will be charged to compensation expense over that period. During the year ended September 30, 2007, $400 of these retention payments have been paid in cash and expensed. Management believes that SDRC’s combination of workforce skills, cultural fit and technology will allow Argon ST to expand into new markets and to support SDRC’s expected rapid future growth as systems under development move into production. The results of SDRC’s operations are included in the consolidated financial statements beginning as of July 3, 2006.
Radix Technologies, Inc.
     Effective October 1, 2005, the Company acquired 100% of the voting equity of Radix Technologies, Inc. (“Radix”) through the merger of a wholly-owned subsidiary of Argon ST with and into Radix. Radix is based in Mountain View, California, and designs and produces signal processing systems and equipment for military, intelligence and commercial applications. The Company paid $10,900 in cash at closing for the Radix stock, and the transaction provides for additional consideration in a maximum aggregate amount of $1,500 to be paid upon the achievement of certain performance targets during the 15 month period ended December 31, 2006. The contingent payments were recorded as additional purchase price as the contingency was determinable beyond a reasonable doubt. As of September 30, 2006, Radix achieved its target for revenue and $750 was paid in December 2006 in accordance with the terms of the purchase agreement. Management believes that Radix’s complementary capabilities and its customer relationships will create significant new business opportunities for the Company. Radix operates as a wholly owned subsidiary of the Company. The results of Radix’s operations are included in the consolidated financial statements beginning as of October 1, 2005.
ProDesign Solutions, LLC
     On February 13, 2006, the Company acquired certain assets of ProDesign Solutions, LLC (“ProDesign”). ProDesign, based in Sarasota, Florida, provides a wide array of industrial design services including ruggedized electronic enclosures, electro-mechanical engineering, software/firmware engineering, and rapid prototyping, with extensive experience in working with composite materials for weight savings. The Company paid $1,750 in cash and assumed liabilities of $55 related to a note payable and a capital lease.
Innovative Research, Ideas, and Services Corporation
     On July 31, 2006, the Company acquired 100% of the voting equity of Innovative Research, Ideas, and Services Corporation (“IRIS”). IRIS is based in Ann Arbor, MI and specializes in sensor systems analysis, design, software development, sensor data fusion and developing ISR standards. Subsequent to the acquisition, IRIS was merged into Argon ST.
     The Company paid $2,800 in cash for the IRIS stock. Management believes that IRIS’s capabilities complement the Company’s existing sensor products and opens up new customer bases. The results of IRIS’s operations are included in the consolidated financial statements beginning as of July 31, 2006.
Pro Forma Information (Unaudited)
     The following unaudited pro forma combined condensed statement of earnings sets forth the consolidated revenue, net income and diluted earnings per share of the Company for the years ended September 30, 2007 and 2006. The information has been compiled as if all acquisitions occurring in fiscal year 2006 and the acquisition of

Coherent had been completed at the beginning of the fiscal year ended September 30, 2006. This unaudited pro forma information does not purport to be indicative of the actual results that would have occurred if these acquisitions had actually been completed on October 1, 2005. As Coherent Systems International Corp. was an S-Corporation and was not a taxable entity under applicable tax laws, the Company has estimated a tax provision based on the consolidated effective tax rate of 35.0% and 39.0% for fiscal years 2007 and 2006, respectively.

	September 30,
	2007	2006
Revenue	$308,346	$298,406
Net income	12,563	17,313
Earnings per share
Basic	$0.56	$0.80
Diluted	$0.55	$0.78
Note 3 — Goodwill and Intangible Assets
Goodwill
     Changes in the carrying amount of goodwill during the years ended September 30, 2007 and 2006 are summarized in the following table:

	September 30,
	2007	2006
Beginning balance	$148,719	$107,956
Goodwill acquired during the year	20,170	40,763
Contingent consideration earned and paid	400	—
Adjustments in the fair value of assets acquired and liabilities assumed	903	—

Ending Balance	$170,192	$148,719

Intangibles
     Intangible assets consist of the value of customer related intangibles and developed technology acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives. Argon ST amortized $2,400, $1,592 and $971 of intangible assets in fiscal year 2007, 2006 and 2005, respectively.
     At the times of the SDRC, ProDesign and IRIS acquisitions, the Company anticipated the award of certain specific revenue generating contracts and allocated a portion of the purchase price to such contracts as customer related intangible assets. In fiscal year 2007, the Company was not awarded all of the anticipated contracts and performed an impairment analysis in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Ling-Lived Assets. The fair value of the customer related intangible assets was estimated using the present value of the estimated future cash flows. In connection with this analysis, the Company recognized an impairment loss of $6,371 for the impairment of customer related intangible assets acquired from SDRC and a $377 impairment loss for the impairment of customer related intangible assets acquired from ProDesign and IRIS.

Amortizable intangible assets were comprised of the following:

	September 30, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer related	$8,347	$3,915	$4,432
Developed technology	1,980	652	1,328

Total intangible assets	$10,327	$4,567	$5,760

	September 30, 2006
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer related	$14,408	$2,235	$12,173
Developed technology	1,355	328	1,027

Total intangible assets	$15,763	$2,563	$13,200

     Future expected amortization expense of intangible assets is as follows:

Amortization
Year Ending September 30,	Expense

2008	1,698
2009	1,302
2010	1,154
2011	459
2012	383
Thereafter	764

Total	$5,760

Note 4 — Customer Concentrations of Credit and Other Business Risks
Customer Concentrations
     The following table identifies the source of Argon ST’s revenues by major market:

	Years Ended September 30,
	2007	2006	2005
U.S. Navy	61%	59%	69%
U.S. Army	11%	6%	7%
Other U.S. government agencies	22%	25%	13%
Foreign	6%	10%	11%

     Revenues for the U.S. military can also be categorized as direct purchases and subcontracts, where Argon ST is a supplier to another contractor. The following table distinguishes Argon ST’s revenue between these two categories:

	Years Ended September 30,
	2007	2006	2005
Direct Purchases	83%	74%	78%
Subcontracts	17%	26%	22%
Cash Balances
     The Company maintains cash balances at commercial banks in excess of Federal Deposit Insurance Corporation (FDIC) limit of $100. Management believes the risk in these situations to be minimal. Argon ST had cash and cash equivalents held by commercial banks and financial institutions totaling $22,965 and $33,498 as of September 30, 2007 and 2006, respectively.
Note 5 — Accounts Receivable
     Accounts receivable consists of the following as of:

	September 30,
	2007	2006
Billed and billable	$37,235	$43,314
Unbilled costs and fees	54,523	42,583
Retainages	4,092	1,225
Reserves	(211)	(280)

	$95,639	$86,842

     Unbilled costs, fees, and retainages result from recognition of contract revenue in advance of contractual or progress billing terms.
     The cost reimbursable and time and material contract payments to Argon ST under government contracts are provisional payments that are subject to adjustment upon audit by the U.S. Defense Contract Audit Agency (DCAA) or other appropriate agencies of the U.S. Government. Historically, such audits have not resulted in any significant disallowed costs. When final determination and approval of the allowable rates have been made, receivables may be adjusted accordingly. Incurred cost audits for Argon ST have been completed by DCAA for periods through September 30, 2004. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet completed.
     Reserves are determined based on management’s best estimate of potentially uncollectible accounts receivable. Argon ST writes off accounts receivable when such amounts are determined to be uncollectible.

Note 6 — Property, Equipment and Software
     Property, equipment and software consist of the following as of:

	September 30,
	2007	2006
Computer, machinery and test equipment	$23,838	$20,788
Leasehold improvements	9,651	8,472
Computer software	3,687	3,233
Furniture and fixtures	1,643	1,534
Equipment under capital lease	344	148
Construction in process	6,000	644

	45,163	34,819
Less Accumulated depreciation and amortization	(22,342)	(17,451)

	$22,822	$17,368

     Depreciation and amortization expense of property, equipment and software totaled $5,161, $4,030 and $3,522 for the years ended September 30, 2007, 2006 and 2005, respectively. Depreciation expense of $45, $22 and $19 for certain office equipment leased under capital lease agreements is included in depreciation expense for fiscal years 2007, 2006 and 2005, respectively. The net book value of assets under capital leases was $275 and $107 as of September 30, 2007 and September 30, 2006 respectively.
     As of September 30, 2007, the Company has capitalized $5,516 of construction in process primarily consisting of $4,187 of costs incurred directly associated with the construction of two types of assets to be used internally for test equipment, demonstration equipment and other purposes.
Note 7 — Revolving Line of Credit
     The Company maintains a $40,000 line of credit with Bank of America, N.A. (the “Lender”). The credit facility will terminate on February 28, 2008, at which time we expect to renew the facility. The credit facility contains a sublimit of $15,000 to cover letters of credit. In addition, borrowings on the line of credit bear interest at LIBOR plus 150 basis points. An unused commitment fee of 0.25% per annum, payable in arrears, is also required.
     All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the Company’s EBITDA. For the purposes of this calculation, EBITDA is defined as pre-tax income as adjusted for interest expense, depreciation and amortization. For fiscal year ending September 30, 2007, EBITDA was $30,213. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of September 30, 2007, the Company was in compliance with these covenants and the financial ratio.
     At September 30, 2007, there were no borrowings outstanding against the line of credit. Letters of credit outstanding at September 30, 2007 amounted to $1,308, and $28,905 was available on the line of credit. During fiscal year 2006, the $11,000 balance outstanding at September 30, 2005 was repaid.
Note 8 — Stock-Based Benefit Plans
     The Argon ST 2002 Stock Incentive Plan (assumed in the merger with Sensytech) was approved by the stockholders on May 30, 2002, and provides for the granting of incentive stock options, restricted stock and performance awards to key employees and outside members of the Board of Directors. The Plan is administered by the Compensation Committee of the Board of Directors. The Company intends to settle all such awards with newly issued shares as awards are exercised.

Options granted under the plan are awarded at the closing price of the stock as reported on the NASDAQ Global Select Market on the grant date. The maximum term of the option is ten years. Options may vest over a period of one to five years. If a grantee’s employment terminates for any reason other than death, disability or retirement, the grantee may exercise the option within 90 days of the date of termination. Upon a termination due to death or permanent disability, unless otherwise provided in the award agreement, the option will become 100% vested and exercisable with 12 months of termination. Upon a grantee’s retirement, unless otherwise provided in the award agreement, the option will become 100% vested and may be exercised within 90 days of the date of retirement. The Plan also provides for full vesting of all options upon certain events including a change in control. Options granted under the Plan are not transferable, other than by will or the laws of descent and distribution. As of September 30, 2007, there were 1,869,243 options and 59,950 restricted shares outstanding under this plan.
Stock Compensation Expense
     Stock-based compensation, which includes compensation recognized on stock option grants and restricted stock awards was included in the following line items on the accompanying statement of earnings.

	Years Ended September 30,
	2007	2006
Cost of revenues	$1,494	$907
General and administrative expense	655	1,014

Total pre-tax stock-based compensation included in income from operations	2,149	1,921
Income tax expense (benefit) recognized for stock-based compensation	(388)	(416)

Total stock-based compensation expense, net of tax	$1,761	$1,505

     Prior to our fiscal year ended September 30, 2006, while accounting for stock options under APB No. 25 and disclosing a pro forma expense calculation under SFAS No. 123, the Company did not include a forfeiture rate `when calculating pro forma expense related to the options. In accordance with SFAS No. 123R, the Company estimates forfeitures and is recognizing compensation expense only for those share-based awards that are expected to vest.
     As of September 30, 2007, there was $6,390 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in six years, with half of the total amortization cost being recognized within the next 20 months.
Stock Option Activity
     During the fiscal year ended September 30, 2007, the Company granted stock options to purchase 337,875 shares of common stock at a weighted-average exercise price of $23.93 per share. The Binomial weighted-average fair value of the options granted during the year ended September 30, 2007 was $9.66 per share. Of these options, 312,875 vest at the rate of 20% per year over five years from the date of grant and 25,000 of these options vest over 7 years from the date of grant. All of the options expire ten years from the grant date. At September 30, 2007, the closing price of our common stock was $19.80 per share.

     The following table summarizes stock option activity for the year ended September 30, 2007:

				Aggregate
				Intrinsic
	Number	Weighted-Average	Weighted-Average	Value
	of Shares	Exercise Price	Contractual Term	(in thousands)
Shares under option, September 30, 2006	1,859,088	$14.78
Options granted	337,875	$23.93
Options exercised	(214,450)	$4.80		$3,217
Options cancelled and expired	(113,270)	$18.94

Shares under option, September 30, 2007	1,869,243	$17.33	6.8	$4,617

Options vested at September 30, 2007	967,990	$14.54	5.7	$5,092

As of September 30, 2007, options that are vested and expected to vest prior to expiration	1,243,876	$16.52	6.7	$4,080

Shares reserved for equity awards at September 30, 2007	668,125
     No options were awarded in fiscal year 2005. The weighted average fair value of option grants awarded in fiscal years 2007 and 2006 was $9.66 and $13.09, respectively. The intrinsic value of options exercised was $8,455 and $10,019 for fiscal years 2006 and 2005, respectively.
     Information with respect to stock options outstanding and stock options exercisable at September 30, 2007 was as follows:

		Weighted-Average
	Options	Remaining	Weighted-Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price
$0.10 – $4.11	345,588	4.33 years	$2.84
$4.20 – $6.88	255,660	5.68 years	5.48
$7.54 – $20.40	395,300	5.70 years	16.25
$21.00 – $28.10	423,725	8.93 years	24.48
$28.47 – $34.92	448,970	8.17 years	29.43

	1,869,243

		Weighted-Average
	Options	Remaining	Weighted-Average
Range of Exercise Price	Exercisable	Contractual Life	Exercise Price
$0.10 – $4.11	208,800	3.82 years	$2.00
$4.20 – $6.88	136,860	5.32 years	5.31
$7.54 – $20.40	390,400	5.69 years	16.20
$21.00 – $28.10	80,000	7.12 years	27.66
$28.47 – $34.92	151,930	8.14 years	28.94

	967,990
Stock Award Activity

     The Company awarded a total of 21,000 shares to its six non-employee board members on December 13, 2006. The stock will vest one year after the award date. The closing price of the Company’s stock on the date of award was $21.39 per share. The fair value of the award is $21.39 per share, and $358 of stock-based compensation expense attributable to these awards was recorded for the year ended September 30, 2007, all of which is classified under general and administrative expenses in the accompanying consolidated statement of earnings.
            On February 28, 2007, the Company awarded 40,450 restricted shares to certain senior level employees. These shares have a two year cliff vesting period and a value of $24.23 per share, the closing price on the date of award, is attributable to each share. Stock-based compensation of $287 has been recognized for the year ended September 30, 2007, of which $266 is included in the cost of revenue and $21 is included in general and administrative expenses for the year ended September 30, 2007 in the accompanying consolidated statement of earnings.
Employee Stock Purchase Plan
     The Company maintains an employee stock purchase plan (“ESPP”), as provided under the Argon ST 2002 Stock Incentive Plan, and has reserved 100,000 shares for issuance under the plan. In accordance with SFAS No. 123R, this plan is non-compensatory. The ESPP is available to all employees eligible on the start date of the semi-annual enrollment periods. Eligible employees may purchase the Company’s common stock through payroll deductions up to 10% of the employee’s compensation, at a price equal to 95% of the fair market value of the common stock on the date of purchase. For the years ended September 30, 2007, 2006 and 2005, employees purchased 33,480, 33,002 and 45,694 shares, respectively, under the ESPP.
Note 9 — Retirement Plans
     Argon ST has a 401(k) profit sharing plan covering employees who were at least 1,000 hours in each year and meet certain other eligibility requirements. Under the plan, the employer can match employee 401(k) salary deferrals up to a maximum of six percent of eligible compensation, as well as make a discretionary profit sharing contribution. Profit sharing contributions to the 401(k) plan are determined annually by the employer. For the years ended September 30, 2007, 2006 and 2005, the Company has not made a discretionary profit sharing contribution. In addition to the employer match to plan participants, the Company funds a fixed 3% safe harbor 401(k) contribution to all employees, whether they participate in the 401(k) plan or not. The 401(k) plan match and safe harbor 401(k) contributions were $5,959, $5,718 and $3,794 for the years ended September 30, 2007, 2006, and 2005, respectively.

Note 10 — Income Taxes
     The provisions for income taxes consist of the following:

	Years Ended September 30,
	2007	2006	2005
Current
Federal	$8,471	$11,044	$8,353
State	1,636	2,018	1,416

Total current	10,107	13,062	9,769
Deferred
Federal	(1,664)	(727)	2,962
State	(510)	50	570

Total deferred	$(2,174)	$(677)	$3,532

Income tax expense	$7,933	$12,385	$13,301

     The Company had no valuation allowances recorded for its deferred tax assets as of September 30, 2007 and 2006. The components of Argon ST’s net deferred tax asset (liability) is as follows:

	As of September 30,
	2007	2006
Total deferred tax assets	$4,722	$6,380
Total deferred tax liabilities	(3,298)	(7,234)

Net deferred tax asset (liability)	$1,424	$(854)

     The tax effect of temporary differences that give rise to the net deferred tax asset (liability) is as follows:

	As of September 30,
	2007	2006
Property, equipment and software	(1,670)	(2,175)
Accrued vacation	1,546	1,283
Deferred rent	643	734
Net operating losses and tax credits	1,257	3,616
Intangibles	(1,366)	(5,045)
Deferred compensation	82	—
Uncollectible accounts	30	109
Stock-based compensation	828	436
Other, net	74	188

Net deferred tax asset (liability)	$1,424	$(854)

     Based on its historical profitability, Argon ST has determined that there is not a need for a valuation allowance with respect to the utilization of net operating loss carry forward (“NOL”) or other deferred tax assets. As of September 30, 2007, the NOL carry forward amounted to $859. These NOLs were acquired in the acquisition of Daedalus Enterprises, Inc. (“Daedalus”) in 1998, and SDRC in 2006 and are subject to limitations as to their utilization under the Internal Revenue Code. The NOLs acquired from Daedelus expire principally in 2011 through 2012, while the NOL’s from SDRC expire principally in 2026.
     For the year ended September 30, 2007, the tax benefit on stock options exercised was $550 compared to $2,015 and $3,798 for the years ended September 30, 2006 and 2005.

     A reconciliation between Argon ST’s statutory tax rate and the effective tax rate is as follows:

	Years Ended September 30,
	2007	2006	2005
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.4	4.2	3.8
Stock-based compensation	1.7	1.0	—
Tax exempt interest	(1.5)	(1.1)	—
Qualified manufacturing activity deduction	(1.1)	(0.5)	—
Research and development credit	(1.2)	—	(1.0)
Under (over) accrual of prior year taxes	(1.5)	0.2	(.1)
Other	0.2	0.2	0.2

	35.0%	39.0%	37.9%

     Argon ST’s Pennsylvania production facility is located within the Keystone Opportunity Zone which provides an exemption from state and local taxes through 2013. For fiscal year 2007, 2006 and 2005, this exemption reduced state taxes by approximately $290, $254 and $84, respectively, or a reduction to the effective tax rate of 1.3%, 0.5% and 0.2%, respectively.
Note 11 — Leases and Other Commitments
Leases
     Argon ST leases office facilities and equipment under operating lease agreements. Some of the office facilities leases have renewal options. Rental payments on certain of the leases are subject to annual increases based on a three percent escalation factor and increases in the lessor’s operating expenses. For those leases that require fixed rental escalations during their lease terms, rent expense is recognized on a straight-line basis resulting in deferred rent of $1,651 and $1,957 at September 30, 2007 and 2006, respectively. The liability will be satisfied through future rental payments. Rent expense amounted to $7,846, $6,446 and $5,676 for the years ended September 30, 2007, 2006 and 2005, respectively. The Company also leases certain office equipment under capital lease agreements.
     Following is a schedule of future minimum lease payments due under the operating lease agreements:

Operating Leases
Future Minimum
Year Ending September 30,	Payments

2008	$8,261
2009	5,798
2010	2,961
2011	2,261
2012	1,767
Thereafter	1,963

Total	$23,011

     Following is a schedule of future minimum lease payments due under the capital lease obligations:

Capital Leases
Future
Minimum
Year Ending September 30,	Payments

2008	$112
2009	65
2010	33
2011	25

Total	$235
Less amount representing interest	17

Present value of future lease payments	$218

Employment Agreements
     In connection with the acquisitions completed during the year ended September 30, 2006, the Company entered into employment agreements with certain key employees of the acquired companies. These employment contracts cover a period of one to three years and provide payment only if the individual remains in employment with the Company. As of September 30, 2007, the outstanding commitment under these agreements is $504 related to two employees. The remaining commitments are expected to be paid by August 2009.
Legal matters
     Argon ST is subject to litigation, claims and assessments in the normal course of business. The Company does not believe that any existing or anticipated litigation, claims or assessments will have a material affect on the consolidated financial statements.
Note 12 — Fair Value of Financial Instruments
     Argon ST’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and notes payable. Based on existing rates, economic conditions and short maturities, the carrying amount of all of the financial instruments at September 30, 2007 and 2006 are reasonable estimates of their fair values.
Note 13 — Capital Stock
Common Stock
     The Company’s common stock has a par value of $0.01. Proceeds from the issue of the common stock that is greater than $0.01 per share is credited to additional paid in capital. Holders of shares of common stock are entitled to one vote per common share held on all matters voted on by the Company’s stockholders.
     On December 12, 2005, the Company sold 1,725,000 shares of our common stock during a secondary stock offering for net proceeds of approximately $46,768.
Treasury Stock
     As of September 30, 2006, the Company repurchased 126,245 shares of treasury stock at a cost of $534. Treasury stock is reported as part of consolidated stockholders’ equity. During 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in May 2000. That program authorized the Company to purchase up to 500,000 common shares from time to time on the open market.
     On August 30, 2007, the Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of our common stock through August 31, 2008. The timing and the amount of any shares repurchased will be based on market conditions and other factors. As of September 30, 2007 Argon repurchased 547,000 shares under the plan at an average price of $18.24 per share for an aggregate purchase price of approximately $9,993.

Note 14 — Segment Reporting
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
Note 15 — Restricted Cash
     At September 30, 2007, the Company held a $1,800 balance in an interest bearing short-term investment account. This balance will be used to settle retained purchase consideration in connection with the acquisition of Coherent.
Note 16 — Quarterly Financial Information (Unaudited)
     Argon ST maintains a September 30 fiscal year-end for annual financial reporting purposes. Argon ST presents its interim periods ending on the Sunday nearest the end of the month for each quarter consistent with labor and billing cycles. As a result, each quarter of a fiscal year may contain more days than other quarters of that year or other quarters of other fiscal years. Management does not believe that this practice has a material effect on quarterly results or upon the comparability of those results. The following tables contain selected unaudited consolidated statement of earnings data for each quarter of fiscal years 2007 and 2006.

	2007					2006
	December 31,	April 1,	July 1,	September 30,			April 2,	July 2,	September 30,
	2006	2007	2007	2007		January 1, 2006	2006	2006	2006
	(unaudited)					(unaudited)
	(In thousands, except per share data)					(In thousands, except per share data)
Contract revenues	$60,405	$64,310	$73,660	$83,834		$68,107	$55,681	$68,902	$66,145

Direct and allocable contract costs, exclusive of impairment charges	52,697	57,809	67,230	76,407		58,860	48,782	61,043	59,550
Impairment of intangible assets	—	—	—	6,748		—	—	—	—

Income from Operations	7,708	6,501	6,430	679		9,247	6,899	7,859	6,595

Other Income (Expense), Net	330	267	341	380		—	355	544	281

Income before Income Taxes	8,038	6,768	6,771	1,059		9,247	7,254	8,403	6,876

Provision for Income Taxes	2,855	2,605	2,485	(11	)(a)	3,644	2,732	3,237	2,772

Net Income	$5,183	$4,163	$4,286	$1,070		$5,603	$4,522	$5,166	$4,104

Earnings Per Share

Basic	$0.23	$0.19	$0.19	$0.05		$0.27	$0.21	$0.23	$0.19

Diluted	$0.23	$0.18	$0.19	$0.05		$0.27	$0.20	$0.23	$0.18

(a)	The provision for income taxes in the fourth quarter of fiscal year 2007 reflects a tax benefit recognized for additional costs estimated to be included in a research and development tax credit and an increase in the Company’s estimate of a deduction for the domestic production allowance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2007 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2007. Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm on page 48 of this annual report on Form 10-K.
     Management’s assessment excluded the internal control over financial reporting at CSIC Holdings LLC (“Coherent”), which was acquired effective August 12, 2007. The total revenue of Coherent represented less than 2%, of the Company’s consolidated total revenues for the fiscal year ended September 30, 2007 and the net income of Coherent represented less than 2% of the Company’s consolidated total net income for the year ended September 30, 2007.
Change in Internal Controls
     During the fourth quarter of fiscal year 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement for our annual meeting of stockholders to be filed not later than 120 days after September 30, 2007, with the Securities and Exchange Commission pursuant to Regulation 14A (the “Proxy Statement”). Certain information relating to our executive officers appears on page 29 of this Form 10-K Annual Report.
ITEM 11. EXECUTIVE COMPENSATION
     Information with respect to this item is incorporated by reference from the Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information with respect to this item is incorporated by reference from the Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     Information with respect to this item is incorporated by reference from the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Information with respect to Principal Accountant Fees and Services is contained under the caption “Principal Accountant Fees and Services” in the Proxy Statement and such information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements Schedules
All of the financial statement schedules to be filed as part of the Annual report on Form 10-K are included in Item 8.
Exhibits

Exhibit
Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of June 7, 2004, by and between Sensytech, Inc. and Argon Engineering Associates, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 filed on July 16, 2004, Registration Statement No. 333-117430)

2.2	Agreement and Plan of Merger, Dated as of June 9, 2006, by and among Argon ST, Inc., Argon ST Merger Sub, Inc., San Diego Research Center, Incorporated, Lindsay McClure, Thomas Seay and Harry B. Lee, Trustee of the HBL and BVL Trust (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 14, 2006)

2.3	Equity Purchase Agreement by and among Argon ST, Inc., CSIC Holdings LLC, Coherent Systems International, Corp., the Stockholders of Coherent Systems International, Corp. and Richard S. Ianieri, as Seller Representative (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed August 16, 2007)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-98757) filed on August 26, 2002)

3.1.1	Amendment, dated September 28, 2004, to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K filed October 5, 2004 covering Items 2.01, 5.01, 5.02, 8.01 and 9.01 of Form 8-K).

3.1.2	Amendment, dated March 15, 2005 to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 5, 2005, filed May 11, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 13(a)(i) of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001)

3.2.1	Amendment, dated as of February 28, 2007, to the Company’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed March 6, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-128211) filed on September 9, 2005)

10.1	Second Amended and Restated Line of Credit Agreement with Bank of America (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-98757) filed on August 27, 2002,

10.1.1	Fifth Amendment to Second Amended and Restated Financing and Security Agreement, dated as of March 31, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 6, 2006

10.2+	Argon ST, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for its 2006 annual meeting of stockholders, filed January 27, 2006

10.2.1	Form of Stock Option Agreement under Argon ST 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed December 14, 2005)

Exhibit
Number	Description of Exhibit
10.3+	Argon Engineering Associates, Inc. Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed December 14, 2004)

21.1*	Subsidiaries of the Company

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

32.1**	Certification pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act and Section 1350 of Chapter 63 of Title 8 of the United States Code

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGON ST, INC. (Registrant)
By:	/s/ Terry L. Collins
Terry L. Collins, Ph.D.
Chairman, Chief Executive Officer and President

Date: November 30, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Terry L. Collins	Chairman, Chief Executive Officer and President
Terry L. Collins
Date: November 30, 2007

/s/ Victor F. Sellier Victor F. Sellier	Executive Vice President
Date: November 30, 2007

/s/ Aaron N. Daniels Aaron N. Daniels	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: November 30, 2007

/s/ S. Kent Rockwell S. Kent Rockwell	Vice Chairman and Director
Date: November 30, 2007

/s/ Thomas E. Murdock Thomas E. Murdock	Director
Date: November 30, 2007

/s/ David C. Karlgaard David C. Karlgaard	Director
Date: November 30, 2007

/s/ Peter A. Marino Peter A. Marino	Director
Date: November 30, 2007

/s/ Robert McCashin Robert McCashin	Director
Date: November 30, 2007

/s/ John Irvin John Irvin	Director
Date: November 30, 2007

/s/ Lloyd A. Semple Lloyd A. Semple	Director
Date: November 30, 2007

/s/ Maureen Baginski Maureen Baginski	Director
Date: November 30, 2007