Form 10-Q
period 2007-12-30
ARGON ST, Inc.
filed 2008-02-08
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 30, 2007
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
Yes ☑       No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     As of January 31, 2008, there were 21,773,093 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

ARGON ST, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED DECEMBER 30, 2007

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 30, 2007	September 30, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,265	$22,965
Accounts receivable, net	111,031	95,639
Inventory, net	2,957	2,927
Deferred income tax asset	3,944	3,218
Prepaids and other	1,179	3,154

TOTAL CURRENT ASSETS	126,376	127,903
Property, equipment and software, net	24,636	22,822
Goodwill	172,372	170,192
Intangibles, net	5,334	5,760
Restricted cash	1,816	1,800
Other assets	905	1,168

TOTAL ASSETS	$331,439	$329,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$19,996	$23,796
Accrued salaries and related expenses	12,239	12,899
Deferred revenue	14,137	12,651
Other current liabilities	2,933	681

TOTAL CURRENT LIABILITIES	49,305	50,027
Deferred income tax liability, long-term	2,255	1,794
Deferred rent and other liabilities	2,807	2,988
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock:
$.01 Par Value, 100,000,000 shares authorized, 22,598,439 and 22,561,639 shares issued at December 30, 2007 and September 30, 2007	226	226
Additional paid in capital	217,843	217,038
Treasury stock at cost, 824,145 and 674,145 shares at December 30, and September 30, 2007, respectively	(13,299)	(10,527)
Retained earnings	72,302	68,099

TOTAL STOCKHOLDERS’ EQUITY	277,072	274,836

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$331,439	$329,645

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(In thousands, except share and per share amounts)

	For the Fiscal Quarter Ended
	December 30, 2007	December 31, 2006
CONTRACT REVENUES	$74,266	$60,405

COST OF REVENUES	60,337	45,754

GENERAL AND ADMINISTRATIVE EXPENSES	5,457	4,727

RESEARCH AND DEVELOPMENT EXPENSES	1,700	2,216

INCOME FROM OPERATIONS	6,772	7,708

INTEREST INCOME, NET	120	330

INCOME BEFORE INCOME TAXES	6,892	8,038
PROVISION FOR INCOME TAXES	2,609	2,855

NET INCOME	$4,283	$5,183

EARNINGS PER SHARE (Basic)	$0.20	$0.23

EARNINGS PER SHARE (Diluted)	$0.19	$0.23

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	21,871,285	22,228,157

Diluted	22,252,225	22,724,450

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Fiscal Quarter Ended
	December 30, 2007	December 31, 2006
Cash flows from operating activities
Net income	$4,283	$5,183
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,935	1,893
Deferred income tax expense (benefit)	(242)	276
Stock-based compensation	723	390
Bad debt expense	—	30
Loss on sale of equipment	—	2
Change in:
Accounts receivable	(15,489)	1,528
Inventory	(30)	(340)
Prepaids and other	1,278	5,745
Accounts payable and accrued expenses	(5,460)	(8,786)
Accrued salaries and related expenses	(660)	(939)
Other current liabilities	(113)	—
Deferred revenue	966	(8,962)
Income taxes payable	2,824	1,649

Net cash used in operating activities	(9,985)	(2,331)

Cash flows from investing activities
Acquisitions of property, equipment and software	(3,323)	(1,242)
Proceeds from note receivable and other	344	(55)

Net cash used in investing activities	(2,979)	(1,297)

Cash flows from financing activities
Purchase of treasury stock	(2,772)	—
Payments on capital leases	(46)	(18)
Tax benefit of stock option exercises	18	231
Proceeds from exercise of stock options	64	425

Net cash provided by (used in) financing activities	(2,736)	638

Net decrease in cash and cash equivalents	(15,700)	(2,990)
Cash and cash equivalents, beginning of period	22,965	33,498

Cash and cash equivalents, end of period	$7,265	$30,508

Supplemental disclosure
Income taxes paid	$7	$699

Interest expense paid	$7	$2

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
     1. BASIS OF PRESENTATION
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. Operating results for the period ended December 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in Argon ST, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Reclassifications are made to the prior year financial statements when appropriate, to conform to the current year presentation.
          Argon ST, Inc. (“Argon ST” or the “Company”) maintains a September 30 fiscal year-end for annual financial reporting purposes. Argon ST presents its interim periods ending on the Sunday closest to the end of the month for each quarter consistent with labor and billing cycles. As a result, each quarter of each year may contain more or less days than other quarters of the year. Management does not believe that this practice has a material effect on quarterly results or on the comparison of such results.
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
          Argon ST’s accounting policy for recording indirect rate variances is based on management’s belief that variances accumulated during interim reporting periods will be absorbed by management actions to control costs during the remainder of the year. The Company considers the rate variance to be unfavorable when the actual indirect rates are greater than the Company’s annual targeted rates. During interim reporting periods, unfavorable rate variances are recorded as reductions to operating expenses and increases to unbilled receivables. Favorable rate variances are recorded as increases to operating expenses and decreases to unbilled receivables. At December 30, 2007, the unfavorable rate variance totaled $2,877 of which $1,654 was planned for the period. If the Company anticipates that actual contract activities will be different than planned levels, there are alternatives the Company can utilize to absorb the variance: the Company can adjust planned indirect spending during the year, modify its billing rates to its customers, or record adjustments to expense based on estimates of future contract activities. Management expects the variance to be eliminated over the course of the fiscal year and therefore, no portion of the variance is considered permanent.
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

     2. ACQUISITION OF CSIC HOLDINGS LLC
          Effective August 12, 2007, the Company acquired 100% of the equity of CSIC Holdings, LLC (“Coherent”), a single member limited liability corporation that was owned 100% by Coherent Systems International Corp. in a transaction accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations (“SFAS No. 141”). Under applicable tax rules, this transaction is accounted for as an asset purchase. Coherent was based in Doylestown, Pennsylvania and is primarily engaged in the deployment of advanced command and control solutions, precision targeting systems, mobile communication gateways, high-performance electronic warfare systems, and aircraft sensor solutions. The Company believes synergies with Coherent will provide customers significant additional opportunities to leverage complementary technologies, programs and products to improve tactical operations. The results of Coherent’s operations are included in the consolidated financial statements beginning August 12, 2007.
          The aggregate consideration for the net assets acquired was $20,333 which consisted of $18,328 of cash paid at closing and approximately $205 of acquisition costs. In addition to cash paid and acquisition costs, the Company has recorded a $1,800 long-term liability which is expected to be paid by the end of fiscal year 2010 and maintains a restricted cash balance to settle this liability. The aggregate purchase price has been allocated to the tangible and identifiable intangible assets acquired based on their preliminary estimated fair values. These values are subject to change as more information becomes available as the Company has not had an appropriate amount of time to assess the value of certain joint ventures and to identify certain accrued expenses.
          Argon has agreed to pay up to an additional $17,500 of cash, contingent upon Coherent’s ability to achieve certain minimum revenue and bookings targets for periods ending December 31, 2007 and December 31, 2008. As of December 30, 2007, the Company has determined that an additional $1,500 was earned and payable with respect to Coherent’s achievement of minimum revenue targets for the 12 months ended December 31, 2007. In the event that Coherent achieves minimum revenue and bookings targets for the 12 months ending December 31, 2008, the contingent consideration will be included as additional purchase consideration, when and if earned.
     3. EARNINGS PER SHARE
          Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. The following summary is presented for the fiscal quarters ended December 30, 2007 and December 31, 2006:

	Fiscal quarter ended
	December 30, 2007	December 31, 2006
Net income	$4,283	$5,183
Weighted average shares outstanding — basic	21,871,285	22,228,157

Basic earnings per share	$0.20	$0.23
Effect of dilutive securities:
Net shares issuable upon exercise of stock options and awards	380,940	436,293
Weighted average shares outstanding — diluted	22,252,225	22,724,450
Diluted earnings per share	$0.19	$0.23
          Stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS, because to do so would have been antidilutive, were 1,047,445 and 474,450 for the fiscal quarters ended December 30, 2007 and December 31, 2006, respectively.

     4. STOCK-BASED COMPENSATION
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
          Stock-based compensation, which includes compensation recognized on stock option grants and restricted stock awards, has been included in the following line items in the accompanying condensed consolidated statements of earnings.

	Quarter Ended
	December 30, 2007	December 31, 2006

Cost of revenues	$528	$183
General and administrative expense	195	207

Total pre-tax stock-based compensation included in income from operations	723	390
Income tax expense (benefit) recognized for stock-based compensation	(128)	(83)

Total stock-based compensation expense, net of tax	$595	$307

Stock Options
          The following table summarizes stock option activity for the quarter ended December 30, 2007:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise Price	Term	Value
Shares under option, September 30, 2007	1,869,243	$18.94
Options granted	7,000	$20.69
Options exercised	(15,800)	$4.10		$246
Options cancelled and expired	(32,050)	$24.97

Shares under option, December 30, 2007	1,828,393	$17.33	6.5	$1,408

Options vested at December 30, 2007	1,133,859	$14.52	5.6	$4,059

As of December 30, 2007, options that are vested and expected to vest prior to expiration	1,413,143	$15.55	6.0	$3,604

          The Company awarded 7,000 incentive stock options to employees during the fiscal quarter ended December 30, 2007. The incentive stock options vest ratably over 5 years and the weighted average fair value of the options is $7.03 per share based on the assumptions below using a binomial model.

For the fiscal
quarter ended
December 30,
2007
Volatility	33.8% – 35.9%
Risk free rate	4.6% – 4.8%
Exercise factor	1.2
Stock Awards
          The following table summarizes stock award activity for the quarter ended December 30, 2007:

		Weighted-
	Number	Average Grant
	of Shares	Date Fair Value
Unvested shares, September 30, 2007	21,000	$21.39
Awards granted	32,000	$18.00
Awards vested	(21,000)	$21.39

Unvested shares, December 30, 2007	32,000	$18.00

          The Company awarded a total of 32,000 shares to its eight non-employee board members on December 5, 2007. The stock will vest one year after the award date. The fair value of these awards is $18.00 per share and $39 of stock-based compensation expense attributable to these awards was recorded in the three months ended December 30, 2007, all of which is included in General and Administrative expenses in the accompanying Condensed Consolidated Statements of Earnings.
Restricted Shares
          The Company awarded a total of 117,000 restricted shares to its senior management and director level employees in November and December 2007. All shares are on a graded vesting schedule over 4 or 5 years. The weighted average fair value of these awards is $18.09 per share and $23 of stock-based compensation expense attributable to these awards was recorded in the three months ended December 30, 2007, all of which is included in General and Administrative expenses in the accompanying Condensed Consolidated Statements of Earnings.
Stock Appreciation Rights
          The Company awarded a total of 147,000 stock appreciation rights (“SAR”) to its executive and director level employees in December 2007. All awards are on a graded vesting schedule over 5 years and the awards will be settled in cash based on the intrinsic value of such awards on the date of vest. In accordance with SFAS No. 123R, the Company has recorded the fair value of such awards as a long-term liability and will adjust such liability to its fair value at the end of each reporting period. The corresponding increase or decrease of the intrinsic value during each reporting period will be included in the Consolidating Statement of Earnings. As of December 30, 2007, the liability and corresponding stock-based compensation expense attributable to these SARs was not material.

     5. ACCOUNTS RECEIVABLE
          Accounts receivable consists of the following as of:

	December 30, 2007	September 30, 2007
Billed and billable	$39,936	$37,235
Unbilled costs and fees	56,406	47,088
Unfavorable indirect rate variance	2,877	—
Retainages	12,023	11,527
Reserve	(211)	(211)

Accounts receivable, net	$111,031	$95,639

          The unbilled costs, fees, and retainages result from recognition of contract revenue in advance of contractual or progress billing terms and includes $2,877 of unfavorable indirect rate variance at December 30, 2007 (Refer to Note 1 for further discussion of the basis of presentation of indirect rate variances). Retainages include costs and fees on cost-reimbursable and time and material contracts withheld until audits are completed by DCAA and costs and fees withheld on progress payments on fixed price contracts. Reserves are determined based on management’s best estimate of potentially uncollectible accounts receivable. Argon ST writes off accounts receivable when such amounts are determined to be uncollectible.
     6. INVENTORIES
          Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Inventories consist of the following at the dates shown below:

	December 30, 2007	September 30, 2007
Raw Materials	$1,450	$1,451
Component parts, work in process	1,231	1,223
Finished component parts	417	394

	3,098	3,068
Reserve	(141)	(141)

Inventory, net	$2,957	$2,927

     7. PROPERTY, EQUIPMENT AND SOFTWARE
          Property, equipment and software consisted of the following as of:

	December	September
	30, 2007	30, 2007
Computer, machinery and test equipment	$26,113	$23,838
Leasehold improvements	10,260	9,651
Computer software	4,274	3,687
Furniture and fixtures	1,742	1,643
Equipment under capital lease	337	344
Construction in process	6,233	6,000

	48,959	45,163
Less accumulated depreciation and amortization	(24,323)	(22,342)

	$24,636	$22,822

          As of December 30, 2007, the Company has capitalized $6,233 of construction in progress primarily consisting of $5,574 of costs incurred directly associated with the construction of two types of assets to be used internally for test equipment, demonstration equipment and other purposes. The Company expects to place these assets into service during fiscal years 2008 and 2009.

     8. GOODWILL
          The table below reconciles the change in the carrying amount of goodwill for the fiscal quarter ended December 30, 2007.

Balance at September 30, 2007	$170,192
Acquisition earn-out	1,500
Adjustments to and identification of the fair value of liabilities	680

Balance at December 30, 2007	$172,372

          During the fiscal quarter ended December 30, 2007, Coherent achieved a minimum revenue earn-out target for the period ended December 31, 2007. As such, a $1,500 liability has been accrued and included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of December 30, 2007. The $1,500 is expected to be paid in the fiscal quarter ending March 30, 2008. Additionally, during the fiscal quarter ended December 30, 2007, the Company adjusted the Coherent purchase price allocation to revise the fair value its obligation to perform work under certain contracts included in deferred revenue and to include additional liabilities identified which existed prior to the purchase of Coherent on August 12, 2007.
     9. REVOLVING LINE OF CREDIT
          The Company maintains a $40,000 line of credit with Bank of America, N.A. (the “Lender”). The credit facility will terminate no later than February 28, 2008 at which time the facility will be subject to renewal. The Company currently expects to renew such facility with similar terms and conditions for an additional 2 year period. The credit facility also contains a sublimit of $15,000 to cover letters of credit. In addition, borrowings on the line of credit bear interest at LIBOR plus 150 basis points. An unused commitment fee of 0.25% per annum, payable in arrears, is also required.
          All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the Company’s earnings before interest expense, taxes depreciation and amortization (EBITDA) for the trailing 12 months, calculated as of the end of each fiscal quarter. For the fiscal quarter ending December 30, 2007, EBITDA, on a trailing 12 month basis, was $35,068. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of December 30, 2007, the Company was in compliance with these covenants and the financial ratio.
          At December 30, 2007, there were no borrowings outstanding against the line of credit. Letters of credit outstanding at December 30, 2007 amounted to $1,480, and $33,588 was available on the line of credit. In January 2008, the Company borrowed $7.0 million from our line of credit to fund its current operations.
     10. TREASURY STOCK
          As of September 30, 2007, the Company had repurchased 674,145 shares of treasury stock at an accumulated cost of $10,527, of which, 547,900 shares were purchased under a plan announced by the Board of Directors on August 31, 2007 authorizing the purchase of up to an additional 2,000,000 shares through August 31, 2008. The balance of 126,245 shares was repurchased at various times from May 2000 to September 30, 2001 pursuant to a stock repurchase program announced in May 2000.

          During the fiscal quarter ended December 30, 2007, the Company purchased an additional 150,000 shares under the plan at an average price of $18.48. As of December 30, 2007, 697,900 shares have been purchased under the plan announced on August 31, 2007 at an aggregate price of $12,765.
     11. INCOME TAXES
          Effective October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 creates a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation, the Company recognized a $79 net increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet.
          The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. state income tax matters for years through 2003, except for California and Michigan state returns which have a four year statute of limitations. The Company’s consolidated federal income tax return was examined through September 30, 2004 and all matters have been settled. However, the final federal return for Argon Engineering Associates, Inc. for the year ended September 30, 2004 will remain subject to examination through June 2008.
          If the examination periods were to expire or, in the event of an examination, the Company’s positions are sustained in favor of the Company, the Company would recognize approximately $339 of tax benefits reducing its effective rate. The Company does not believe there is a reasonable possibility of material changes to the estimated amount of reserves for uncertain tax positions within the next 12 months.
          The Company’s accounting policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $58 accrued for interest and penalties as of December 30, 2007.
     12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and accompanying notes as well as our annual report on Form 10-K for the fiscal year ended September 30, 2007.
Forward-looking Statements
          Statements in this filing which are not historical facts are forward-looking statements under the provision of the Private Securities Litigation Reform Act of 1955. Such forward-looking statements include, without limitation, statements with respect to total estimated remaining contract values and the Company’s expectations regarding the U.S. government’s procurement activities. Forward-looking statements are not guarantees of future performance and are based upon numerous assumptions about future conditions that could prove not to be accurate. Forward looking statements are subject to numerous risks and uncertainties, and our actual results could differ materially as a result of such risks and other factors. In addition to those risks specifically mentioned in this report and in the other reports filed by the Company with the Securities and Exchange Commission (including our Form 10-K for the fiscal year ended September 30, 2007), such risks and uncertainties include, but are not limited to: the availability of U.S. and international government funding for our products and services; changes in the U.S. federal government procurement laws, regulations, policies and budgets (including changes to respond to budgetary constraints and cost-cutting initiatives); the number and type of contracts and task orders awarded to us; the exercise by the U.S. government of options to extend our contracts; our ability to retain contracts during any rebidding process; the timing of Congressional funding on our contracts; any government delay or termination of our contracts and programs; difficulties in developing and producing operationally advanced technology systems; the timing and customer acceptance of contract deliverables; our ability to attract and retain qualified personnel, including technical personnel and personnel with required security clearances; charges from any future impairment reviews; the future impact of any acquisitions or divestitures we may make; the competitive environment for defense and intelligence information technology products and services; general economic, business and political conditions domestically and internationally; and other factors affecting our business that are beyond our control. All of the forward-looking statements should be considered in light of these factors. You should not put undue reliance on any forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect new information, future events or otherwise, except as provided by law.
Overview
General
          We are a leading systems engineering and development company providing full-service C5ISR (command, control, communications, computers, combat systems, intelligence, surveillance and reconnaissance) systems to a wide range of defense and intelligence customers. These systems and services are provided to a wide range of defense and intelligence customers, including commercial enterprises. Our systems provide communications intelligence, electromagnetic intelligence, electronic warfare and information operations capabilities that enable our defense and intelligence customers to detect, evaluate and respond to potential threats. These systems are deployed on a range of military and strategic platforms including surface ships, submarines, unmanned underwater vehicles (UUV), aircraft, unmanned aerial vehicles (UAV), land mobile vehicles, fixed site installations and re-locatable land sites.
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
          Fixed-price contracts are typically used for the production of systems. Development activities similar to activities performed under previous contacts are also usually covered by fixed-price contracts, due to the lower risk involved. In these contracts, cost risks are borne entirely by the contractor. Some fixed-price contracts include an award fee or an incentive fee as well as the negotiated profit. Most foreign customers, and some U.S. customers, use fixed-price contracts for design and development work even when the work is considered high risk.
          Time and material contracts are based on hours worked, multiplied by approved labor rates, plus other costs incurred and allocated.
          The following table represents our revenue concentration by contract type for the fiscal quarters ended December 30, 2007 and December 31, 2006:

	Fiscal Quarter Ended	Fiscal Quarter Ended
Contract Type	December 30, 2007	December 31, 2006
Fixed-price contracts	52%	65%
Cost reimbursable contracts	44%	27%
Time and material contracts	4%	8%
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
          The change in our contract mix in the quarter ended December 30, 2007 as compared to the quarter ended December 31, 2006 resulted primarily from the addition of Coherent which has a significant amount of cost-reimbursable type programs and the effects of the contributed revenue from our SSEE Increment F program, a cost-reimbursable contract.
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
          From time to time, we will exclude from backlog portions of contract values of very long or complex contracts where we judge revenue could be jeopardized by a change in U.S. government policy. Because of possible future changes in delivery schedules and cancellations of orders, backlog at any particular date is not necessarily representative of actual revenue to be expected for any succeeding period, and actual revenue for the year may not meet or exceed the backlog represented. We may experience significant contract cancellations or reductions that were previously booked and included in backlog.
          Our backlog at the dates shown was as follows (in thousands):

	December 30,	September 30,
	2007	2007
Funded	$229,279	$246,571
Unfunded	54,982	58,279

Total	$284,261	$304,850

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
Research and Development
          We conduct internally funded research and development into complex signal processing, system and software architectures, and other technologies that are important to continued advancement of our systems and are of interest to our current and prospective customers. The variance from year to year in internal research and development is caused by the status of our product cycles and the level of complementary U.S. government funded research and development. In the fiscal quarters ending December 30, 2007 and December 31, 2006, internally funded research and development expenditures were $0.2 million in each of the fiscal quarters representing 2% and 4% respectively, of revenues in each period.
          Internally funded research and development is a small portion of our overall research and development, as government funded research and development constitutes the majority of our activities in this area.
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
          At December 30, 2007, the unfavorable rate variance totaled $2.9 million of which $1.7 million was planned. Management deems this variance to be seasonal and expects this variance will be eliminated by fiscal year-end.
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

Historical Operating Results
Fiscal quarter ended December 30, 2007 compared to fiscal quarter ended December 31, 2006
          The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the fiscal quarters ended December 30, 2007 and December 31, 2006 (in thousands):

	Fiscal quarter ended
	December 30,	December 31,	Increase
	2007	2006	(Decrease)
Contract revenues	$74,266	$60,405	$13,861
Cost of revenues	$60,337	$45,764	$14,573
General and administrative expenses	$5,457	$4,727	$730
Research and development expenses	$1,700	2,216	$(516)
Interest income, net	$120	$330	$(210)
Provision for income taxes	$2,609	$2,855	$(246)
Net income	$4,283	$5,183	$(900)
Revenues:
          Revenues increased approximately $13.9 million or 23% for the fiscal quarter ended December 30, 2007, as compared to the fiscal quarter ended December 31, 2006. The revenue increase is primarily attributable to revenue growth from the acquisition of CSIC Holdings, LLC (“Coherent”), continued work on development contracts in our surface ship business and an increase in work performed on a significant contract in our tactical communications and networking business. These increases were partially offset by $4.4 million of revenue recognized in the first quarter of fiscal year 2007 related to the multi-year contract for the continued development and production of the AN/SLQ-25A Torpedo Countermeasures System for the U.S. Navy which was deferred at September 30, 2006 and recognized at the time the contract was awarded.
Cost of Revenues:
          Cost of revenues increased approximately $14.6 million or 32% for the fiscal quarter ended December 30, 2007 as compared to the fiscal quarter ended December 31, 2006. The increase was primarily due to increased contract activity from the acquisition of Coherent, an increase in direct materials and subcontractor costs of $3.5 million, an increase in direct labor of $1.2 million and an increase in other costs of $2.4 million due to increased development and production activities as compared to the same quarter of fiscal 2007. Cost of revenues as a percentage of total revenue increased to 81% for the first quarter of fiscal year 2008 as compared to 76% in the first quarter of fiscal year 2007. This increase as a percentage of revenue was primarily driven by a change in contract mix to a larger percentage of cost-reimbursable contracts and a smaller percentage of fixed-price contracts as compared to the same quarter of fiscal 2007.
General and Administrative Expenses:
          General and administrative expenses increased approximately $0.7 million or 15% for the fiscal quarter ended December 30, 2007, as compared to the fiscal quarter ended December 31, 2006. The increase was due primarily to an increase from the inclusion of Coherent for the first fiscal quarter of fiscal 2008. Coherent was acquired in the fourth quarter of fiscal year 2007.
Research and Development Expenses:
          Research and development expenses decreased $0.5 million or 23% for the fiscal quarter ended December 30, 2007, as compared to the fiscal quarter ended December 31, 2006 due to the timing of specific planned research and development projects. Research and development expenditures represented 2.3% and 3.7% of our consolidated revenues for the fiscal quarters ended December 30, 2007 and December 31, 2006, respectively. We expect that research and development expenditures will continue to represent approximately 2% to 3% of our consolidated revenue in future periods.

Interest Income, net:
          Interest income, net of interest expense, decreased approximately $0.2 million or 64% for the fiscal quarter ended December 30, 2007, as compared to the fiscal quarter ended December 31, 2006. This decrease was a result of lower average cash balances. Cash and cash equivalents on hand was approximately $7.3 million and $30.5 million at December 30, 2007 and December 31, 2006, respectively.
Provision for Income Taxes:
          The provision for income taxes decreased approximately $0.2 million or 9% for the fiscal quarter ended December 30, 2007, as compared to the fiscal quarter ended December 31, 2006. Our effective income tax rate increased to 37.9% for the fiscal quarter ended December 30, 2007, compared to an effective rate of 35.5 % for the fiscal quarter ended December 31, 2006. During the first quarter of fiscal year 2007, we reduced the effective rate by 1.2% due to the reinstatement of a research and development tax credit retroactively to January 1, 2006. During the first quarter of fiscal year 2008, this research and development tax credit expired effective December 31, 2007. As such, we are not estimating that a full year of this credit will be used in fiscal year 2008 which has increased the effective rate by 0.7% as compared to the quarter ended December 30, 2007. The remaining 0.5% decrease in effective rate is the result of a decreased effect of other permanent differences.
Net Income:
          As a result of the above, net income decreased approximately $0.9 million, or 17%, for the fiscal quarter ended December 30, 2007 compared to the fiscal quarter ended December 31, 2006.
Analysis of Liquidity and Capital Resources
          Cash
          At December 30, 2007, we had cash of $7.3 million compared to cash of $23.0 million at September 30, 2007. The $15.7 million decrease in cash was primarily the result of $10.0 million of cash used in operating activities, $3.3 million of capital expenditures and $2.8 million of cash used for stock purchases under our stock repurchase plan.
          Line of Credit
          We maintain a $40.0 million line of credit with Bank of America, N.A. (the “Lender”). The credit facility will terminate no later than February 28, 2008 at which time the facility will be subject to renewal. We currently expect to renew such facility with similar terms and conditions for an additional 2 year period. The credit facility also contains a sublimit of $15.0 million to cover letters of credit. In addition, borrowings on the line of credit bear interest at LIBOR plus 150 basis points. An unused commitment fee of 0.25% per annum, payable in arrears, is also required.
          All borrowings under the line of credit are collateralized by all tangible assets. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining our primary accounts with the Lender. Borrowing availability under the line of credit is equal to our earnings before interest expense, taxes depreciation and amortization (EBITDA) for the trailing 12 months, calculated as of the end of each fiscal quarter. For the fiscal quarter ending December 30, 2007, EBITDA, on a trailing 12 month basis, was $35.1 million. The agreement requires us to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of December 30, 2007, we were in compliance with these covenants and the financial ratio.

          At December 30, 2007, there were no borrowings outstanding against the line of credit. Letters of credit outstanding at December 30, 2007 amounted to $1.5 million, and $33.6 million was available on the line of credit. In January 2008, we borrowed $7.0 million from our line of credit to fund our current operations. We expect to borrow and repay amounts from our line of credit as needed based on available cash resources and the timing of our cash payments and receipts.
          Cash Flows
          Net cash used in operating activities was $10.0 million in the fiscal quarter ending December 30, 2007, compared to net cash used in operating activities of $2.3 million in the fiscal quarter ending December 31, 2006. Cash provided by operating activities during the fiscal quarter ended December 30, 2007 was comprised of $6.7 million of net income as adjusted for non-cash reconciling items including depreciation and amortization, changes in deferred income taxes and stock-based compensation. Net income, as adjusted for non-cash reconciling items was reduced by $16.7 million as a result of changes in operating assets and liabilities. This change was driven by a $15.5 million increase in accounts receivable and a $5.5 million decrease in accounts payable, partially offset by a $4.3 million of changes in other operating assets and liabilities.
          The increase in accounts receivable is due primarily to the timing of our contractual ability to bill our customers and subsequently receive payments on such billings. Many of our fixed-price contracts contain provisions under which our customers are required to make payments when we achieve certain milestones. In many instances, these milestone payments occur after we have incurred the associated costs to which the payments will be applied. For example, under some of our contracts providing certain deliverables constitutes a milestone for which we receive a significant payment near the end of the contract, but we incur costs to complete the deliverables ratably over the life of the contract. We recognize revenue as costs are incurred and revenue recognition criteria are met, with a corresponding increase in unbilled receivables.
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
          Of the $56.4 million of unbilled accounts receivable outstanding at December 30, 2007, we billed approximately $19.0 million subsequent to December 30, 2007.
          Net cash used in investing activities was $3.0 million for the fiscal quarter ended December 30, 2007, compared to net cash used in investing activities of $1.3 million for the fiscal quarter ended December 31, 2006. The increase in use of cash in investing activities was primarily due to $3.3 million of capital expenditures.
          Net cash used in financing activities was $2.7 million for the fiscal quarter ended December 30, 2007 compared to cash provided by financing activities of $0.6 million for the fiscal quarter ended December 31, 2006. Cash used in financing activities was primarily comprised of $2.8 million of cash used to purchase 150,000 shares of our common stock under our stock repurchase program.

Contractual Obligations and Commitments
     As of December 30, 2007, our contractual cash obligations were as follows (in thousands):

		Due in	Due in	Due in	Due in	Due in
	Total	2007	2008	2009	2010	2011	Thereafter
Capital leases	$201	$90	$65	$37	$9	—	—
Operating leases	20,756	8,261	4,747	2,574	1,932	1,550	1,692
Acquisition related (a)	1,800	—	—	—	1,800	—	—

Total	$22,757	$8,351	$4,812	$2,611	$3,741	$1,550	$1,692

(a)	In accordance with the CSIC Holdings, LLC purchase agreement, the Company has retained $1.8 million of the purchase price which is expected to be paid in August 2010. The Company maintains a $1.8 million restricted cash balance to settle this liability.
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
Cash and Cash Equivalents:
          All unrestricted, highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. We maintain cash and cash equivalents with various financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. We believe that any credit risk related to these cash and cash equivalents is minimal.
Interest Rates:
          Our line of credit financing provides available borrowing to us at a variable interest rate tied to the LIBOR rate. There were no outstanding borrowings under this line of credit at December 30, 2007. Accordingly, we do not believe that any movement in interest rates would have a material impact on future earnings or cash flows.
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
ITEM 1. LEGAL PROCEEDINGS
          We are subject to litigation from time to time, in the ordinary course of business including, but not limited to, allegations of wrongful termination or discrimination.
ITEM 1A. RISK FACTORS
          There were no other material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended September 30, 2007 filed on November 30, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          The following table provides information about purchases that we made during the first quarter of fiscal year 2008 of our equity securities that are registered by us pursuant to Section 12 of the Exchange Act. We purchased our common stock pursuant to the stock repurchase plan announced on August 30, 2007 authorizing the purchase of up to 2.0 million shares of our common stock. The repurchase plan is scheduled to terminate on August 31, 2008.

				Approximate
			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Plan	the Plan
October 1, 2007 to October 31, 2007	—	$—	547,900	1,452,100
November 1, 2007 to November 30, 2007	—	—	547,900	1,452,100
December 1, 2007 to December 30, 2007	150,000	18.48	697,900	1,302,100

First quarter fiscal 2008 totals	150,000	$18.48	697,900	1,302,100

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
ITEM 5. OTHER INFORMATION
          None.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of June 7, 2004, by and between Sensytech, Inc. and Argon Engineering Associates, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 filed on July 16, 2004, Registration Statement No. 333-117430)

2.2	Agreement and Plan of Merger, Dated as of June 9, 2006, by and among Argon ST, Inc., Argon ST Merger Sub, Inc., San Diego Research Center, Incorporated, Lindsay McClure, Thomas Seay and Harry B. Lee, Trustee of the HBL and BVL Trust (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 14, 2006)

2.3	Equity Purchase Agreement by and among Argon ST, Inc., CSIC Holdings LLC, Coherent Systems International, Corp., the Stockholders of Coherent Systems International, Corp. and Richard S. Ianieri, as Seller Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed August 16, 2007)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-98757) filed on August 26, 2002)

3.1.1	Amendment, dated September 28, 2004, to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K filed October 5, 2004 covering Items 2.01, 5.01, 5.02, 8.01 and 9.01 of Form 8-K).

3.1.2	Amendment, dated March 15, 2005 to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 5, 2005, filed May 11, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 13(a)(i) of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001)

3.2.1	Amendment, dated as of February 28, 2007, to the Company’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed March 6, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-128211) filed on September 9, 2005)

10.1	Second Amended and Restated Line of Credit Agreement with Bank of America (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-98757) filed on August 27, 2002)

10.1.1	Fifth Amendment to Second Amended and Restated Financing and Security Agreement, dated as of March 31, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 6, 2006)

10.2+	Argon ST, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for its 2006 annual meeting of stockholders, filed January 27, 2006)

10.2.1	Form of Stock Option Agreement under Argon ST 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed December 14, 2005)

10.3+	Argon Engineering Associates, Inc. Stock Plan (incorporated by reference to Exhibit 10.3 to the

Exhibit
Number	Description of Exhibit
Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed December 14, 2004)

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

32.1**	Certification pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act and Section 1350 of Chapter 63 of Title 8 of the United States Code

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan or arrangement

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
Date: February 8, 2008