Form 10-Q
period 2008-03-30
ARGON ST, Inc.
filed 2008-05-09
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of April 30, 2008, there were 21,526,474 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

ARGON ST, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE THREE AND SIX MONTHS ENDED MARCH 30, 2008
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at March 30, 2008 and September 30, 2007	3

Condensed Consolidated Statements of Earnings for the three and six months ended March 30, 2008 and April 1, 2007	4

Condensed Consolidated Statements of Cash Flows for the six months ended March 30, 2008 and April 1, 2007	5

Condensed Consolidated Statements of Stockholder’s Equity for the six months ended March 30, 2008	6

Notes to Condensed Consolidated Financial Statements	7-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-26

Item 3. Quantitative and Qualitative Disclosures about Market Risks	26

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	28

Item 6. Exhibits	29-30

Signatures	31

Exhibits	32-34

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 30, 2008	September 30, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,984	$22,965
Accounts receivable, net	102,455	95,639
Inventory, net	3,773	2,927
Deferred income tax asset	4,571	3,218
Prepaids and other	1,172	3,154

TOTAL CURRENT ASSETS	125,955	127,903
Property, equipment and software, net	24,917	22,822
Goodwill	172,289	170,192
Intangibles, net	4,907	5,760
Restricted cash	—	1,800
Other assets	892	1,168

TOTAL ASSETS	$328,960	$329,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$25,804	$23,796
Accrued salaries and related expenses	10,836	12,899
Deferred revenue	8,146	12,651
Other liabilities	2,343	681

TOTAL CURRENT LIABILITIES	47,129	50,027
Deferred income tax liability, long term	2,225	1,794
Deferred rent and other liabilities	895	2,988
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock:$.01 Par Value, 100,000,000 shares authorized, 22,647,619 and 22,561,639 shares issued at March 30, 2008 and September 30, 2007	226	226
Additional paid in capital	219,102	217,038
Treasury stock at cost, 1,126,245 and 674,145 shares at March 30, 2008 and September 30, 2007, respectively	(18,425)	(10,527)
Retained earnings	77,808	68,099

TOTAL STOCKHOLDERS’ EQUITY	278,711	274,836

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$328,960	$329,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
CONTRACT REVENUES	$88,449	$64,310	$162,715	$124,715

COST OF REVENUES	73,012	51,901	133,349	97,655

GENERAL AND ADMINISTRATIVE EXPENSES	4,663	4,160	10,120	8,887

RESEARCH AND DEVELOPMENT EXPENSES	1,811	1,748	3,511	3,964

INCOME FROM OPERATIONS	8,963	6,501	15,735	14,209

INTEREST INCOME, NET	35	267	154	597

INCOME BEFORE INCOME TAXES	8,998	6,768	15,889	14,806
PROVISION FOR INCOME TAXES	3,492	2,605	6,101	5,460

NET INCOME	$5,506	$4,163	$9,788	$9,346

EARNINGS PER SHARE (Basic)	$0.25	$0.19	$0.45	$0.42

EARNINGS PER SHARE (Diluted)	$0.25	$0.18	$0.44	$0.41

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	21,698,836	22,331,900	21,781,588	22,279,745

Diluted	22,013,836	22,779,417	22,146,004	22,755,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Six Months Ended
	March 30, 2008	April 1, 2007
Cash flows from operating activities
Net income	$9,788	$9,346
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,926	3,772
Amortization of deferred costs	84	—
Deferred income tax benefit	(897)	(61)
Stock-based compensation	1,621	865
Gain (loss) on sale of equipment and other	(16)	32
Change in:
Accounts receivable	(6,480)	(5,805)
Inventory	(846)	(38)
Prepaids and other	1,284	6,082
Accounts payable and accrued expenses	1,499	(1,664)
Accrued salaries and related expenses	(2,063)	265
Deferred rent and other current liabilities	2,007	(379)
Deferred revenue	(5,025)	(8,987)

Net cash provided by operating activities	4,882	3,428

Cash flows from investing activities
Acquisitions of property, equipment and software	(5,203)	(3,091)
Cash paid for acquisitions	(3,300)	(400)
Reduction in restricted cash	1,800	—
Proceeds from note receivable and other	339	(304)

Net cash used in investing activities	(6,364)	(3,795)

Cash flows from financing activities
Stock repurchases	(7,898)	—
Payments on capital leases	(90)	49
Tax benefit of stock option exercises	36	438
Proceeds from exercise of stock options	169	722
Proceeds from employee stock purchase plan exercises	284	395

Net cash provided by (used in) financing activities	(7,499)	1,604

Net increase (decrease) in cash and cash equivalents	(8,981)	1,237
Cash and cash equivalents, beginning of period	22,965	33,498

Cash and cash equivalents, end of period	$13,984	$34,735

Supplemental disclosure
Income taxes paid	$4,723	$5,389

Interest expense paid	$12	$3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock	Common				Total
	Number of	Stock	Additional Paid	Treasury	Retained	Stockholders’
	Shares	Par Value	in Capital	Stock	Earnings	Equity
Balance, September 30, 2007	22,561,639	$226	$217,038	$(10,527)	$68,099	$274,836
Net income	—	—	—	—	9,788	9,788
Cumulative effect of adoption of FIN 48	—	—	—	—	(79)	(79)
Shares issued upon exercise of stock options	69,841	—	169	—	—	169
Employee stock purchase plan	16,139	—	285	—	—	285
Stock-based compensation	—	—	1,575	—	—	1,575
Tax benefit on stock option exercises	—	—	35	—	—	35
Stock repurchases	—	—	—	(7,898)	—	(7,898)

Balance, March 30, 2008	22,647,619	$226	$219,102	$(18,425)	$77,808	$278,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
     1. BASIS OF PRESENTATION
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. Operating results for the period ended March 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in Argon ST, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Reclassifications are made to the prior year financial statements when appropriate, to conform to the current year presentation.
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
          Argon ST’s accounting policy for recording indirect rate variances is based on management’s belief that variances accumulated during interim reporting periods will be absorbed by management actions to control costs during the remainder of the year. The Company considers the rate variance to be unfavorable when the actual indirect rates are greater than the Company’s annual targeted rates. During interim reporting periods, unfavorable rate variances are recorded as reductions to operating expenses and increases to unbilled receivables. Favorable rate variances are recorded as increases to operating expenses and decreases to unbilled receivables. At March 30, 2008, the unfavorable rate variance totaled $4,773 of which $2,056 was planned for the period. If the Company anticipates that actual contract activities will be different than planned levels, there are alternatives the Company can utilize to absorb the variance: the Company can adjust planned indirect spending during the year, modify its billing rates to its customers, or record adjustments to expense based on estimates of future contract activities. Management expects the variance to be eliminated over the course of the fiscal year and therefore, no portion of the variance is considered permanent.
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
          During the second quarter of fiscal 2008, an agreement was reached between the Company and the prior owners of Coherent in which $300 of the original $1,800 of restricted cash was released to the prior owner. The remaining $1,500 of restricted cash, which was intended to be held back to settle any liabilities existing prior to the purchase date related to employee matters and matters with the DCAA for periods prior to the purchase, was released back to Argon ST as a result of differences between the net assets disclosed in the purchase agreement and the net assets actually acquired. As a result of the release of the $1,500, the parties amended the transaction purchase agreement to provide indemnification to Argon ST for all liabilities in excess of $350 related to employee- and DCAA-related matters. Subsequent to the agreement described above, the aggregate consideration for the net assets acquired was $21,833 which consisted of $18,328 of cash paid at closing, $3,000 of cash paid as part of an earn-out as a result of Coherent’s achievement of certain minimum revenue targets for the period ended December 30, 2007, $300 of cash retained in a restricted cash account at the time of purchase and released to the prior owners in February 2008, and approximately $205 of acquisition costs. The aggregate purchase price has been allocated to the tangible and identifiable intangible assets acquired based on their preliminary estimated fair values. These values are subject to change as more information becomes available as the Company has not had an appropriate amount of time to assess the value of an asset held for sale by a certain joint venture and to identify certain accrued expenses.
          Argon has agreed to pay up to an additional $14,500 of cash, contingent upon Coherent’s ability to achieve certain minimum revenue and bookings targets for periods ending December 31, 2008. In the event that Coherent achieves minimum revenue, bookings or other specific targets for the 12 months ending December 31, 2008, the contingent consideration will be included as additional purchase consideration, when and if earned.
     3. EARNINGS PER SHARE
          Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. The following summary is presented for the fiscal quarters ended March 30, 2008 and April 1, 2007:

	For the three months ended		For the six months ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Net income	$5,506	$4,163	$9,788	$9,346
Weighted average shares outstanding — basic	21,698,836	22,331,900	21,781,588	22,279,745

Basic earnings per share	$0.25	$0.19	$0.45	$0.42
Effect of dilutive securities:
Net shares issuable upon exercise of stock options and awards	315,000	447,517	364,416	475,603
Weighted average shares outstanding — diluted	22,013,836	22,779,417	22,146,004	22,755,348
Diluted earnings per share	$0.25	$0.18	$0.44	$0.41
          Stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS, because to do so would have been antidilutive, were 1,089,600 and 1,029,100 for the three and six months ended March 30, 2008, respectively and were 836,165 for both the three and six months ended April 1, 2007.
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

	For the three months ended		For the six months ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Cost of revenues	$640	$333	$1,168	$515
General and administrative expense	258	143	453	350

Total pre-tax stock-based compensation included in income from operations	898	476	1,621	865
Income tax expense (benefit) recognized for stock- based compensation	(183)	(81)	(311)	(160)

Total stock-based compensation expense, net of tax	$715	$395	$1,310	$705

As of March 30, 2008, there was $8,628 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is to be fully amortized in six years, with half of the next total amortization to be recognized in the next 19 months.

Stock Options
          The following table summarizes stock option activity for the six months ended March 30, 2008. At March 28, 2008, the closing price of our common stock was $16.59.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise Price	Term	Value
Shares under option, September 30, 2007	1,869,243	$17.33
Options granted	7,000	$20.69
Options exercised	(48,841)	$3.47		$641
Options cancelled and expired	(51,995)	$23.56

Shares under option, March 30, 2008	1,775,407	$17.54	6.3	$7,886

Options vested at March 30, 2008	1,153,008	$15.27	5.6	$6,360

As of March 30, 2008, options that are vested and expected to vest prior to expiration	1,422,525	$16.11	5.9	$7,366
          The Company awarded 7,000 incentive stock options to employees during the six months ended March 30, 2008. The incentive stock options vest ratably over 5 years and the weighted average fair value of the options is $7.03 per share based on the assumptions below using a binomial model.

For the six
months ended
March 30, 2008
Volatility	33.8% – 35.9%
Risk free rate	4.6% – 4.8%
Exercise factor	1.2
Stock Awards
          Stock awards have the same restrictions and conditions of the restricted shares, except that the vesting period is typically one year. Stock awards are those shares issued to the Company’s independent directors. The following table summarizes stock award activity for the six months ended March 30, 2008:

		Weighted-
	Number	Average Grant
	of Shares	Date Fair Value
Unvested shares, September 30, 2007	21,000	$21.39
Awards granted	32,000	$18.00
Awards vested	(21,000)	$21.39

Unvested shares, March 30, 2008	32,000	$18.00

          The Company awarded a total of 32,000 shares to its eight non-employee board members on December 5, 2007. The stock will vest one year after the award date. The fair value of these awards is $18.00 and amortization of such fair value is included in General and Administrative expenses in the accompanying Condensed Consolidated Statements of Earnings.

Restricted Shares
          The Company awarded a total of 118,000 restricted shares to its senior management and director level employees during the six months ended March 30, 2008. All shares are on a graded vesting schedule over 4 or 5 years. The weighted average fair value of these awards is $18.06 per share and the amortization of such fair value is included in Costs of Revenues and General and Administrative expenses in the accompanying Condensed Consolidated Statements of Earnings.
Stock Appreciation Rights
          The Company awarded a total of 147,000 stock appreciation rights (“SARs”) to its executive and director level employees in December 2007. All awards are on a graded vesting schedule over 5 years and the awards will be settled in cash based on the intrinsic value of such awards on the date of vest. In accordance with SFAS No. 123R, the Company has recorded the fair value of such awards as a long-term liability and will adjust such liability to its fair value at the end of each reporting period. The corresponding increase or decrease of the intrinsic value during each reporting period will be included in Costs of Revenues and General and Administrative expenses in the accompanying Condensed Consolidated Statements of Earnings. As of March 30, 2008, the liability and corresponding stock-based compensation expense attributable to these SARs was approximated $46.
     5. ACCOUNTS RECEIVABLE
          Accounts receivable consists of the following as of:

	March 30, 2008	September 30, 2007
Billed and billable	$42,473	$37,235
Unbilled costs and fees	48,324	47,088
Unfavorable indirect rate variance	4,773	—
Retainages	7,096	11,527
Reserve	(211)	(211)

Accounts receivable, net	$102,455	$95,639

          The unbilled costs, fees, and retainages result from recognition of contract revenue in advance of contractual or progress billing terms and includes $4,773 of unfavorable indirect rate variance at March 30, 2008 (Refer to Note 1 for further discussion of the basis of presentation of indirect rate variances). Retainages include costs and fees on cost-reimbursable and time and material contracts withheld until audits are completed by DCAA and costs and fees withheld on progress payments on fixed price contracts. Reserves are determined based on management’s best estimate of potentially uncollectible accounts receivable. Argon ST writes off accounts receivable when such amounts are determined to be uncollectible.
     6. INVENTORIES
          Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Inventories consist of the following at the dates shown below:

	March 30, 2008	September 30, 2007
Raw Materials	$2,075	$1,451
Component parts, work in process	1,253	1,223
Finished component parts	726	394

	4,054	3,068
Reserve	(281)	(141)

Inventory, net	$3,773	$2,927

     7. PROPERTY, EQUIPMENT AND SOFTWARE
          Property, equipment and software consists of the following as of:

	March 30,	September
	2008	30, 2007
Computer, machinery and test equipment	$26,220	$23,838
Leasehold improvements	10,459	9,651
Computer software	4,410	3,687
Furniture and fixtures	1,719	1,643
Equipment under capital lease	337	344
Construction in process	6,966	6,000

	50,111	45,163
Less accumulated depreciation and amortization	(25,194)	(22,342)

	$24,917	$22,822

          As of March 30, 2008, the Company has capitalized $6,966 of construction in progress primarily consisting of $6,656 of costs incurred directly associated with the construction of two types of assets to be used internally for test equipment, demonstration equipment and other purposes. The Company expects to place these assets into service during fiscal years 2008 and 2009. Of the $6,000 construction in progress as of September 30, 2007, $2,715 has been placed into service during the six months ended March 30, 2008.
     8. GOODWILL
          The table below reconciles the change in the carrying amount of goodwill for the six months ended March 30, 2008.

Balance at September 30, 2007	$170,192
Acquisition earn-out	3,000
Net asset adjustment, net of adjustments to indemnification clause	(1,150)
Adjustments to and identification of the fair value of liabilities and reserves on accounts receivable	247

Balance at March 30, 2008	$172,289

          During the fiscal quarter ended December 30, 2007, Coherent achieved minimum revenue and bookings earn-out targets for the period ended December 31, 2007, resulting in $3,000 of cash paid in the second quarter of fiscal 2008. During the second quarter of fiscal 2008, an agreement was reached between the Company and the prior owners in which $300 of the original $1,800 of restricted cash was released to the prior owner. The remaining $1,500 of restricted cash, which was intended to be held back to settle any liabilities existing prior to the purchase date related to employee matters and matters with the DCAA for periods prior to the purchase, was released back to Argon ST as a result of differences between the net assets disclosed in the purchase agreement and the net assets actually acquired. As a result of the release of the $1,500, the parties amended the transaction purchase agreement to provide indemnification to Argon ST for all liabilities in excess of $350 related to employee- and DCAA related matters.
          Additionally, during the six months ended March 30, 2008, the Company adjusted the Coherent purchase price allocation to revise the fair value of its obligation to perform work under certain contracts included in deferred revenue, to include additional liabilities identified which existed prior to the purchase of Coherent on August 12, 2007, and to reduce the estimated reserve on accounts receivable balances.

     9. REVOLVING LINE OF CREDIT
          The Company maintains a $40,000 line of credit with Bank of America, N.A. (the “Lender”). The credit facility will terminate no later than February 28, 2010 at which time the facility will be subject to renewal. The credit facility also contains a sublimit of $15,000 to cover letters of credit. In addition, borrowings on the line of credit bear interest at LIBOR plus 150 basis points. An unused commitment fee of 0.25% per annum, payable in arrears, is also required.
          All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the product of 1.5 and the Company’s earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the trailing 12 months, calculated as of the end of each fiscal quarter. For the fiscal quarter ending March 30, 2008, EBITDA, on a trailing 12 month basis, was $38,211, and as such, the borrowing availability was $40,000. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of March 30, 2008, the Company was in compliance with these covenants and the financial ratio.
          At March 30, 2008, there were no borrowings outstanding against the line of credit. Letters of credit outstanding at March 30, 2008 amounted to $2,236, and $37,764 was available on the line of credit. In January 2008, the Company borrowed $7,000 from the line of credit to fund its current operations which was repaid by March 30, 2008.
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
          During the six months ended March 30, 2008, the Company purchased an additional 452,100 shares under the plan at an average price of $17.47. As of March 30, 2008, 1,000,000 shares have been purchased under the plan announced on August 31, 2007 at an aggregate price of $17,891.
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
          The Company’s accounting policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $62 accrued for interest and penalties as of March 30, 2008.
     12. COMMITMENTS AND CONTINGENCIES
          We are subject to litigation from time to time, in the ordinary course of business including, but not limited to, allegations of wrongful termination or discrimination. The Company believes the outcome of such matters will not have a material adverse effect on our results of operations, financial position or cash flows.
     13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 will become effective for our fiscal year beginning October 1, 2008. Early adoption is permitted. The Company does not believe the adoption of this pronouncement will have any material effect on our consolidated financial position, results of operations, or cash flows.
          In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item will be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company does not believe the adoption of this pronouncement will have any material effect on our consolidated financial position, results of operations, or cash flows.
          In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset, with the payments expensed when the research and development activities are performed. EITF 07-3 applies to new contractual arrangements entered into in fiscal years beginning after December 15, 2007, and early adoption is not permitted. The Company does not believe that the adoption of EITF 07-3 will have any material effect on our consolidated financial position, results of operations, or cash flows.
          In December 2007, the FASB issued Statement of Financials Accounting Standards No. 141R, Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141 Business Combinations. SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interest, contingent consideration, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring cost be expensed as incurred rather than capitalized a component of the business combination. SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R would have an impact on accounting for any business combinations occurring after our fiscal year ending September 30, 2008.

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
          Time and material contracts are based on hours worked, multiplied by approved labor rates, plus other costs incurred and allocated.
          The following table represents our revenue concentration by contract type for the three and six months ended March 30, 2008 and April 1, 2007:

	Three Months Ended		Six Months Ended
Contract Type	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Fixed-price contracts	64%	60%	58%	63%
Cost reimbursable contracts	32%	35%	38%	31%
Time and material contracts	4%	5%	4%	6%
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
          The increase in our contract mix of cost-reimbursable contracts in the six months ended March 30, 2008 as compared to the six months ended April 1, 2007 resulted primarily from the addition of contracts from an entity acquired in 2007, which had a significant amount of cost-reimbursable type programs, and the effects of the contributed revenue from our cost-reimbursable development type contracts, including the SSEE Increment F program. During the three months ended March 30, 2008, compared to the same period in the prior year, the growth in cost-reimbursable type contracts from recently acquired entities and our cost-reimbursable development type contract efforts, was offset by growth in our fixed price production contracts including the SSEE Increment E programs.

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
          Our backlog at the dates shown was as follows (in thousands):

	March 30,	September 30,
	2008	2007
Funded	$223,777	$246,571
Unfunded	46,353	58,279

Total	$270,130	$304,850

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
Research and Development
          We conduct internally funded research and development into complex signal processing, system and software architectures, and other technologies that are important to continued advancement of our systems and are of interest to our current and prospective customers. The variance from year to year in internal research and development is caused by the status of our product cycles and the level of complementary U.S. government funded research and development. For the three and six months ended March 30, 2008 internally funded research and development expenditures were $1.8 million and $3.5 million, respectively, representing 2% of revenues in each period. For the three and six months ended April 1, 2007 internally funded research and development expenditures were $1.7 million and $4.0 million, respectively, representing 3% of revenues in each period.

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
          At March 30, 2008, the unfavorable rate variance totaled $4.8 million of which $2.1 million was planned. Management deems this variance to be temporary and expects this variance to be eliminated by fiscal year-end.
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

Historical Operating Results
Three months ended March 30, 2008 compared to three months ended April 1, 2007
     The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the three months ended March 30, 2008 and April 1, 2007 (in thousands):

	Three months quarter ended		Increase
	March 30, 2008	April 1, 2007	(Decrease)
Contract revenues	$88,449	$64,310	$24,139
Cost of revenues	$73,012	$51,901	$21,111
General and administrative expenses	$4,663	$4,160	$503
Research and development expenses	$1,811	$1,748	$63
Interest income, net	$35	$267	$(232)
Provision for income taxes	$3,492	$2,605	$887
Net income	$5,506	$4,163	$1,343
Revenues:
     Revenues increased approximately $24.1 million or 38% for the three months ended March 30, 2008, as compared to three months ended April 1, 2007. The revenue increase is primarily attributable to revenue growth from continued work on production contracts including our SSEE Increment E programs and other maritime defense programs as well as revenue from both classified contracts and Coherent, which was acquired in the fourth quarter of fiscal 2007.
Cost of Revenues:
     Cost of revenues increased approximately $21.1 million or 41% for the three months ended March 30, 2008 as compared to the three months ended April 1, 2007. The increase was primarily due to increased contract activity and increased revenue as well as the inclusion of the operations of Coherent. Direct materials costs increased $18.4 million and direct labor increased $1.9 million consistent with our increase in production activity on primarily fixed price contracts. Cost of revenues as a percentage of total revenue increased to 83% for the three months ended March 30, 2008 as compared to 81% in the same quarter of fiscal year 2007. We have been able to control growth of general and administrative costs as a percentage of revenue resulting in an increase in the percentage of cost of revenue. Also contributing to the increase are high material content for the period, an increase in stock-based compensation included in cost of revenues, an increase in the amortization of customer-related intangible assets from the purchase of Coherent, and an increase in retention compensation accrued as a result of acquisitions.
General and Administrative Expenses:
     General and administrative expenses increased approximately $0.5 million or 12% for the three months ended March 30, 2008, as compared to the three months ended April 1, 2007. The increase was due primarily to an increase from the inclusion of operations of Coherent for the three months ended March 30, 2008. As a percentage of revenue, general and administrative costs have decreased to 5% of revenue for the three months ended March 30, 2008 as compared to 6% of revenue for the three months ended April 1, 2007. We continue to focus on controlling general and administrative expenses, including realigning certain resources on a geographic basis to eliminate duplicating functions.
Research and Development Expenses:
     Research and development expenses increased $0.1 million or 4% for the three months ended March 30, 2008, as compared to the three months ended April 1, 2007 due to the timing of specific planned research and development projects. Research and development expenditures represented 2.0% and 2.7% of our consolidated revenues for the three months ended March 30, 2008 and April 1, 2007, respectively. We expect that research and development expenditures will continue to represent approximately 2% to 3% of our consolidated revenue in future periods.

Interest Income, net:
     Interest income, net of interest expense, decreased approximately $0.2 million for the three months ended March 30, 2008, as compared to the three months ended April 1, 2007. This decrease was a result of lower average cash balances and interest expense incurred on $7.0 million of borrowings on the line of credit in January 2008 which was repaid prior to March 30, 2008. Cash and cash equivalents on hand were approximately $14.0 million and $34.7 million at March 30, 2008 and April 1, 2007, respectively.
Provision for Income Taxes:
     The provision for income taxes increased approximately $0.9 million or 34% for the three months ended March 30, 2008, as compared to the three months ended April 1, 2007. Our effective income tax rate increased to 38.8% for the three months ended March 30, 2008, compared to an effective rate of 38.5% for the three months ended April 1, 2007.
Net Income:
     As a result of the above, net income increased approximately $1.3 million, or 32%, for the three months ended March 30, 2008 compared to the three months ended April 1, 2007.
Six months ended March 30, 2008 compared to six months ended April 1, 2007
     The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the six months ended March 30, 2008 and April 1, 2007 (in thousands):

	Six months ended		Increase
	March 30, 2008	April 1, 2007	(Decrease)
Contract revenues	$162,715	$124,715	$38,000
Cost of revenues	$133,349	$97,655	$35,694
General and administrative expenses	$10,120	$8,887	$1,233
Research and development expenses	$3,511	$3,964	$(453)
Interest income, net	$154	$597	$(443)
Provision for income taxes	$6,101	$5,460	$641
Net income	$9,788	$9,346	$442
Revenues:
     Revenues increased approximately $38.0 million or 30% for the six months ended March 30, 2008, as compared to six months ended April 1, 2007. The revenue increase is primarily attributable to revenue growth from continued work on production contracts in our SSEE Increment E program, the inclusion of operations of Coherent and increased work performed for our OT-TES program.
Cost of Revenues:
     Cost of revenues increased approximately $35.7 million or 37% for the six months ended March 30, 2008 as compared to the six months ended April 1, 2007. The increase was primarily due to increased contract activity and increased revenue as well as the inclusion of the operations of Coherent. Direct materials costs increased $22.0 million and direct labor increased $4.4 million consistent with the increase in production activity on primarily fixed price contracts. Cost of revenues as a percentage of total revenue increased to 82% for the six months ended March 30, 2008 as compared to 78% in the same period of fiscal year 2007. This increase is due to the increase in cost-reimbursable type contracts for the period and that we have been able to control growth of general and administrative costs as a percentage of revenue, resulting in an increase in the percentage of cost of revenue. Also contributing to the increase are high material content for the period, an increase in stock-based compensation included in cost of revenues, an increase in the amortization of customer-related intangible assets from the purchase of Coherent, and an increase in retention compensation accrued as a result of acquisitions.

General and Administrative Expenses:
     General and administrative expenses increased approximately $1.2 million or 14% for the six months ended March 30, 2008, as compared to the six months ended April 1, 2007. The increase was due primarily to the inclusion of operations of Coherent for the six months ended March 30, 2008. As a percentage of revenue, general and administrative costs were 6% of revenue for the six months ended March 30, 2008 and 7% of revenue for the six months ended April 1, 2007. We continue to focus on controlling general and administrative expenses, including realigning certain resources on a geographic basis to eliminate duplicating functions.
Research and Development Expenses:
     Research and development expenses decreased $0.5 million or 11% for the six months ended March 30, 2008, as compared to the six months ended April 1, 2007 due to the timing of specific planned research and development projects. Research and development expenditures represented 2.2% and 3.2% of our consolidated revenues for the six months ended March 30, 2008 and April 1, 2007, respectively. We expect that research and development expenditures will continue to represent approximately 2% to 3% of our consolidated revenue in future periods.
Interest Income, net:
     Interest income, net of interest expense, decreased approximately $0.4 million for the six months ended March 30, 2008, as compared to the six months ended April 1, 2007. This decrease was a result of lower average cash balances and interest expense incurred on $7.0 million of borrowings on the line of credit in January 2008 which was repaid prior to March 30, 2008. Cash and cash equivalents on hand was approximately $14.0 million and $34.7 million at March 30, 2008 and April 1, 2007, respectively.
Provision for Income Taxes:
     The provision for income taxes increased approximately $0.6 million or 12% for the six months ended March 30, 2008, as compared to the six months ended April 1, 2007. Our effective income tax rate increased to 38.4% for the six months ended March 30, 2008, compared to an effective rate of 36.9% for the six months ended April 1, 2007. The increase in the effective tax rate was primarily due to decreased tax exempt interest in the first six months of fiscal year 2008 as compared to the first six months of fiscal year 2007.
Net Income:
     As a result of the above, net income increased approximately $0.4 million, or 5%, for the six months ended March 30, 2008 compared to the six months ended April 1, 2007.
Analysis of Liquidity and Capital Resources
     Our liquidity requirements relate primarily to the funding of working capital requirements supporting operations, capital expenditures and strategic initiatives including potential future acquisitions and research and development activities.
Cash
     At March 30, 2008, we had cash of $14.0 million compared to cash of $23.0 million at September 30, 2007. The $9.0 million decrease in cash was primarily the result of $7.9 million of cash used for stock purchases under our stock repurchase plan, $5.2 million of capital expenditures, $1.5 million cash paid for acquisition net of cash that was previously restricted for future payments, all of which were partially offset by $4.9 million of cash from operations.

     Line of Credit
     The Company maintains a $40.0 million line of credit with Bank of America, N.A. (the “Lender”). The credit facility will terminate no later than February 28, 2010 at which time the facility will be subject to renewal. The credit facility also contains a sublimit of $15.0 million to cover letters of credit. In addition, borrowings on the line of credit bear interest at LIBOR plus 150 basis points. An unused commitment fee of 0.25% per annum, payable in arrears, is also required.
     All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the product of 1.5 and the Company’s earnings before interest expense, taxes depreciation and amortization (EBITDA) for the trailing 12 months, calculated as of the end of each fiscal quarter. For the fiscal quarter ending March 30, 2008, EBITDA, on a trailing 12 month basis, was $38.2 million. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of March 30, 2008, the Company was in compliance with these covenants and the financial ratio.
     At March 30, 2008, there were no borrowings outstanding against the line of credit. Letters of credit outstanding at March 30, 2008 amounted to $2.2 million, and $37.8 million was available on the line of credit. In January 2008, the Company borrowed $7.0 million from our line of credit to fund its current operations which was repaid by March 30, 2008.
     Cash Flows
     Net cash provided by operating activities was $4.9 million for the six months ended March 30, 2008, compared to net cash provided by operating activities of $3.4 million in the six months ended April 1, 2007. Cash provided by operating activities during the six months ended March 30, 2008 was comprised of $14.5 million of net income as adjusted for non-cash reconciling items including depreciation and amortization, changes in deferred income taxes and stock-based compensation. Net income, as adjusted for non-cash reconciling items, was reduced by $9.6 million as a result of changes in operating assets and liabilities. This change was driven by a $6.5 million increase in accounts receivable and a $5.0 million decrease in deferred revenue, partially offset by a $1.9 million of changes in other operating assets and liabilities.
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

     Net cash used in investing activities was $6.4 million for the six months ended March 30, 2008, compared to net cash used in investing activities of $3.8 million for the six months ended April 1, 2007. The increase in cash used in investing activities was primarily due to $5.2 million of capital expenditures and $1.5 million of cash paid in earn-outs, net of $1.8 million of cash previously restricted for certain acquisition related cash outlays in connection with the acquisition of Coherent.
     Net cash used in financing activities was $7.5 million for the six months ended March 30, 2008 compared to cash provided by financing activities of $1.6 million for the six months ended April 1, 2007. Cash used in financing activities was primarily comprised of $7.9 million of cash used to purchase 452,100 shares of our common stock under our stock repurchase program.
Contractual Obligations and Commitments
     As of March 30, 2008, our contractual cash obligations were as follows (in thousands):

		Due in	Due in	Due in	Due in	Due in
	Total	2007	2008	2009	2010	2011	Thereafter
Capital leases	$164	$69	$63	$27	$5	—	—
Operating leases	18,708	8,053	3,714	2,249	1,850	1,525	1,317

Total	$18,872	$8,122	$3,777	$2,276	$1,855	$1,525	$1,317

     As of March 30, 2008, our other commercial commitments were as follows:

(in thousands)	Total	Less Than 1 Year	1-3 Years
Letters of credit	$2,236	$2,236	—
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

Interest Rates:
     Our line of credit financing provides available borrowing to us at a variable interest rate tied to the LIBOR rate. There were no outstanding borrowings under this line of credit at March 30, 2008. Accordingly, we do not believe that any movement in interest rates would have a material impact on future earnings or cash flows. In the event that we borrow on our line of credit in future periods, we will be subject to the risks associated with fluctuating interest rates.
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
ITEM 1A. RISK FACTORS
     There were no other material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended September 30, 2007, filed on November 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information about purchases that we made during the second quarter of fiscal year 2008 of our equity securities that are registered by us pursuant to Section 12 of the Exchange Act. We purchased our common stock pursuant to the stock repurchase plan announced on August 30, 2007 authorizing the purchase of up to 2.0 million shares of our common stock. The repurchase plan is scheduled to terminate on August 31, 2008.

				Approximate
			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Plan	the Plan
December 31, 2007 to January 31, 2008	—	$—	—	1,302,100
February 1, 2008 to February 29, 2008	166,164	17.49	166,164	1,135,936
March 1, 2008 to March 30, 2008	135,936	16.33	135,936	1,000,000

Second quarter fiscal 2008 totals	302,100	$16.97	302,100

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On February 26, 2008, the Company held its Annual Meeting of Stockholders. The following items were voted upon and approved by the requisite number of shares present in person or by proxy at the meeting:
a)	The inspector of election tabulated the following votes for the election of directors. There were 314,189 broker non-votes.

	Number of Votes	Number of Votes
Nominee for Office	In Favor	Withheld
Terry L. Collins	20,919,159	433,623
Thomas E. Murdock	20,706,958	645,824
Victor F. Sellier	21,210,422	142,360
S. Kent Rockwell	21,202,603	150,179
David C. Karlgaard	20,937,630	415,132
Lloyd A. Semple	20,041,792	1,310,990
Robert McCashin	20,254,707	1,098,075
John Irvin	21,167,415	185,367
Peter A. Marino	20,544,994	807,788
Maureen Baginski	21,232,155	120,627
b)	The inspector of election tabulated the following votes for the proposal to approve the Argon ST 2008 Equity Incentive Plan. There were 4,790,133 broker non-votes.

Number of Votes	Number of Votes
“In Favor”	“Against”	Abstain
10,655,496	6,190,934	28,956

c)	The inspector of election tabulated the following votes for the proposal to ratify the selection by the Audit Committee of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2008. There were 314,007 broker non-votes.

Number of Votes	Number of Votes
“In Favor”	“Against”	Abstain
21,264,226	40,390	46,996
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

10.1
Second Amended and Restated Line of Credit Agreement with Bank of America (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-98757) filed on August 27, 2002)

10.1.1
Fifth Amendment to Second Amended and Restated Financing and Security Agreement, dated as of March 31, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 6, 2006)

10.1.2
Sixth Amendment to the Second Amended and Restated Financing and Security Agreement, dated as of February 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 4, 2008)

10.2+
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

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit
Number	Description of Exhibit
under the Securities Exchange Act

32.1**	Certification pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act and Section 1350 of Chapter 63 of Title 8 of the United States Code

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGON ST, INC. (Registrant)

By: /s/ Terry L. Collins Terry L. Collins, Ph.D.
Chairman, Chief Executive Officer and President

By: /s/ Aaron N. Daniels Aaron N. Daniels
Vice President, Chief Financial Officer, and Treasurer
Date: May 9, 2008