Form 10-Q
period 2008-06-29
ARGON ST, Inc.
filed 2008-08-11
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 29, 2008
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
Yes ☐ No ☑
     As of July 31, 2008, there were 21,597,938 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

ARGON ST, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE THREE AND NINE MONTHS ENDED JUNE 29, 2008

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 29, 2008	September 30, 2007
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$7,237	$22,965
Accounts receivable, net	111,910	95,639
Inventory, net	4,176	2,927
Deferred income tax asset	4,473	3,218
Prepaids and other	1,454	3,154

TOTAL CURRENT ASSETS	129,250	127,903
Property, equipment and software, net	26,457	22,822
Goodwill	173,948	170,192
Intangibles, net	4,481	5,760
Restricted cash	—	1,800
Other assets	865	1,168

TOTAL ASSETS	$335,001	$329,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$20,233	$23,796
Accrued salaries and related expenses	13,436	12,899
Deferred revenue	11,026	12,651
Income taxes payable	1,554	—
Other liabilities	113	681

TOTAL CURRENT LIABILITIES	46,362	50,027
Deferred income tax liability, long term	1,718	1,794
Deferred rent and other liabilities	1,764	2,988
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock:
$.01 Par Value, 100,000,000 shares authorized, 22,702,659 and 22,561,639 shares issued at June 29, 2008 and September 30, 2007	227	226
Additional paid in capital	220,368	217,038
Treasury stock at cost, 1,126,245 and 674,145 shares at June 29, 2008 and September 30, 2007, respectively	(18,425)	(10,527)
Retained earnings	82,987	68,099

TOTAL STOCKHOLDERS’ EQUITY	285,157	274,836

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$335,001	$329,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
CONTRACT REVENUES	$83,165	$73,660	$245,880	$198,375

COST OF REVENUES	68,415	61,599	201,764	159,254

GENERAL AND ADMINISTRATIVE EXPENSES	5,325	4,325	15,445	13,212

RESEARCH AND DEVELOPMENT EXPENSES	1,587	1,306	5,098	5,270

INCOME FROM OPERATIONS	7,838	6,430	23,573	20,639

INTEREST INCOME, NET	444	341	598	938

INCOME BEFORE INCOME TAXES	8,282	6,771	24,171	21,577
PROVISION FOR INCOME TAXES	3,103	2,485	9,204	7,945

NET INCOME	$5,179	$4,286	$14,967	$13,632

EARNINGS PER SHARE (Basic)	$0.24	$0.19	$0.69	$0.61

EARNINGS PER SHARE (Diluted)	$0.24	$0.19	$0.68	$0.60

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	21,546,554	22,398,626	21,703,242	22,319,227

Diluted	21,913,142	22,818,796	22,098,271	22,787,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	June 29, 2008	July 1, 2007
Cash flows from operating activities
Net income	$14,967	$13,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,015	5,399
Amortization of deferred costs	127	—
Deferred income tax expense (benefit)	(632)	124
Stock-based compensation	2,553	1,489
(Gain) loss on sale of equipment and other	9	32
Change in:
Accounts receivable	(15,935)	(9,169)
Inventory	(1,249)	(122)
Prepaids and other	941	5,782
Accounts payable and accrued expenses	(3,826)	151
Accrued salaries and related expenses	537	3,444
Deferred rent and other current liabilities	1,554	(201)
Deferred revenue	(2,145)	(1,689)

Net cash provided by operating activities	2,916	18,872

Cash flows from investing activities
Acquisitions of property, equipment and software	(8,432)	(5,613)
Cash paid for acquisitions	(5,300)	(400)
Reduction in restricted cash	1,800	—
Proceeds from note receivable and other	325	(504)

Net cash used in investing activities	(11,607)	(6,517)

Cash flows from financing activities
Stock repurchases	(7,898)	—
Payments on capital leases	(104)	(25)
Tax benefit of stock option exercises	167	535
Proceeds from exercise of stock options	514	911
Proceeds from employee stock purchase plan exercises	284	395

Net cash provided by (used in) financing activities	(7,037)	1,816

Net increase (decrease) in cash and cash equivalents	(15,728)	14,171
Cash and cash equivalents, beginning of period	22,965	33,498

Cash and cash equivalents, end of period	$7,237	$47,669

Supplemental disclosure Income taxes paid	$7,794	$7,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

						Total
	Common Stock	Common Stock	Additional Paid in			Stockholders’
	Number of Shares	Par Value	Capital	Treasury Stock	Retained Earnings	Equity
Balance, September 30, 2007	22,561,639	$226	$217,038	$(10,527)	$68,099	$274,836
Net income	—	—	—	—	14,967	14,967
Cumulative effect of adoption of FIN 48	—	—	—	—	(79)	(79)
Shares issued upon exercise of stock options	124,881	1	513	—	—	514
Employee stock purchase plan	16,139	—	284	—	—	284
Stock-based compensation	—	—	2,366	—	—	2,366
Tax benefit on stock option exercises and restricted stock	—	—	167	—	—	167
Stock repurchases	—	—	—	(7,898)	—	(7,898)

Balance, June 29, 2008	22,702,659	$227	$220,368	$(18,425)	$82,987	$285,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. Operating results for the period ended June 29, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in Argon ST, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Reclassifications are made to the prior year financial statements when appropriate, to conform to the current year presentation.
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
     Argon ST’s accounting policy for recording indirect rate variances is based on management’s belief that variances accumulated during interim reporting periods will be absorbed by management actions to control costs during the remainder of the year. The Company considers the rate variance to be unfavorable when the actual indirect rates are greater than the Company’s annual targeted rates. During interim reporting periods, unfavorable rate variances are recorded as reductions to operating expenses and increases to unbilled receivables. Favorable rate variances are recorded as increases to operating expenses and decreases to unbilled receivables. At June 29, 2008, the unfavorable rate variance totaled $4,872 of which $1,135 was planned for the period. If the Company anticipates that actual contract activities will be different than planned levels, there are alternatives the Company can utilize to absorb the variance: the Company can adjust planned indirect spending during the year, modify its billing rates to its customers, or record adjustments to expense based on estimates of future contract activities. Management expects the variance to be eliminated over the course of the fiscal year and therefore, no portion of the variance is considered permanent.
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
     During the second quarter of fiscal 2008, an agreement was reached between the Company and the prior owners of Coherent in which $300 of the original $1,800 of restricted cash was released to the prior owner. The remaining $1,500 of restricted cash, which was intended to be held back to settle any liabilities existing prior to the purchase date related to employee matters and matters with the DCAA for periods prior to the purchase, was released back to Argon ST as a result of differences between the net assets disclosed in the purchase agreement and the net assets actually acquired. As a result of this amendment, the parties amended the transaction purchase agreement to provide indemnification to Argon ST for all liabilities in excess of $350 related to employee- and DCAA-related matters.
     The original purchase agreement provided for additional consideration of up to $14,500 in cash contingent on certain minimum revenue and bookings targets for period ending December 31, 2008. During the third quarter of fiscal 2008, an agreement was reached between the Company and the prior owners of Coherent in which the original contingent payment was settled for $2,000 of cash paid on June 30, 2008 and $3,200 of cash that will be paid contingent on the completion of $10,000 of bookings related to a certain program by the end of July 2009. The June 30, 2008 payment of $2,000 related to the revenue and bookings targets for the period ending December 31, 2008 has been accounted for as additional purchase consideration and included in goodwill and accrued expenses in the accompanying balance sheet as management believed as of the date of the settlement, it was probable that the minimum bookings target for the period ended December 31, 2008 would be achieved. We have not yet determined the accounting treatment which will be utilized for any amounts paid under the remaining earn-out calculation which extends into 2009.
     Subsequent to the amendments described above, the aggregate consideration for the net assets acquired was $23,833 which consisted of $18,328 of cash paid at closing, $5,000 of cash paid in connection with the amended contingent payment arrangements through June 2008, $300 of cash retained in a restricted cash account at the time of purchase and released to the prior owners in February 2008, and approximately $205 of acquisition costs. The aggregate purchase price has been allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values. The purchase price allocation is summarized below:

Tangible assets:
Current assets	$3,208
Property, plant and equipment	530
Deferred tax assets	340
Other assets	20

Intangible assets:
Intangible assets	1,700
Goodwill	23,927

Total assets acquired	$29,725

Total liabilities assumed	$5,892

Purchase price allocated	$23,833

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
3. EARNINGS PER SHARE
     Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. The following summary is presented for the fiscal quarters ended June 29, 2008 and July 1, 2007:

	For the three months ended		For the nine months ended
	June 29, 2008	July, 2007	June 29, 2008	July 1, 2007
Net income	$5,179	$4,286	$14,967	$13,632
Weighted average shares outstanding — basic	21,546,554	22,398,626	21,703,242	22,319,227

Basic earnings per share	$0.24	$0.19	$0.69	$0.61
Effect of dilutive securities:
Net shares issuable upon exercise of stock options and awards	366,588	420,170	395,029	468,435
Weighted average shares outstanding — diluted	21,913,142	22,818,796	22,098,271	22,787,662
Diluted earnings per share	$0.24	$0.19	$0.68	$0.60
     Stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS, because to do so would have been antidilutive, were 825,410 and 1,009,210 for the three and nine months ended June 29, 2008, respectively and were 532,360 and 818,885 for the three and nine months ended July 1, 2007, respectively.

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

	For the three months ended		For the nine months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Cost of revenues	$644	$471	$1,812	$986
General and administrative expense	288	153	741	503

Total pre-tax stock-based compensation included in income from operations	932	624	2,553	1,489
Income tax expense (benefit) recognized for stock-based compensation	(225)	(107)	(536)	(268)

Total stock-based compensation expense, net of tax	$707	$517	$2,017	$1,221

     As of June 29, 2008, there was $8,681 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is to be fully amortized in 7 years, with approximately half of the total amortization to be recognized in the next 18 months.
Stock Options
     The following table summarizes stock option activity for the nine months ended June 29, 2008. At June 27, 2008, the closing price of our common stock was $24.79.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise Price	Term	Value
Shares under option, September 30, 2007	1,869,243	$17.36
Options granted	7,000	$20.69
Options exercised	(103,881)	$5.52		$2,002
Options cancelled and expired	(66,505)	$23.75

Shares under option, June 29, 2008	1,705,857	$17.85	6.1	$11,839

Options vested at June 29, 2008	1,098,578	$15.69	5.4	$9,997

As of June 29, 2008, options that are vested and expected to vest prior to expiration	1,375,238	$16.52	5.7	$11,373

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
     The Company awarded 7,000 incentive stock options to employees during the nine months ended June 29, 2008. The incentive stock options vest ratably over 5 years and the weighted average fair value of the options is $7.03 per share based on the assumptions below using a binomial model.

For the nine
months ended
June 29, 2008
Volatility	33.8% — 35.9%
Risk free rate	4.6% — 4.8%
Exercise factor	1.2
Restricted Shares
     Restricted shares are those shares issued to the Company’s independent directors, senior management and director level employees. The following table summarizes restricted shares activity for the nine months ended June 29, 2008:

		Weighted-
		Average Grant
	Number of Shares	Date Fair Value
Unvested shares, September 30, 2007	59,950	$23.24
Awards granted	154,000	$18.07
Awards vested	(21,000)	$21.39
Awards forfeited	(6,375)	$22.36

Unvested shares, June 29, 2008	186,575	$19.21

     The Company awarded a total of 32,000 shares to its eight non-employee board members on December 5, 2007. The stock will vest one year after the award date. The fair value of these awards is $18.00 and amortization of such fair value is included in General and Administrative expenses in the accompanying Condensed Consolidated Statements of Earnings.
     The Company awarded a total of 122,000 restricted shares to its senior management and director level employees during the nine months ended June 29, 2008. All shares are on a graded vesting schedule over 4 or 5 years. The weighted average fair value of these awards is $18.09 per share and the amortization of such fair value is included in Costs of Revenues and General and Administrative expenses in the accompanying Condensed Consolidated Statements of Earnings.
Stock Appreciation Rights
     The Company awarded a total of 147,000 stock appreciation rights (“SARs”) to its executive and director level employees in December 2007 and 2,000 SARs in June 2008. All awards are subject to a graded vesting schedule over 5 years and the awards will be settled in cash based on the intrinsic value of such awards on the date of vesting. In accordance with SFAS No. 123R, the Company has recorded the fair value of such awards as a long-term liability and will adjust such liability to its fair value at the end of each reporting period. The corresponding increase or decrease of the intrinsic value during each reporting period will be included in Costs of Revenues and General and Administrative expenses in the accompanying Condensed Consolidated Statements of Earnings. As of June 29, 2008, the liability and corresponding stock-based compensation expense attributable to these SARs was approximated $187.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
5. ACCOUNTS RECEIVABLE
     Accounts receivable consists of the following as of:

	June 29, 2008	September 30, 2007
Billed and billable	$49,433	$37,235
Unbilled costs and fees	50,414	47,088
Unfavorable indirect rate variance	4,872	—
Retainages	7,402	11,527
Reserve	(211)	(211)

Accounts receivable, net	$111,910	$95,639

     The unbilled costs, fees, and retainages result from recognition of contract revenue in advance of contractual or progress billing terms and includes $4,872 of unfavorable indirect rate variance at June 29, 2008 (Refer to Note 1 for further discussion of the basis of presentation of indirect rate variances). Retainages include costs and fees on cost-reimbursable and time and material contracts withheld until audits are completed by DCAA and costs and fees withheld on progress payments on fixed price contracts. Reserves are determined based on management’s best estimate of potentially uncollectible accounts receivable. Argon ST writes off accounts receivable when such amounts are determined to be uncollectible.
6. INVENTORIES
     Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Inventories consist of the following at the dates shown below:

	June 29, 2008	September 30, 2007
Raw Materials	$2,527	$1,451
Component parts, work in process	1,653	1,223
Finished component parts	419	394

	4,599	3,068
Reserve	(423)	(141)

Inventory, net	$4,176	$2,927

7. PROPERTY, EQUIPMENT AND SOFTWARE
     Property, equipment and software consists of the following as of:

	June 29,	September
	2008	30, 2007
Computer, machinery and test equipment	$27,224	$23,838
Leasehold improvements	10,648	9,651
Computer software	4,634	3,687
Furniture and fixtures	1,726	1,643
Equipment under capital lease	337	344
Construction in process	8,720	6,000

	53,289	45,163
Less accumulated depreciation and amortization	(26,832)	(22,341)

	$26,457	$22,822

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
     As of June 29, 2008, the Company has capitalized $8,720 of construction in progress primarily consisting of $7,956 of costs incurred directly associated with the construction of two types of assets to be used internally for test equipment, demonstration equipment and other purposes. The Company expects to place these assets into service during fiscal years 2008 and 2009. Of the $6,000 construction in progress as of September 30, 2007, $2,715 has been placed into service during the nine months ended June 29, 2008.
8. GOODWILL
     The table below reconciles the change in the carrying amount of goodwill for the nine months ended June 29, 2008.

Balance at September 30, 2007	$170,192
Acquisition earn-outs	5,000
Net asset adjustment, net of adjustments to indemnification clause	(1,150)
Adjustments to deferred tax assets	(341)
Adjustments to and identification of the fair value of liabilities and reserves on accounts receivable	247

Balance at June 29, 2008	$173,948

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
     Additionally, during the first quarter of fiscal 2008, the Company adjusted the Coherent purchase price allocation to revise the fair value of its obligation to perform work under certain contracts included in deferred revenue, to include additional liabilities identified which existed prior to the purchase of Coherent on August 12, 2007, and to reduce the estimated reserve on accounts receivable balances.
     The original purchase agreement provided for additional consideration of up to $14,500 in cash contingent on certain minimum revenue and bookings targets for period ending December 31, 2008. During the third quarter of fiscal 2008, an agreement was reached between the Company and the prior owners of Coherent in which the original contingent payment was settled for $2,000 of cash paid on June 30, 2008 and $3,200 of cash that will be paid contingent on the completion of $10,000 of bookings related to a certain program by the end of July 2009. The June 30, 2008 payment of $2,000 related to the revenue and bookings targets for the period ending December 31, 2008 has been accounted for as additional purchase consideration and included in goodwill and accrued expenses in the accompanying balance sheet as management believed as of the date of the settlement, it was probable that the minimum bookings target for the period ended December 31, 2008 would be achieved. We have not yet determined the accounting treatment which will be utilized for any amounts paid under the remaining earn-out calculation which extends into 2009.
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

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
     All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the product of 1.5 and the Company’s earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the trailing 12 months, calculated as of the end of each fiscal quarter. For the fiscal quarter ending June 29, 2008, EBITDA, on a trailing 12 month basis, was $33,564, and as such, the borrowing availability was $40,000. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of June 29, 2008, the Company was in compliance with these covenants and the financial ratio.
     At June 29, 2008, there were no borrowings outstanding against the line of credit. Letters of credit and debt consisting of capital lease obligations at June 29, 2008 amounted to $2,222, and $37,778 was available on the line of credit. In January 2008, the Company borrowed $7,000 under the line of credit to fund its current operations which was repaid by March 30, 2008.
10. TREASURY STOCK
     As of September 30, 2007, the Company had repurchased 674,145 shares of treasury stock at an accumulated cost of $10,527, of which 547,900 shares were purchased under a plan announced by the Board of Directors on August 31, 2007 authorizing the purchase of up to an additional 2,000,000 shares through August 31, 2008. The balance of 126,245 shares was repurchased at various times from May 2000 to September 30, 2001 pursuant to a stock repurchase program announced in May 2000.
     During the nine months ended June 29, 2008, the Company purchased 452,100 shares under the plan announced in August 2007 at an average price of $17.47. As of June 29, 2008, 1,000,000 shares have been purchased under the August 2007 plan at an aggregate price of $17,891.
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
     The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. state income tax matters for years through 2004, except for California and Michigan state returns which have a four year statute of limitations. The Company’s consolidated federal income tax return was examined through September 30, 2004 and all matters have been settled.
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
     The Company’s accounting policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $72 accrued for interest and penalties as of June 29, 2008.

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
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “ Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of EITF 07-3 will have any material effect on our consolidated financial position, results of operations, or cash flows.

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
     Time and material contracts are based on hours worked, multiplied by approved labor rates, plus other costs incurred and allocated.
     The following table represents our revenue concentration by contract type for the three and nine months ended June 29, 2008 and July 1, 2007:

	Three Months Ended		Nine Months Ended
Contract Type	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Fixed-price contracts	59%	59%	59%	61%

Cost reimbursable contracts	37%	38%	37%	34%

Time and material contracts	4%	3%	4%	5%
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
     The increase in our contract mix of cost-reimbursable contracts in the nine months ended June 29, 2008 as compared to the nine months ended July 1, 2007 resulted primarily from the addition of contracts from an entity acquired in 2007, which had a significant amount of cost-reimbursable type programs, and the effects of the contributed revenue from our cost-reimbursable development type contracts, including the SSEE Increment F program.
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
     Our backlog at the dates shown was as follows (in thousands):

		September 30,
	June 29, 2008	2007
Funded	$219,374	$246,571
Unfunded	110,219	58,279

Total	$329,593	$304,850

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
General and Administrative Expenses
     Our general and administrative expenses include administrative salaries, costs related to proposal activities and other administrative costs.
Research and Development
     We conduct internally funded research and development into complex signal processing, system and software architectures, and other technologies that are important to continued advancement of our systems and are of interest to our current and prospective customers. The variance from year to year in internal research and development is caused by the status of our product cycles and the level of complementary U.S. government funded research and development. For the three and nine months ended June 29, 2008 internally funded research and development expenditures were $1.6 million and $5.1 million, respectively, representing 2% of revenues in each period. For the three and nine months ended July 1, 2007 internally funded research and development expenditures were $1.3 million and $5.3 million, respectively, representing 2% and 3% of revenues, respectively.
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
     At June 29, 2008, the unfavorable rate variance totaled $4.9 million of which $1.1 million was planned. Management deems this variance to be temporary and expects this variance to be eliminated by fiscal year-end.
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

Historical Operating Results
Three months ended June 29, 2008 compared to three months ended July 1, 2007
     The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the three months ended June 29, 2008 and July 1, 2007 (in thousands):

	Three months quarter ended		Amount of
	June 29,		in crease	% increase
	2008	July 1, 2007	(decrease)	(decrease)
Contract revenues	$83,165	$73,660	$9,505	13%
Cost of revenues	68,415	61,599	6,816	11%
General and administrative expenses	5,325	4,325	1,000	23%
Research and development expenses	1,587	1,306	281	22%
Interest income, net	444	341	103	30%
Provision for income taxes	3,103	2,485	618	25%
Net income	5,179	4,286	893	21%
Revenues:
     Revenues increased approximately $9.5 million or 13% for the three months ended June 29, 2008, as compared to the three months ended July 1, 2007. The revenue increase is primarily attributable to the inclusion of Coherent operations, which were acquired in the fourth quarter of fiscal 2007, as well as increases in revenue from continued progress on tactical communications and networking solutions for certain programs including OT-TES (Operational Test–Tactical Engagement System) and CRIIS (Common Range Integrated Instrumentation System).
Cost of Revenues:
     Cost of revenues increased approximately $6.8 million or 11% for the three months ended June 29, 2008 as compared to the three months ended July 1, 2007. The increase was primarily due to increased contract activity and increased revenue as well as the inclusion of the operations of Coherent. Direct materials costs, including subcontract, increased $3.7 million and direct labor increased $1.4 million consistent with our increase in production activity on fixed price contracts and increased development activity on cost-reimbursable type contracts. Along with the increase in direct labor and direct material costs, other direct costs and overhead costs allocable to such direct costs increased approximately $1.5 million. We also recorded an increase of $0.2 million of stock compensation included in cost of revenue due to continued amortization of previous stock option grants along with the amortization of stock option grants that occurred in the beginning of fiscal year 2008. Cost of revenues as a percentage of total revenue decreased to 82% for the three months ended June 29, 2008 as compared to 84% in the same quarter of fiscal year 2007.
General and Administrative Expenses:
     General and administrative expenses increased approximately $1.0 million or 23% for the three months ended June 29, 2008, as compared to the three months ended July 1, 2007. The increase was due to both the increase in general and administrative costs to facilitate the inclusion of operations of Coherent and to support the increase in activity in other business areas. As a percentage of revenue, general and administrative costs have remained at 6% of revenue for both the three months ended June 29, 2008 and July 1, 2007. We continue to focus on controlling general and administrative expenses, including realigning certain resources on a geographic basis to eliminate duplicative functions.
     Research and Development Expenses:
     Research and development expenses increased $0.3 million or 22% for the three months ended June 29, 2008, as compared to the three months ended July 1, 2007 due to the timing of specific planned research and development projects. Research and development expenditures represented 1.9% and 1.8% of our consolidated revenues for the three months ended June 29, 2008 and July 1, 2007, respectively. We expect that research and development expenditures will continue to represent approximately 2% to 3% of our consolidated revenue in future periods.

Interest Income, net:
     Interest income, net of interest expense, decreased approximately $0.1 million for the three months ended June 29, 2008, as compared to the three months ended July 1, 2007. Interest income for the three months ended June 29, 2008 primarily consisted of $0.4 million of interest recognized on a cash balance held in escrow as a result of the acquisition of San Diego Research Center, Inc. (“SDRC“). We became aware of our entitlement to such interest in the three months ended June 29, 2008. Excluding this $0.4 million of interest, interest income would have decreased approximately $0.3 million as a result of lower average cash balances and interest expense incurred on $7.0 million of borrowings on the line of credit in January 2008 which was repaid prior to March 30, 2008. Cash and cash equivalents on hand were approximately $7.2 million and $47.7 million at June 29, 2008 and July 1, 2007, respectively.
Provision for Income Taxes:
     The provision for income taxes increased approximately $0.6 million or 25% for the three months ended June 29, 2008, as compared to the three months ended July 1, 2007. Our effective income tax rate increased to 37.5% for the three months ended June 29, 2008, compared to an effective rate of 36.7% for the three months ended July 1, 2007. The lower effective tax rate in the three months ended July 1, 2007 was primarily due to the prior year tax return to prior year provision true-up adjustment. During the three months ended July 1, 2007, we recognized a $0.2 million tax benefit for the true-up of the tax return to the prior year tax provision. The same adjustment for the three months ended June 29, 2008 was $0.1 million.
Net Income:
     As a result of the above, net income increased approximately $0.9 million, or 21%, for the three months ended June 29, 2008 compared to the three months ended July 1, 2007.
Nine months ended June 29, 2008 compared to nine months ended July 1, 2007
     The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the nine months ended June 29, 2008 and July 1, 2007 (in thousands):

	Nine months quarter ended		Amount of
	June 29,		in crease	% increase
	2008	July 1, 2007	(decrease)	(decrease)
Contract revenues	$245,880	$198,375	$47,505	24%
Cost of revenues	201,764	159,254	42,510	27%
General and administrative expenses	15,445	13,212	2,233	17%
Research and development expenses	5,098	5,270	(172)	-3%
Interest income, net	598	938	(340)	-36%
Provision for income taxes	9,204	7,945	1,259	16%
Net income	14,967	13,632	1,335	10%

Revenues:
     Revenues increased approximately $47.5 million or 24% for the nine months ended June 29, 2008, as compared to nine months ended July 1, 2007. The revenue increase is primarily attributable to the inclusion of Coherent operations, which were acquired in the fourth quarter of fiscal 2007, as well as increases in revenue from continued work on production contracts and follow-on work related to our SSEE Increment E program, an increased amount of work performed on the development of our SSEE Increment F technology, and growth in revenue from contracts for the development of tactical communications and networking solutions including OT-TES (Operational Test-Tactical Engagement System) and CRIIS (Common Range Integrated Instrumentation System).
Cost of Revenues:
     Cost of revenues increased approximately $42.5 million or 27% for the nine months ended June 29, 2008 as compared to the nine months ended July 1, 2007. The increase was primarily due to increased contract activity and increased revenue as well as the inclusion of the operations of Coherent. Direct materials costs increased $26.8 million and direct labor increased $6.1 million consistent with the increase in production activity, including the SSEE programs. As a result of the increased direct costs, overhead costs allocable to such direct costs increased $8.2 million. We also realized increases in other costs including a $0.8 million increase in stock-based compensation included in cost of revenue and a $0.3 million increase in costs associated with a retention bonus related to the acquisition of SDRC. Cost of revenues as a percentage of total revenue increased to 82% for the nine months ended June 29, 2008 as compared to 80% in the same period of fiscal year 2007. This increase is due to both the increase in the stock-based compensation and retention bonus amounts as well as an increase in cost-reimbursable type contracts for the period.
General and Administrative Expenses:
     General and administrative expenses increased approximately $2.2 million or 17% for the nine months ended June 29, 2008, as compared to the nine months ended July 1, 2007. The increase was due to both the increase in general and administrative costs to facilitate the inclusion of operations of Coherent and to support the increase in activity in other business areas. As a percentage of revenue, general and administrative costs have decreased to 6% of revenue for the nine months ended June 29, 2008 as compared to 7% for the nine months ended July 1, 2007. We continue to focus on controlling general and administrative expenses, including realigning certain resources on a geographic basis to eliminate duplicative functions.
Research and Development Expenses:
     Research and development expenses decreased $0.2 million or 3% for the nine months ended June 29, 2008, as compared to the nine months ended July 1, 2007 due to the timing of specific planned research and development projects. Research and development expenditures represented 2.1% and 2.7% of our consolidated revenues for the nine months ended June 29, 2008 and July 1, 2007, respectively. We expect that research and development expenditures will continue to represent approximately 2% to 3% of our consolidated revenue in future periods.
Interest Income, net:
     Interest income, net of interest expense, decreased approximately $0.3 million for the nine months ended June 29, 2008, as compared to the nine months ended July 1, 2007. Interest income for the nine months ended June 29, 2008 included $0.4 million of interest recognized on a cash balance held in escrow as a result of the acquisition of San Diego Research Center, Inc. (“SDRC”). We became aware of our entitlement to such interest in the three months ended June 29, 2008. Excluding this $0.4 million of interest, interest income would have decreased approximately $0.7 million as a result of lower average cash balances and interest expense incurred on $7.0 million of borrowings on the line of credit in January 2008 which were repaid prior to March 30, 2008. Cash and cash equivalents on hand were approximately $7.2 million and $47. 7 million at June 29, 2008 and July 1, 2007, respectively.

Provision for Income Taxes:
     The provision for income taxes increased approximately $1.3 million or 16% for the nine months ended June 29, 2008, as compared to the nine months ended July 1, 2007. Our effective income tax rate increased to 38.1% for the nine months ended June 29, 2008, compared to an effective rate of 36.8% for the nine months ended July 1, 2007. The lower effective rate in the nine months ended July 1, 2007, was primarily due to a larger amount tax exempt interest income in fiscal year 2007 as compared to fiscal year 2008. In the prior year, tax exempt interest income reduced our effective rate by approximately 1.1%. Additionally, we experienced a larger R&E tax credit in fiscal year 2007, which reduced the prior year effective rate by approximately 0.2%. The statute related to this tax credit expired on December 31, 2007. We expect this statute to be reinstated, however, no legislative action has yet been taken.
Net Income:
     As a result of the above, net income increased approximately $1.3 million, or 10%, for the nine months ended June 29, 2008 compared to the nine months ended July 1, 2007.
Analysis of Liquidity and Capital Resources
     Our liquidity requirements relate primarily to the funding of working capital requirements supporting operations, capital expenditures and strategic initiatives including potential future acquisitions and research and development activities.
Cash
     At June 29, 2008, we had cash of $7.2 million compared to cash of $23.0 million at September 30, 2007. The $15.7 million decrease in cash was primarily the result of $7.9 million of cash used for stock purchases under our stock repurchase plan, $8.4 million of capital expenditures, $3.5 million cash paid for acquisitions net of cash that was previously restricted for future payments, all of which were partially offset by $2.9 million of cash from operations, and $1.2 million of cash from other investing and financing activities.
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
     All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the product of 1.5 and the Company’s earnings before interest expense, taxes depreciation and amortization (EBITDA) for the trailing 12 months, calculated as of the end of each fiscal quarter. For the fiscal quarter ending June 29, 2008, EBITDA, on a trailing 12 month basis, was $33.6 million. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of June 29, 2008, the Company was in compliance with these covenants and the financial ratio.
     At June 29, 2008, there were no borrowings outstanding against the line of credit. Letters of credit and debt consisting of capital lease obligations at June 29, 2008 amounted to $2.2 million, and $37.8 million was available on the line of credit. In January 2008, the Company borrowed $7.0 million from the line of credit to fund its current operations which was repaid by March 30, 2008.

     Cash Flows
     Net cash provided by operating activities was $2.9 million for the nine months ended June 29, 2008, compared to net cash provided by operating activities of $18.9 million in the nine months ended July 1, 2007. Cash provided by operating activities during the nine months ended June 29, 2008 was comprised of $23.0 million of net income as adjusted for non-cash reconciling items including depreciation and amortization, changes in deferred income taxes and stock-based compensation. Net income, as adjusted for non-cash reconciling items, was reduced by $20.1 million as a result of changes in operating assets and liabilities. This change was driven by a $15.9 million increase in accounts receivable, a $2.1 million decrease in deferred revenue, and a $3.8 million decrease in accounts payable, of which were partially offset by $1.8 million of changes in other operating assets and liabilities. $10.6 million of the increase in accounts receivable, was related to receivables that were billed in May and June 2008 related to our SSEE Increment E production contract.
     The increase in accounts receivable is due primarily to the timing of our contractual ability to bill our customers and subsequently receive payments on such billings. Many of our fixed-price contracts, such as our SSEE Increment E production contract noted above, contain provisions under which our customers are required to make payments when we achieve certain milestones. In many instances, these milestone payments occur after we have incurred the associated costs to which the payments will be applied. For example, under some of our contracts providing certain deliverables constitutes a milestone for which we receive a significant payment near the end of the contract, but we incur costs to complete the deliverables ratably over the life of the contract. We recognize revenue as costs are incurred and revenue recognition criteria are met, with a corresponding increase in unbilled receivables.
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
     Net cash used in investing activities was $11.5 million for the nine months ended June 29, 2008, compared to net cash used in investing activities of $6.5 million for the nine months ended July 1, 2007. The increase in cash used in investing activities was primarily due to an increase in capital expenditures of $3.2 million compared to the same period of the prior year to a total of $8.4 million of capital expenditures for the nine months ended June 29, 2008. Significant capital expenditures have occurred related primarily to internally constructed assets. Additionally, we have paid $3.5 million of cash in earn-outs, net of $1.8 million of cash previously restricted for certain acquisition related cash outlays, in connection with the acquisition of Coherent.
     Net cash used in financing activities was $7.0 million for the nine months ended June 29, 2008 compared to cash provided by financing activities of $1.8 million for the nine months ended July 1, 2007. Cash used in financing activities was primarily comprised of $7.9 million of cash used to purchase 452,100 shares of our common stock under our stock repurchase program, partially offset by $0.8 million of proceeds from option exercises and employee stock purchase plan exercises.

Contractual Obligations and Commitments
     As of June 29, 2008, our contractual cash obligations were as follows (in thousands):

		Due in 1	Due in 2	Due in 3	Due in 4	Due in 5
	Total	year	years	years	years	years	Thereafter
Capital leases	$146	$68	$56	$22	—	—	—
Operating leases	55,034	14,693	13,947	6,886	6,719	6,597	6,192

Total	$55,180	$14,761	$14,003	$6,908	$6,719	$6,597	$6,192

     As of June 29, 2008, our other commercial commitments were as follows:

(in thousands)	Total	Less Than 1 Year	1-3 Years
Letters of credit	$2,108	$2,108	—
     Contingent income tax obligations. As of June 29, 2008, we have recorded a net liability of $339,000 for uncertain tax positions. For further discussion of these contingencies, see Note 11.
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
Interest Rates:
     Our line of credit financing provides available borrowing to us at a variable interest rate tied to the LIBOR rate. There were no outstanding borrowings under this line of credit at June 29, 2008. Accordingly, we do not believe that any movement in interest rates would have a material impact on future earnings or cash flows. In the event that we borrow on our line of credit in future periods, we will be subject to the risks associated with fluctuating interest rates.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On November 1, 2007, the Company filed suit in the Circuit Court of Fairfax County, Virginia, against Optical Air Data Systems, LLC (“OADS”) seeking approximately $642,000 in damages with respect to OADS’ failure to pay the Company for work performed under a subcontract with OADS in 2004 and 2005. In the afternoon of November 1, 2007, the Company was served with a complaint against us filed by OADS in the Circuit Court of Prince William County, Virginia, alleging one count of breach of contract and one count of breach of confidential disclosure agreement relating to the Company’s work under the OADS subcontract. On May 16, 2008, OADS amended its complaint to further allege that the Company conspired with a former OADS employee to damage OADS’ business, that the Company tortiously interfered with the employee’s employment agreements with OADS and that the Company interfered with OADS’ future business expectancies. The damages claimed under the complaint as amended are compensatory damages in excess of $400 million, unspecified punitive damages and treble damages under one count relating to alleged combination to injure OADS’ trade or business. The Company believes OADS’ claims and alleged damages are wholly without merit, and is vigorously defending against them while pursuing its original claim for non-payment.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of June 7, 2004, by and between Sensytech, Inc. and Argon Engineering Associates, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 filed on July 16, 2004, Registration Statement No. 333-117430)

2.2	Agreement and Plan of Merger, Dated as of June 9, 2006, by and among Argon ST, Inc., Argon ST Merger Sub, Inc., San Diego Research Center, Incorporated, Lindsay McClure, Thomas Seay and Harry B. Lee, Trustee of the HBL and BVL Trust (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 14, 2006)

2.3	Equity Purchase Agreement by and among Argon ST, Inc., CSIC Holdings LLC, Coherent Systems International, Corp., the Stockholders of Coherent Systems International, Corp. and Richard S. Ianieri, as Seller Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed August 16, 2007)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-98757) filed on August 26, 2002)

3.1.1	Amendment, dated September 28, 2004, to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K filed October 5, 2004 covering Items 2.01, 5.01, 5.02, 8.01 and 9.01 of Form 8-K).

3.1.2	Amendment, dated March 15, 2005 to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 5, 2005, filed May 11, 2005)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed May 12, 2008)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-128211) filed on September 9, 2005)

10.1	Second Amended and Restated Line of Credit Agreement with Bank of America (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-98757) filed on August 27, 2002)

10.1.1	Fifth Amendment to Second Amended and Restated Financing and Security Agreement, dated as of March 31, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 6, 2006)

10.1.2	Sixth Amendment to the Second Amended and Restated Financing and Security Agreement, dated as of February 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 4, 2008)

10.2+	Argon ST, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for its 2006 annual meeting of stockholders, filed January 27, 2006)

10.2.1	Form of Stock Option Agreement under Argon ST 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed December 14, 2005)

10.3+	Argon Engineering Associates, Inc. Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed December 14, 2004)

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

32.1**	Certification pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act and Section 1350 of Chapter 63 of Title 8 of the United States Code

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan or arrangement

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

Date: August 11, 2008