Form 10-K
period 2008-09-30
ARGON ST, Inc.
filed 2008-12-05
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     As of November 18, 2008, there were 21,655,698 shares of the registrant’s common stock, par value $.01 per share, outstanding. The aggregate market value of the Registrant’s common stock held by non-affiliates as of March 30, 2008 was approximately $238.9 million, computed by reference to the closing sales price of such stock on the NASDAQ Global Select Market as of March 28, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
     Part III of this report incorporates by reference specific portions of the registrant’s proxy statement relating to the Annual Meeting of Stockholders to be held on February 24, 2009.

ARGON ST, INC. AND SUBSIDIARIES
For the Fiscal Year Ended September 30, 2008

PART I
ITEM 1. BUSINESS
Business Description.
     We are a leading systems engineering, development and services company providing full-service C5ISR (command, control, communications, computers, combat systems, intelligence, surveillance and reconnaissance) systems and services, which address several markets including, but not limited to, maritime defense, airborne reconnaissance, ground systems, tactical communications and network systems and security. We serve a wide range of defense and intelligence customers as well as commercial enterprises.
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
     Our business is conducted primarily through contracts with the U.S. government. For the fiscal year ended September 30, 2008, 76% of our revenues were from contracts for which we were the prime contractor, 58% of our revenues were from fixed-price contracts and 52% of our revenues were from sole-source contracts. Our primary customer is the Department of Defense. We derive nearly half of our revenues from various agencies and commands within the U.S. Navy. We also provide systems and products to other U.S. government agencies and major domestic prime contractors, and to certain U.S. government-approved foreign governments, agencies and defense contractors as well as commercial enterprises.
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
     During the fiscal year ended September 30, 2006, we acquired all the common stock of Radix Technologies, Inc. and San Diego Research Center, Inc. During the fiscal year ended September 30, 2007, we acquired certain tangible and intangible assets of Coherent Systems International Corp. in a transaction in which we purchased 100% of the equity of CSIC Holdings LLC, an entity that was 100% owned by Coherent Systems International Corp. As one of our key growth strategies, we intend to pursue additional strategic acquisitions in the future.

Recent Developments
     In 2008, we continued our success in the development and delivery of advanced C5ISR technologies, systems, products and services. We expanded our customer base and further diversified our products and services. We also faced several challenges in our efforts to grow our business as a leading provider of state-of-the-art C5ISR systems. Among the significant developments over the year are the following:
Investment in the Integration of Recent Acquisitions and in New Business Pipeline
•	Integration of acquisitions and streamlining of operations. Over the past few years, we have made several acquisitions, each having different infrastructures and resource planning systems. During 2008, we evaluated and invested in resources to optimize our project management and financial systems. During the integration period, we faced challenges in integrating the operations and in establishing and optimizing the alignment of our programs. We believe that these efforts will provide us more visibility into our operations, allow for easier movement of people and resources across programs as demand for work evolves, and will result in the realization of efficiencies in systems maintenance and operations. As of the end of fiscal 2008, the integration and the systems consolidation is substantially complete.

•	Significant Proposal Efforts. During 2008, we continued to invest in enhancing and developing new business by engaging in significant business development and business proposal activities. These and other efforts are critical to the continued growth of the Company.
Customer and Product Diversification
•	ORBCOMM Generation Two (“OG2”) Payload Program. During fiscal 2008, we were awarded a $45 million fixed price subcontract to the prime contractor for the ORBCOMM Generation Two (“OG2”) payload program. Under this program, we will work with a team of several other companies to design, develop and deliver an enhanced communications payload which will implement technological and cost advantages over the RF systems typically used in space systems.

•	Global Data Solutions. Our global data solutions operations are designed to develop and distribute telematics systems to end users. The telematics systems will include a combination of products designed to collect information and services designed to using existing telecommunications technology to distribute the collected information to appropriate users. During 2008 we signed an exclusive supply agreement with ULD Logistics, LLC to provide telematics systems to the commercial air freight shipping container market. Additionally, in September 2008, we agreed to a firm commitment to provide telematics products and services to Cartasite, Inc. Under these agreements, we will supply satellite radios and application services under an existing reseller agreement with ORBCOMM. These programs are in early stages; however, these agreements represent a significant milestone in the expansion of our telematics business and open a new market to us.
Significant Developments in our Core Technologies and Customers
•	Tactical Communications and Networking Systems. In prior years, we were awarded an important option under the Operational Test-Tactical Engagement System (“OT-TES”) Communications Upgrade program. In fiscal 2008, we booked and began integration and test activities under the program, and the U.S. Army increased the ceiling of this contract from $100 million to $251 million in preparation for the production needs of this and closely related programs. OT-TES provides a mobile, high-fidelity, tactical engagement simulation and field instrumentation system that collects and reports real-time casualty assessment and other required data.

OT-TES is capable of supporting operational testing and evaluation of Army weapon systems, doctrine and tactics. We believe that our advances in this market will provide synergies in other tactical communications markets that we serve.

We also booked our first production orders for the Common Range Integrated Instrumentations System rapid prototype initiative (“CRIIS RPI”). These systems provide networked mobile field instrumentation to support the testing and evaluation of advanced weapon systems on our nation’s test and training ranges. We expect to see additional scope added to these efforts in the period of 2009 to 2013 as we continue production orders, and commence installation and field support activities.

•	Ships Signals Exploitation Equipment (“SSEE”) Increments E and F. This program, under which we design and develop Information Operation systems for the U.S. Navy, was first awarded to us following a competitive procurement process in 2001. Our partnership with the U.S. Navy grew stronger with the approval of additional SSEE Increment E systems over the years, and in 2006 with our competitive win of the contract to develop the next generation of these shipboard systems, known as SSEE Increment F. In 2008, we continued the production and delivery of our SSEE Increment E systems and were near the completion of the hardware and software development for the SSEE Increment F systems, we entered the integration and test on the program in 2008.

•	Maritime Market. Our surface ship torpedo defense (“SSTD”) systems continue to be deployed in both the U.S. market and overseas. We continue production deliveries under option orders to upgrade the 25A configuration to the 25C configuration, which has been approved for operational deployment. We anticipate an award for the research and development work on engineering development to complete the 25D baseline.
Segments
     We have reviewed our business operations and determined that we operate in a single homogeneous business segment. Our financial information is reviewed and evaluated by our chief operating decision maker on a consolidated basis relating to the single business. We sell similar products and services that exhibit similar economic characteristics to similar classes of customers, primarily the U.S. government. Our revenue is internally reviewed monthly by management on an individual contract basis as a single business.
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
     We actively pursue new technology for future C5ISR applications. Some new technology is developed through our internally funded research and development programs, but a larger percentage is developed under research and development contracts with government laboratories, agencies, military and intelligence organizations, and research facilities such as the Defense Advanced Research Project Agency, the Air Force Research Lab, the Office of Naval Research, Communications-electronics Research, Development and Engineering Center, and others. This research aims to prove concepts, reduce risk, and demonstrate feasibility of new technology for use in future system developments and procurements, which improve our ability to support our customers’ missions. The knowledge and understanding we gain from this research often can be an advantage in our efforts to win additional contracts, including production contracts. Recently, we have been performing research and development on areas such as advanced satellite communication systems, navigation systems, networked cryptologic operations, multi-intelligence sensors for small airborne reconnaissance, laser detection (“LADAR”) systems for precise imaging, cognitive radios, and other classified technologies.
     The recent acquisition of the Coherent assets adds data-link gateways that enable the addition of capabilities to aircraft systems, and allow us to offer considerable capabilities to the communications part of C5ISR.
Customers
     Our systems are currently sold primarily for the ultimate use of either the U.S. government or certain government-approved foreign governments. As a result, most of our contracts are either directly with the U.S. government or a prime contractor whose contact is direct with a government.
     The table below identifies the ultimate sources of our historical revenues. Although our revenue is dominated by our work with various agencies and commands within the U.S. Navy, other current U.S. government customers include the U.S. Army, the National Security Agency (“NSA”), the U.S. Air Force, the Defense Advanced Research Projects Agency (“DARPA”), the National Reconnaissance Office, the U.S. Marines, U.S. Special Operations Command (“SOCOM”), the Central Intelligence Agency (“CIA”), the Defense Intelligence Agency (“DIA”), the U.S. Coast Guard, and the Department of Homeland Security (“DHS”). Foreign customer sales typically involve U.S. government allies and are often funded by the U.S. government.

	Years Ended September 30,
	2008	2007	2006
United States Navy	55%	61%	59%
United States Army	10%	11%	6%
Other U.S. government agencies	22%	22%	25%
Foreign	8%	5%	9%
Commercial and other	5%	1%	1%
Government Contracts
     Most of our business is conducted under contracts related to U.S. government defense, intelligence and security requirements. Certain important aspects of our government contracts are described below.

Bidding Process
     We are awarded government contracts either on a sole-source basis or through a competitive bidding process.
•	Sole-source contracts. The U.S. government awards sole-source contracts when it determines that a single contractor has an expertise or technology that is superior to that of other available contractors. Sole-source contracts are awarded without a formal competition. Potential suppliers compete informally for sole-source contracts through research and development investment and marketing efforts. To obtain a sole-source contract, a contractor must identify the government’s requirements early and demonstrate a distinguishing expertise or technology promptly after the government has identified a requirement.

•	Competitive-bid contracts. The U.S. government awards competitive-bid contracts based on proposal evaluation criteria established by the procuring agency. Competitive-bid contracts are awarded after a formal bid and proposal competition among providers. Interested contractors prepare a bid and proposal in response to the agency’s request for proposal or request for information. A bid and proposal is usually prepared in a short time period in response to a deadline, and requires the extensive involvement of numerous technical and administrative personnel. Following award, competitive-bid contracts may be challenged by unsuccessful bidders in a variety of ways.
     The table below shows the proportion of our revenues under sole-source and competitive-bid contracts for the periods indicated:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2008	September 30, 2007	September 30, 2006
Sole Source Contracts	52%	55%	51%

Competitive Contracts	48%	45%	49%
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
     All contracts with the U.S. government contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts, including rights that allow the government to:
•	terminate existing contracts for convenience, which affords the U.S. government the right to terminate the contract in whole or in part anytime it wants for any reason or no reason, as well as for default;

•	reduce or modify contracts or subcontracts, if its requirements or budgetary constraints change;

•	cancel or reduce multi-year contracts and related orders, if funds for contract performance for any subsequent year become unavailable;

•	claim rights in products and systems produced by its contractors and subcontractors;

•	adjust reimbursable contract costs and fees on the basis of audits completed by its agencies through exercise of its oversight rights;

•	suspend or debar a contractor from doing business with the U.S. government; and

•	control or prohibit the export of products.
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
Fixed-price. These contracts generally are not subject to adjustment by reason of costs incurred in the performance of the contract. With this type of contract, we assume the risk that we will be able to perform at a cost below the fixed-price, except for costs incurred because of contract changes ordered by the customer. Upon the U.S. government’s termination of a fixed-price contract, generally we would be entitled to payment for items delivered to and accepted by the U.S. government and, if the termination is at the U.S. government’s convenience, for payment of fair compensation of work performed plus the costs of settling and paying claims by any terminated subcontractors, other settlement expenses and a reasonable allowance for profit on the costs incurred.
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

     The table below shows our revenues for the periods indicated by government contract type:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2008	September 30, 2007	September 30, 2006
Fixed-price contracts	58%	60%	65%

Cost reimbursable contracts	38%	35%	25%

Time and materials contracts	4%	5%	10%
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
     As a government contractor, we are subject to government audits, inquiries and investigations. We have experienced minimal audit adjustments in the past. The Defense Contract Audit Agency (“DCAA”) has completed its audit of Argon ST’s contracts through the fiscal year ended September 30, 2005, and we are subject to adjustment on our performance during subsequent years.
Subcontracts
     Revenues from contracts in which we acted as a subcontractor to other contractors represented 24%, 17%, and 26% of our revenues for fiscal years ended September 30, 2008, 2007, and 2006, respectively. Unlike direct government contracts, contracting parties typically have more freedom to negotiate terms of subcontracts. Based on the customers’ requirements, our subcontracts may or may not be governed by some of the terms and provisions commonly found in government contracts, including those described above.
Backlog
     Our backlog consists of the following as of September 30:

(Amounts in thousands)	2008	2007	2006
Funded	$272,620	$246,571	$162,796
Unfunded	54,672	58,279	62,373

Total	$327,292	$304,850	$225,169

     We define backlog as the funded and unfunded amount provided in our contracts, less previously recognized revenue. Contract options are estimated separately and not included in backlog until they are exercised and funded. Backlog does not include the value of a contract where the customer has given permission to begin or continue working, but where a formal contract or contract extension has not yet been signed.
     Our funded backlog does not include the full value of our contracts, because Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, or less, even though the contract may call for performance that is expected to take a number of years and because commercial customers may have peculiar funding constraints.

     From time to time, we will exclude from backlog portions of contract values of very long or complex contracts where we judge revenue could be jeopardized by a change in government policy. Because of possible future changes in delivery schedules and/or cancellations of orders, backlog at any particular date is not necessarily representative of actual sales to be expected for any future period, and actual sales for the year may not meet the backlog represented. We may experience significant contract cancellations that were previously booked and included in backlog.
Research and Development
     We conduct substantial research and development using both government and company funds. We use substantial internal investments to broaden the capabilities of our product line, as customer-sponsored research are not sufficient to fund these activities. Internally funded research and development provides more focused investments in areas we deemed critical to our product line development, and we use these activities to gain competitive advantage in future programs.
     Our current customers are investing in new technologies required to sustain and improve systems capabilities in a dynamic and increasingly complex threat environment. As a result, our internal investments have shifted to examinations of future technologies and to products of interest to potentially new customers.
     Our continued success depends, in a large part, on our ability to develop and deliver new technology, and to apply new technology developed by others to support our customers in meeting their C5ISR mission objectives. Total research and development expenditures incurred by us consist of the following for the fiscal years ended September 30:

(Amounts in thousands)	2008	2007	2006
Internal research and development	$6,656	$7,035	$6,286
Customer-funded research and development	80,005	73,397	50,130

Total	$86,661	$80,432	$56,416

Competition
     Our market is highly competitive and is served by companies of varying size and capability. Large prime contractors who compete against us for C5ISR work include, but are not limited to, Boeing, BAE Systems, Finmeccanica, S.p.A., General Dynamics, Harris Corporation, ITT Corp., L-3 Communications, Lockheed Martin, Northrop Grumman, Raytheon and Rockwell Collins, Inc. Medium size firms in this market include, but are not limited to, Applied Signal Technologies, Sierra Nevada Corporation and Southwest Research Institute.
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

     As of September 30, 2008, we had approximately 990 employees. Our business requires that a large number of our technical employees obtain security clearances from the U.S. government, which limits the available pool of eligible candidates for such positions to those who can satisfy the prerequisites to obtaining these clearances. Approximately 81% of our staff has security clearances and nearly 445 of our cleared employees hold Top Secret/ Sensitive Compartmented Information (TS/SCI) clearances. Our future success is dependent on attracting, retaining, and motivating qualified key management and technical personnel, whose loss could adversely affect our business materially.
Industry Overview
Government Spending
     The Department of Defense and the intelligence community use C5ISR systems on a wide and varied range of platforms, settings and locations around the world to detect, locate, evaluate, identify and respond to threats to the safety of the United States, its armed services and civilian population. Although the Department of Defense budgets are expected to decrease in the short-term, due to the integral role of C5ISR in national security efforts can activities, we are expecting the impact on these markets to be less than the impact on the overall Defense budgets. Significant characteristics of the Department of Defense and expected C5ISR spending include the following:
•	Department of Defense Budgets. As compared to the 2008 levels of Department of Defense spending, including defense spending for procurement and research and development, the 2009 Department of Defense budget is expected to decrease to approximately $518.2 billion from $568.2 billion. The most significant decrease in the Department of Defense budget is attributable to a $35.4 billion decrease in Army spending, primarily attributable to decreases in Army operations and maintenance spending. Budgets for the Navy and Air Force, one of which represents our most significant customer, are expected to increase approximately 2% over the next few years to a combined budget of $292.7 billion. From 2009 to 2014, the currently projected budgets are anticipated to increase at a compounded rate of approximately 2% to 3%.

•	C5ISR Spending. Consistent with the expected short-term decreases in the overall Department of Defense budgets, spending on C5ISR is expected to decrease slightly from 2008 to 2014. The highest priorities for C5ISR spending is expected in the interoperability of current systems, increased bandwidth for mobile units, and space-based command, control, surveillance and reconnaissance systems.

•	United States Government Changes and Economic Conditions. The change in administrations as a result of the Presidential election and the impacts of Congressional turnover, as well as the recent economic downturn of the global economy and the worsening condition in the U.S. and global financial and credit markets may have a significant effect on the U.S. defense and other related spending.

•	Iraq and Afghanistan Theatres of Operation. The conflicts in Iraq and Afghanistan and their escalation or de-escalation may have a significant impact on U.S. defense and other related spending.

Significant Industry Trends
     In addition to increased government funding, we expect the following trends to affect spending priorities and C5ISR system development and investment:
•	Changing Communications Intelligence Needs. Communications Intelligence (“COMINT”) continues to be the premier source of information for supporting strategic decision makers and tactical commanders. With the transition from a monolithic enemy in the Cold War to the dispersed collection of possible enemies in asymmetric warfare, both the nature of the target and the COMINT requirements have changed. Communications equipment targeted by COMINT systems is no longer limited to long term, state developed, military systems and now represents the latest technology readily available in the commercial communications market, (for example, cell phones). Geolocation is no longer limited to the location of major enemy forces and strategic weapons, but now includes an individual or specific computer. These realities of modern defense and security radically change the requirements for COMINT systems. Today’s successful COMINT systems and designs must be dynamic, reprogrammable within a single mission and accommodating of new technology as it becomes available, with minimum impact and costs. Modern COMINT systems need to provide essential information within the tempo of modern warfare.

•	Electronic Warfare/Information Operations. Information operations and electronic warfare have never been more important to warfighters and offer powerful new options to commanders. Electronic Attack (“EA”) is increasingly becoming a weapon of choice for both conflict management and non-lethal attack. We believe the trend towards the weaponization of SIGINT will increase the priority for systems which can offer both traditional ISR and EA. We also expect the need for brute force and smart jamming against Improvised Explosive Devices (“IED”) to continue to be a critical requirement anywhere the United States has military or civilian personnel in place.

•	Multi-Intelligence Systems Integration. Dating from the Cold War era, intelligence systems were single discipline based and stood on their own individual merit. Information and data analysis across disciplines was performed by examining the end conclusions of these single discipline systems. Factors such as the need for information inside the decision cycle of today’s pace of warfare, ready use and dissemination of information from previously restricted sources, a proliferation of sensors, and improvements in making information available create a compelling case for the integration of information at the first possible opportunity. Warfighters today need “What is it, and where is it?” answered rapidly with clear information integrated from all useful sources. Meeting this demand has a profound impact on ISR system design. Modern ISR systems must develop and present accurate, reliable information in forms that can be readily combined with information from other types of sensors and systems. We expect that the trend of intelligence integration will continue and will have three important effects. First, modern ISR systems must automatically derive intelligence quickly from detectable external signal characteristics and combine this information at the raw observable level. To satisfy this requirement, newer systems must be able to provide geolocational information on all new energy detections. Second, intelligence must be delivered in an actionable form to discreet personal devices in the hands of individual warfighters. Third, we believe the pace of war and volume of intelligence data may result in the need to execute decisions, including the use of lethal force, on the basis of machine-generated information without the benefit of human analysis. These trends will continue to place increasingly difficult demands on the accuracy, reliability, and data integrity of ISR systems.

•	Network-Centric Warfare. The military is rapidly moving towards network-centric warfare, which seeks to deliver the warfighter real-time, executable battlefield information from multiple platforms and sources. Modern warfare requires coordinating multiple ground troops, land vehicles and aircraft (both manned and unmanned), ships and submarines. Network-centric warfare involves shared data, shared sensors, shared tasking and joint operations among multiple combat platforms and personnel and requires increasingly sophisticated, complementary and flexible C5ISR systems.

•	Outsourcing of Support Services. A number of factors have converged to create an environment in which government is now outsourcing an increasing percentage of work previously done by the military or government civilians. The trend is pervasive across nearly all functional areas except combat forces. The nature of the work ranges from acquisition management to manning positions in intelligence and analytical operations. A continuing manpower shortage in the military, increasingly complex systems and the need to retrain system operators and maintenance personnel on rapidly changing hardware and software all point to even more outsourcing. The trend enables companies to provide the government with critical services and expertise, while they remain current with operational needs and challenges.
Business Strategies
     Our business objective is to grow our business as a leading provider of state-of-the-art C5ISR systems and services across a full range of defense and intelligence platforms. Our strategies for achieving this objective include:
•	Continuing and Extending Business with our Current Customers. We adhere strongly to the belief that “our current customer is our best customer.” Our intention is to extend current contracts into additional capabilities and services for our existing customers. Additionally, as new technology is developed or available, we will endeavor to modify existing systems to take advantage of this new technology in the face of dynamic threats.

•	Expanding our Customer Base for our Existing Capabilities. The software product line and other capabilities constituting our current products could offer additional customers the same compelling advantages experienced by our current customers. We intend to extend our customer set for our current and evolving products and services. We believe the adaptability and flexibility of our SIGINT and other products make them attractive in joint or coalition warfare environments.

•	Developing New Products, Services and Customers. We believe a combination of our highly-skilled staff and leading edge technology offers opportunities into new markets. In addition, we believe that we have developed a favorable reputation for taking on and solving the most challenging technical and engineering problems. We intend to combine the results of customer funded research with internally funded technology development to develop new customers through focused marketing initiatives led by our internal professional staff, complemented by selective outside experts.

•	Attracting and Developing Highly Skilled Personnel. Our success depends on the continued contributions of our engineers, system designers and managers. We intend to continue to hire and develop the highly-skilled professionals needed for our work. We seek to recruit exceptional recent college graduates and former key personnel from the intelligence community and Department of Defense. We believe that our management’s success in creating and maintaining a challenging and stimulating work environment has contributed to our low engineering staff turnover over the last twelve months. We believe we can continue to attract, develop and retain employees by offering competitive compensation, challenging engineering assignments and opportunities for career and management growth.

•	Leveraging Research and Development into Production Contracts. Many of our current systems were developed through our research and development activities. Much of our research and development is funded through research and development contracts with the U.S. government. While these contracts are generally small and have lower profit margins, we have often been successful in expanding these activities into full production contracts. We believe our involvement in all stages of a system’s life cycle provides us opportunities to be the preferred or sole-source provider for certain systems. We intend to continue to identify and pursue programs where we can expand research and development efforts into full production contracts.

•	Migrating our Multi-Intelligence Capabilities to Additional Platforms. Defense and intelligence customers now require C5ISR systems that integrate multiple intelligence gathering and processing capabilities. Our multi-intelligence systems have combined communications and electronic intelligence capabilities on ships, submarines and aircraft, and have combined radar and infra-red sensor capabilities for border patrols. We believe our experience and capabilities position us to win contracts to develop and produce multi-intelligence systems.

•	Expanding our Role to Provide Support Services. We plan to continue to build on the expertise developed from supporting and servicing our rapidly expanding inventory of deployed systems, by providing those same services to similar systems. Our current infrastructure can be adapted to meet the growing requirements created by the government trend to outsource key engineering and support services.
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
     Historically, a significant portion of our sales have been to the U.S. government and its agencies. Sales to the U.S. government, either as a prime contractor or subcontractor, represented approximately 87% and 94% of our revenues for fiscal years ended September 30, 2008 and September 30, 2007, respectively. The Department of Defense, our principal U.S. government customer, accounted for approximately 87% and 94% of our revenues for fiscal years ended September 30, 2008 and September 30, 2007, respectively. In addition, approximately 55% of our revenues for the fiscal year ended September 30, 2008 and approximately 61% of our revenues for the fiscal year ended September 30, 2007 were derived from agencies and commands of the U.S. Navy within the Department of Defense. We expect that U.S. government sales, particularly Department of Defense sales, will continue to constitute a significant majority of our revenue for the foreseeable future. The funding of U.S. government programs is dependent on Congressional appropriations and administrative allotment of funds and is subject to uncertain future funding levels that can result in the extension or termination of programs. Our business is also highly sensitive to changes in national and international priorities and U.S. government budgets. The continuing war on terrorism may positively or adversely affect funding for our programs or result in changes in U.S. government programs or spending priorities. A shift in government defense or intelligence spending to other programs in which we are not involved or a reduction in government defense or intelligence spending generally could adversely affect our operating results. The legislative, executive and administrative changes as a result of the November 2008 elections could adversely affect program direction, timing and/or funding levels as Congress the new Presidential administration become established and define their respective legislative and spending agendas.
Multi-year U.S. government programs are generally not fully funded at inception, and funding may be terminated or reduced at any time.
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

     Many of our government contracts span one or more base years with multiple option terms. Government agencies generally have the right not to exercise these option terms. If an option term on a contract is not exercised, we will not be able to recognize the full value of the contract awarded. Our backlog as of September 30, 2008 was $327.3 million, of which $272.6 million was funded. We exclude from backlog unexercised options on contracts. Our backlog includes orders under awards that in some cases extend several years, with the latest expiring in 2011. The actual receipt of revenues on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early.
     Typically, although not always, a change in Presidential administrations creates delay in staffing key federal decision-making positions, which could result in delays in program or funding approvals.
From time to time, we depend on revenues from a few significant contracts, and any loss or cancellation of, or any reduction or delay in, any of these contracts could significantly harm our business.
     From time to time, including recent periods, we have derived a significant portion of our revenue from one or more individual contracts that could be terminated by the customer at the customer’s discretion. Our top three production programs accounted for approximately 17%, 23% and 25% of our revenue for fiscal years ended September 30, 2008, 2007 and 2006, respectively. In the future, we may enter into one or more contracts that will constitute a significant portion of our revenue during the period of contract performance. If any of our current significant contracts or significant contracts we enter into in the future were terminated or our work under those contracts were decreased, our revenues and net income could significantly decline. Our success will depend on our continued ability to develop and manage relationships with significant customers. There is no assurance that we will be able to diversify our customer base and curtail revenue concentration in the near future, if at all. The markets in which we sell our products are dominated by a relatively small number of governmental agencies and allies of the U.S. government, thereby limiting the number of potential customers. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critical to our business. We cannot be sure that we will be able to retain our largest customers, that we will be able to attract additional customers, or that our customers will continue to buy our systems and services in the same volume as in prior years. In addition, many of our contracts with the U.S. government contain provisions that allow the government to terminate or modify the terms of the contract, including solely at the government’s convenience. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or future price concessions that we may have to make could significantly harm our business.
Our U.S. government contracts generally may be terminated at the government’s convenience or for our default.
     Generally, U.S. government contracts contain provisions permitting termination, in whole or in part, at the government’s convenience or for contractor default. If a contract is terminated at the convenience of the government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work completed. Contracts which are terminated for default generally provide that the government only pays for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages. As a substantial majority of our revenues are dependent on procurement, performance and payment under U.S. government contracts, the termination of one or more critical government contracts could have a negative impact on our results of operations and financial condition. Termination arising out of any default could expose us to liability and also have a material adverse effect on our ability to re-compete for future contracts and orders.
As a U.S. government contractor, we are subject to a number of procurement and operational rules and regulations with respect to federal contracts.
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
     Our U.S. government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies not typically found in commercial contracts, including rights and remedies that allow the government to:
•	unilaterally suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

•	reduce the value of existing contracts;

•	issue modifications to a contract;

•	control and potentially prohibit the export of our products and services and associated materials; and

•	claim rights in products and systems produced by us.
If any of these contract provisions are enforced by our customers, our financial condition and operating results could be materially adversely affected.
Our business could be adversely affected by a negative audit by the U.S. government.
     U.S. government agencies, including the Defense Contract Audit Agency, routinely audit and investigate government prime contractors and subcontractors. These agencies review a contractor’s performance under its contracts, its cost structure and its compliance with applicable laws, regulations and standards. The U.S. government also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Audits for costs incurred on our work performed after fiscal year 2005 have not yet been completed. If an audit conducted on our business uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. government. In addition, we could suffer serious harm to our reputation if allegations of impropriety or illegal acts were made against us.
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
     Under fixed-price contracts, we receive a fixed amount irrespective of the actual costs we incur and, consequently, we absorb any costs in excess of the fixed amount. Fixed-price contracts represented approximately 58% and 60% of our revenues for the fiscal years ended September 30, 2008 and September 30, 2007, respectively. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost reimbursable contracts, which are subject to a contract ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. However, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs. Under each type of contract, if we are unable to control costs we incur in performing under the contract, our financial condition and operating results could be materially adversely affected. Cost over-runs also may adversely affect our ability to sustain existing programs and obtain future contract awards. See “Item 1. Business — Government Contracts — Government Contract Categories” above.
Our quarterly operating results may vary widely.
     Our quarterly revenues and operating results may fluctuate significantly in the future. A number of factors cause our revenues, cash flow and operating results to vary from quarter to quarter, including:
•	fluctuations in revenues derived from fixed-price contracts and contracts with a performance-based fee structure;

•	commencement, completion or termination of contracts during any particular quarter;

•	personnel changes among senior U.S. government officials that affect the timing of technology procurement;

•	changes in policy or budgetary measures that adversely affect government contracts in general; and

•	increased purchase requests from customers for equipment and materials in connection with the U.S. government’s fiscal year end, which may affect our fiscal fourth quarter operating results.
     Changes in the volume of services provided under existing contracts and the number of contracts commenced, completed or terminated during any quarter may cause significant variations in our cash flow from operations because a relatively large amount of our expenses are fixed. We incur significant operating expenses during the start-up and early stages of large contracts and typically do not receive corresponding payments in that same quarter. We may also incur significant or unanticipated expenses when contracts expire or are terminated or are not renewed. In addition, payments due to us from government agencies may be delayed due to billing cycles or funding hiatuses as a result of failures of governmental budgets to gain Congressional or administrative approval or implementation in a timely manner.
Our earnings and profit margins may vary based on the mix of our contracts and programs and other factors related to our contracts.
     In general, we perform our developmental work under cost reimbursable and fixed-price development contracts and our production work under fixed-price production contracts. See “Item 1. Business — Government Contracts — Government Contract Categories” above. We typically experience lower profit margins under cost reimbursable and fixed-price development contracts than under fixed-price production contracts. In general, if the volume of services we perform under cost reimbursable and fixed-price development contracts increases in proportion to the volume of services we perform under fixed-price production contracts, our operating results may suffer. In addition, our earnings and margins may vary materially depending on the costs we incur in contract performance, our achievement of other contract performance objectives, and the stage of our performance at which our right to receive fees, particularly under incentive and award-fee contracts, is finally determined.
We derive significant revenues from contracts awarded through a competitive bidding process.
     We derive significant revenues from U.S. government contracts that were awarded through a competitive bidding process. Revenues from competitive-bid contracts constituted approximately 48% and 45% of our revenues for the fiscal years ended September 30, 2008 and September 30, 2007, respectively. Much of the business that we expect to seek in the foreseeable future likely will be awarded through competitive bidding. Competitive bidding presents a number of risks, including:
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
     We operate in highly competitive markets and generally encounter intense competition to win contracts. We compete with many other firms, ranging from smaller specialized and medium-sized firms such as Applied Signal Technologies, Southwest Research Institute, and Sierra Nevada Corp., to large diversified firms such as Boeing, BAE Systems, General Dynamics, Harris Corporation, L-3 Communications, Lockheed Martin, Northrop Grumman and Raytheon, many of which have substantially greater financial, management and marketing resources than we have. Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel. In order to successfully secure contracts when competing with larger, well-financed companies, we may be forced to agree to contractual terms which provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. In addition, larger diversified competitors serving as prime contractors may be able to supply underlying products and services from affiliated entities, which would prevent us from competing for subcontracting opportunities on these contracts. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results. In addition, our competitors have established or may establish relationships among themselves or with third parties to increase their ability to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge. See “Item 1. Business — Competition” above.
Our business depends upon our relationships with, and the performance of, our prime contractors.
     Revenues from contracts in which we acted as a subcontractor to other contractors represented 24% and 17% of our revenues for the fiscal years ended September 30, 2008 and September 30, 2007, respectively. We expect to continue to depend on relationships with other contractors for a substantial portion of our revenues in the foreseeable future. Our business, prospects, financial condition or operating results could be adversely affected if other contractors eliminate or reduce their subcontracts or other relationships with us, either because they choose to establish relationships with our competitors, or because they choose to directly offer services that compete with our business, or if the government terminates or reduces these other contractors’ programs or does not award them new contracts.
     In addition, on those contracts for which we are not the prime contractor, the U.S. government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our performance as a subcontractor. A prime contractor’s performance deficiencies or government budgetary or funding constraints could adversely affect our status as a subcontractor on the program, jeopardize our ability to collect award or incentive fees, cause customers to delay payments, and result in contract termination.
If our subcontractors or suppliers fail to perform their contractual obligations, our contract performance and our ability to obtain future business could be materially and adversely affected.
     Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of the work performed, customer concerns about a subcontractor’s performance, extension of existing task orders or issuance of new task orders under a subcontract, or hiring of each other’s personnel. A failure by one or more of our subcontractors to timely provide the agreed-upon supplies or perform the agreed-upon services may materially and adversely affect our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer terminating our contract for default. A default termination could expose us to liability, damage our reputation, distract management’s attention from the operation of our business and have a material adverse effect on our ability to compete for future contracts and orders. In addition, a delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers’ needs and may have an adverse effect upon our profitability.

Our employees or subcontractors may engage in misconduct or other improper activities.
     We are exposed to the risk that employee fraud or other misconduct could occur. In addition, from time to time, we enter into arrangements with subcontractors to bid on and execute particular contracts or programs and we are exposed to the risk that fraud or other misconduct or improper activities by subcontractor personnel may occur. Misconduct by our employees or subcontractors could include intentional failures to comply with laws, procurement regulations or the terms of contracts that we receive. Misconduct by our employees or subcontractors could also involve the improper collection, handling or use of our customers’ sensitive or classified information, which could result in regulatory sanctions and serious harm to our reputation. As a result of employee or subcontractor misconduct, we could face fines and penalties, loss of security clearance, and/or suspension or debarment from performing U.S. government contracts. It is not always possible to deter misconduct by employees or subcontractors. The precautions we take to prevent and detect such activity may not be effective in controlling unknown or unmanaged risks or losses and such misconduct by employees or subcontractors could result in serious civil or criminal penalties or sanctions and greatly harm our reputation.
If we are unable to manage our growth, our business could be adversely affected.
     During the five fiscal years ended September 30, 2008, our revenues increased at an average compounded annual growth rate of 33.9%. Sustaining our growth has placed significant demands on our management, as well as our administrative, operational and financial resources. For us to continue our growth, we must continue to update our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to manage our growth while maintaining our quality of service and profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business prospects, financial condition or operating results could be adversely affected.
Our international business poses potentially greater risks than our domestic business.
       International sales represented approximately 8% and 6% of our revenues for the fiscal years ended September 30, 2008 and September 30, 2007, respectively. Our international business tends to have more risk than our domestic business due to the greater potential for volatility in foreign economic and political environments, including changes in foreign national priorities and government budgets. International transactions frequently involve increased financial and legal risks arising in part from laws, regulations and customs differing from or in conflict with U.S. laws, regulations or customs, stringent contractual terms and conditions, and laws and regulations governing U.S. imports and exports. We currently do not have any significant foreign currency guarantees, however, if in the future we are required to guarantee certain purchase guarantees in foreign currencies, fluctuations in currency exchange rates may have an adverse impact on our operations.
We may not be able to receive or retain the necessary licenses or authorizations required to sell our systems and provide services overseas.
     All of our military and commercial products are subject to the U.S. export laws and regulations. Exports of commercial products, software, technology and services are subject to controls under the Export Administration Regulations (EAR) and exports of military products, software, technical data and services are subject to controls under the International Traffic in Arms Regulations (ITAR). Export activities subject to these controls include commercial marketing efforts and sales to foreign government and foreign companies, Foreign Military Sales to foreign governments, participation in foreign trade shows, working with brokers/agents, procurements involving foreign companies or companies with foreign locations, shipments of products, software and information (including U.S. government inventory) to U.S. government facilities overseas, and the hiring of foreign persons to work as employees and contractors in our facilities. The U.S. Departments of Commerce and State are the final authorizing authority for all exports. Export requests are reviewed by various government agencies for a number of reasons, including their impact on U.S. national security and foreign policy goals. Any request that does not support or further these goals may be denied or prohibited. Our ability to export is dependent upon our ability to obtain the appropriate export authorization from the U.S. government for our activities. Export authorizations are strictly dependent upon current U.S. government export policies regarding the specific technology or product and the country(ies) involved.

Our systems and products may be rendered obsolete if we are unable to adapt to the rapid technological changes in our industry.
     The rapid development of technology, including that in the defense and intelligence industry, as well as rapidly changing demands for new or different technologies in reaction to government defense and intelligence needs, continually affects system designs and product applications and may directly impact the performance of our systems and products. We may not be able to successfully maintain or improve the effectiveness of our existing systems, identify new opportunities, or continue to have the necessary financial resources to design and develop new systems or products in a timely and cost-effective manner. In addition, systems or products manufactured by others may render our products and systems obsolete or non-competitive. If any of these events occur, our business prospects, financial condition and operating results will be materially and adversely affected.
We rely on a limited number of suppliers and manufacturers for specific components, and if our supplies are interrupted, we may not be able to obtain substitute suppliers and manufacturers on terms that are as favorable to us.
     Although we generally use standard parts and components for our systems, we rely on non-affiliated suppliers for certain components and licensed technology that are incorporated in all of our systems. If these suppliers or manufacturers experience financial, operational, manufacturing capacity or quality assurance difficulties, or if there is any other disruption in our relationships, we will be required to quickly locate alternative sources of supply. Our inability to obtain sufficient quantities of these components, if and as required in the future, entails a number of risks, including:
•	delays in delivery or shortages in components or licensed technology could interrupt and delay production and result in cancellations of orders for our systems;

•	alternative suppliers could increase component prices significantly; and

•	we may not be able to develop alternative sources for the components or licensed technology.
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
     Software utilized by us consists generally of widely used commercial software products and more specific use software licensed from other companies. Widely used commercial software is generally upgraded frequently. If our customers do not agree to regular upgrades of the systems we provide using this software, the systems may become obsolete and could result in customer dissatisfaction and cancellation or non-renewal of orders. In the event that we lose access to the more specific use software due to a dispute with the licensor or other reasons, or if the software manufacturer refuses specific upgrades, we would have to find a replacement for the software containing the necessary functionality, which could result in unplanned expenses, system problems and customer dissatisfaction.
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
     Our success and ability to compete is dependent in part on our proprietary technology developed by highly skilled employees who are experienced in designing and developing complex communications and information technology systems. We rely primarily on trade secrets and confidentiality procedures to protect our proprietary technology. These measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our systems or products or otherwise obtain and use our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology, potentially resulting in a loss of competitive advantage and decreased revenues. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and the laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or otherwise gaining access to our technology, which could harm our competitive position and our results of operations.
The U.S. government’s right to use technology developed by us limits our intellectual property rights.
     We do not have the right to prohibit the U.S. government from using certain technologies developed by us or to prohibit third parties, including our competitors, from using those technologies to provide products and services at the request of the U.S. government. The U.S. government has the right to royalty-free use of technologies that we have developed under U.S. government contracts. We are free to commercially exploit those government funded technologies and may assert our intellectual property rights to seek to block other non-government users thereof, but we are not assured of success in doing so.
We may be affected by intellectual property infringement claims.
     Our business operations rely extensively on procuring and deploying intellectual property. Our employees develop some of the software solutions and other forms of intellectual property that we use to provide information products and solutions to our customers, but we also procure a significant amount of the technology used in our business from primary vendors. While we require assignments of rights by our employees and see that licenses are in place for third-party technology, we may in the future be subject to claims from our employees or third parties who assert that software solutions and other forms of intellectual property that we use in delivering services and solutions to our customers infringe upon the intellectual property rights of such employees or third parties. If our vendors, employees or third parties assert claims that we or our customers are infringing on their intellectual property, we could incur substantial costs to defend these claims and management’s attention could be diverted from the operation of our business. In addition, if any of these infringement claims are ultimately successful, we could be required to:
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

     Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require us to assess our internal control over financial reporting annually. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of our internal controls in order to meet the detailed standards under these rules. We have evaluated our internal controls over financial reporting as effective as of September 30, 2008. See Item 9A – Controls and Procedures – Management’s Report on Internal Control Over Financial Reporting. Although we have evaluated our internal controls as effective as of September 30, 2008, in future fiscal years, we may encounter unanticipated delays or problems in assessing our internal controls as effective or in completing our assessments by the required dates. In addition, we cannot assure you that our independent registered public accountants will attest our internal controls as effective in future fiscal years. If we cannot assess our internal controls as effective, investor confidence and share value may be negatively impacted.
     We have incurred substantial operating costs in connection with the completion of our implementation and assessment and the auditor attestation under Section 404 of the Sarbanes-Oxley Act with respect to each of our fiscal years 2008, 2007 and 2006, and we expect to incur substantial operating expenses in meeting the requirements relating to internal control over financial reporting in the future. In addition, no assurance can be made that the operating expenses we incur in the future with respect to internal controls compliance will not exceed management’s expectations.
We may incur material impairment charges related to mergers and acquisitions.
     We have recognized goodwill of $173.9 million and $28.3 million of other amortizable long-lived assets, including customer-related and other intangible assets in connection with mergers and acquisitions as of September 30, 2008. In accordance with accounting rules, the goodwill is reviewed annually unless circumstances or events indicate that an impairment test should be performed sooner, and other long-lived assets are reviewed at the time circumstances or events indicate that an impairment test should be performed to determine if there has been any impairment to their value. The review for impairment is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flow, loss of expected contracts or customer relationships, or a change in market conditions may indicate potential impairment of recorded goodwill or other long-lived assets. We performed the test during the fourth quarter of fiscal year 2008 and found no impairment to the carrying value of goodwill or intangibles. In fiscal year 2007, we recognized a loss of $6.7 million with respect to the impairment of certain customer-related intangible assets originally recorded in connection with our acquisitions of SDRC, ProDesign and IRIS. Impairment of long-lived assets, including goodwill, in the future could have a material adverse effect on our results of operations.
We may be required to reduce our profit margins on contracts on which we use the percentage-of-completion accounting method.
     We record sales and profits on many of our contracts using the percentage-of-completion method of accounting. As a result, revisions made to our estimates of sales and profits are recorded in the period in which the conditions that require such revisions become known and can be estimated. Although we believe that our profit margins are fairly stated and that adequate provisions for losses for our fixed-price contracts are recorded in our financial statements, as required under U.S. generally accepted accounting principles (GAAP), we cannot assure you that our contract profit margins will not decrease or our loss provisions will not increase materially in the future.
Additional Risks Related to Our Commercial Business and Operations
     Risks that apply to our company as a whole also apply to our commercial business, and many of the same risks that can affect our government work can also affect our commercial work. There are additional risk factors, however, that are unique to our commercial business and operations.
Our commercial business is in its infancy.
     Our reputation was built within the government contracting arena. We do not have established credentials within the commercial marketplace, including contacts. The expansion of our footprint in the commercial world is a new initiative.

As a result, our ability to attract commercial customers is very small in comparison with other companies in our industry who have a long-standing presence in the commercial world. Any inability to attract commercial clients means that our commercial business will be curtailed and could potentially disappear, causing harm to our revenues and profits.
Our company is structured primarily for doing government business.

     Historically, a significant portion of our sales have been to the U.S. government and its agencies. The conduct of business, including marketing, bidding, procurement, pricing, contract terms and negotiations, is substantially different between the government and commercial customers. The majority of our personnel who price and negotiate contracts have their experience in the government, not the commercial, arena.
Our commercial customers and contracts are fewer, therefore our performance for them is more critical in the commercial marketplace.
     Our reputation in the commercial marketplace is currently dependent upon the work we do for and the references we receive from a narrow group of clients. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critical to our business. Our success will depend on our continued ability to develop and manage relationships with these significant customers and other customers in the future. There is no assurance that we will be able to diversify our customer base and curtail revenue concentration in the near future, if at all. We cannot be sure that we will be able to retain our largest customers, that we will be able to attract additional customers, or that our customers will continue to buy our systems and services in the same volume as in prior years. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or future price concessions that we may have to make could significantly harm our business.
Our commercial contracts may contain provisions that are unfavorable to us.
     Particularly in work for foreign companies, where the manner of contracting may be very different and the expectations of contractual obligations more onerous on suppliers, we may be faced with risks of doing business that are less favorable than the risks resulting from doing business in the United States. Apart from that, even in the U.S., contracts negotiated between companies are usually a give-and-take prospect, with the side having the greater leverage being able to insist on concessions. While our intent is always only to take on manageable risks, we could encounter situations in the commercial market where our contractual risk is either higher than we would like, or where the risk is so great that we will have to walk away from the opportunity. Either type of situation could negatively affect our revenues and/or our profits.
Commercial work is highly dependent upon customer demand.
     Our ability to attract commercial work is linked to our ability to develop and produce items of value in the commercial marketplace. If customers do not want to buy what we build, if demand for the commercial systems on which we work does not materialize or continue, or if our work on commercial programs is not timely or cost-effective, we will lose any foothold in the commercial market.
Commercial work is highly dependent upon the business plans and financial health of the companies who contract with us.
     Because we do not deal directly with end-users, our ability to obtain and maintain work in the commercial market is solely dependent upon the ability of other companies to do business with us. If these businesses change their market plans or strategy, if they sell off divisions, if they suffer financial set-backs for whatever reason, or if they merge with another company who does not want to continue a particular business sector, our future in the commercial marketplace could be severely curtailed or could disappear.

Commercial work in our industry is based upon rapidly changing technology.
     If we are unable to make investment in constantly updated technology, or if we are unable to find commercial business partners who are willing to bear part of the brunt of financial investment in developing technology, we will be unable to keep up with the changes in product refinement and we will lose our place in the commercial market.
Risks Related to Acquisitions
We intend to continue to pursue selective acquisitions, which may prove difficult in the current acquisition environment for defense and intelligence businesses.
     One of our key growth strategies is to pursue selective acquisitions. Since October 1, 2005, we have acquired Radix Technologies, Inc., San Diego Research Center, Inc., and Innovative Research, Ideas and Services Corporation as well as certain assets of Coherent Systems International, Corp. and ProDesign Solutions LLC, and we intend to pursue additional strategic acquisitions in the future. See Note 2 to our consolidated financial statements included in this report. Current valuations for businesses in the government, defense and intelligence sectors in which we operate are at historically high levels, and there is intense competition from government contractors of all types and sizes, commercial information technology providers, special purpose acquisition companies and private equity firms for acquisition candidates operating in these sectors. In addition, we intend to seek to acquire businesses with specialized technology capabilities and products that complement or expand our existing capabilities and products, businesses that expand our relationships with existing customers, and businesses that offer us opportunities to diversify or expand our customer base. These types of businesses are still in high demand and other prospective purchasers who have substantially greater resources than we do may offer to acquire such businesses upon such economic terms that are hard for us to match. We may not be able to identify and execute suitable acquisitions in the future on terms that are favorable to us, or at all.  In addition, given the current economic environment, we may not be able to obtain sufficient capital to pursue those acquisitions which may have favorable terms.
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
     In addition, the success of our acquisition strategy will depend upon our ability to successfully integrate any businesses we may acquire in the future. The integration of these businesses into our operations may result in unforeseen events or operating difficulties, absorb significant management attention and require significant financial resources that would otherwise be available for the ongoing development of our business. These integration difficulties could include:
•	the integration of personnel with disparate business backgrounds;

•	the transition to new information systems;

•	the coordination of geographically dispersed organizations;

•	the reconciliation of different corporate cultures, pay structures and benefits plans; and

•	the synchronization of disclosure and financial reporting controls of acquired companies with our controls and, where applicable, improvement of the acquired company’s controls.
     Since we have surpassed the 750 employee size standard eligibility for new awards under the Small Business Innovative Research (“SBIR”) program, any “small business” company we acquire will likely lose its eligibility to bid on new SBIR contracts once it is acquired by us. In addition, the imposition of Small Business Administration rules requiring small businesses to recertify as to their small business status before award of options or extensions to existing contracts may limit our ability to meet our growth objectives from acquired small businesses. For these or other reasons, we may be unable to retain key customers of acquired companies or to retain or renew contracts of acquired companies. Moreover, any acquired business may fail to generate the revenue or net income we expected or produce the efficiencies or cost-savings that we anticipated. Any of these outcomes could materially adversely affect our operating results.
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
Risk Related to Ownership of Our Common Stock
Our current and former executive officers, whose interests may not be aligned with yours, may be able to control the vote on matters requiring stockholder approval.
     As of November 18, 2008 our current executive officers (Terry L. Collins, Victor F. Sellier, Kerry M. Rowe and Aaron N. Daniels) collectively held approximately 24% of our total outstanding shares of common stock entitled to vote on matters requiring stockholder approval and, together with former executive officers Thomas E. Murdock and S. Kent Rockwell, our current and former executive officers held approximately 36% of our outstanding common stock entitled to vote on such matters as of November 18, 2008. Accordingly, our current and former executive officers as a group may control the vote on matters requiring stockholder approval, including the election of directors. The interests of our executive officers may not be fully aligned with yours. Although there is no agreement among our executive officers with respect to the voting of their shares, this concentration of ownership may delay, defer or even prevent a change in control of our company, and make transactions more difficult or impossible without the support of all or some of our executive officers. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     We conduct a major portion of our operations at our headquarters located at 12701 Fair Lakes Circle, Fairfax, VA 22033. This is a 10 story building in a mixed use office park that includes commercial, residential, and retail properties. Our leased space encompasses 165,000 square feet of the 253,000 square feet available in the building. This space includes appropriately constructed office, laboratory and meeting areas suitable for our classified and unclassified government work. This lease extends until February 2015.

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

	Estimated
	Square			Principal
Address	Feet	Lease Term	Description	Activity
12701 Fair Lakes Circle Fairfax, VA 22033	165,000	Leased, Expiration Date: 2/28/2015	Multi-floor tenant in ten-story office building.	Engineering/ Administration

99 Spruce St Windber, PA 15963	90,000	Leased, Expiration Date: 9/30/2012	One-story facility	Engineering/ Production/ Administration

8419 Terminal Road Newington, VA 22122	67,220	Leased, Expiration Date: 6/30/2014	Two one-story and one partial two-story adjacent block buildings in an industrial park.	Engineering/ Production/ Administration

90 Laurel View Drive Smithfield, PA 15478	66,000	Leased, Expiration Date: 9/15/2013	One-story facility.	Engineering/ Production/ Administration

Mesa Ridge Road San Diego, CA 92121	39,939	Leased, Expiration Date: 8/31/2010	Two-story facilities.	Engineering/ Administration

1386-1390 Connellsville Rd Lemont Furnace, PA 15456	30,000	Leased, Expiration Date: 4/1/2014	One-story facility.	Engineering/ Production
     In addition to the facilities listed above, we lease office space at 12 other locations. These facilities are located in:
•	Ventura, California;

•	Orlando, Ft Walton Beach, Largo, and Tampa, Florida;

•	Annapolis Junction and Lexington Park, Maryland;

•	Ann Arbor, Michigan;

•	Camden, New Jersey;

•	Doylestown, Pennsylvania; and

•	Copperas Cove and San Antonio, Texas.

ITEM 3. LEGAL PROCEEDINGS
We are subject to litigation, from time to time, in the ordinary course of business including, but not limited to, allegations of wrongful termination or discrimination.
     On November 1, 2007, the Company filed suit in the Circuit Court of Fairfax County, Virginia, against Optical Air Data Systems, LLC (“OADS”) seeking approximately $642,000 in damages with respect to OADS’ failure to pay the Company for work performed under a subcontract with OADS in 2004 and 2005. On November 1, 2007, the Company was served with a complaint filed by OADS in the Circuit Court of Prince William County, Virginia, alleging one count of breach of contract and one count of breach of confidential disclosure agreement relating to the Company’s work under the OADS subcontract. The Company’s above-noted claim under the subcontract has since become a counterclaim in the lawsuit OADS filed against the Company in Prince William County, Virginia Circuit Court. On May 16, 2008, OADS amended its complaint to further allege that the Company conspired with a former OADS employee to damage OADS’ business, that the Company tortuously interfered with the employee’s employment agreements with OADS and that the Company interfered with OADS’ future business expectancies. On August 15, 2008, OADS further amended its Complaint to allege that the Company misappropriated OADS’ unspecified trade secrets and to seek injunctive relief. The damages claimed under the OADS’ complaint as amended are compensatory damages in excess of $400 million, unspecified punitive damages and attorneys’ fees, treble damages under one count relating to an alleged combination to injure OADS’ trade or business, and double damages under the trade secrets claim. The parties are in the midst of discovery in this case, and a trial date has been scheduled for early March 2009. The Company believes OADS’ claims and alleged damages are wholly without merit, and is vigorously defending against them while pursuing its original claim for non-payment.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended September 30, 2008.
SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
     The following is a list of our executive officers, including their names, ages and offices held, as of November 15, 2008.

Name	Age	Position with Registrant
Terry L. Collins, Ph.D.	63	Chairman of the Board, Chief Executive Officer and President
Victor F. Sellier	59	Executive Vice President
Kerry M. Rowe	49	Vice President, Chief Operating Officer
Aaron N. Daniels	47	Vice President, Chief Financial Officer and Treasurer

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     Our common stock is traded on the NASDAQ Global Select Market under the symbol “STST”.
     The following table sets forth the range of high and low sales prices of our common stock for the periods indicated.

	High	Low
Fiscal 2008
Fourth Quarter	$27.78	$22.65
Third Quarter	25.94	16.38
Second Quarter	18.75	15.26
First Quarter	22.11	17.50

Fiscal 2007
Fourth Quarter	$23.73	$15.18
Third Quarter	29.44	19.95
Second Quarter	26.63	21.14
First Quarter	25.00	18.70
     There were 524 record holders of our common stock on November 18, 2008. On November 18, 2008, the last reported sale price of our common stock on the NASDAQ Global Select Market was $21.53 per share.
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
Equity Compensation Plan Information
     Set forth below is information as of September 30, 2008 regarding our equity compensation plans.

	Number of	Weighted
	securities to be	average exercise
	issued upon	price of	Number of
	exercise of	Outstanding	securities
	outstanding	options,	remaining
	options, warrants	warrants and	available for
Plan category	and rights	rights	future issuance
Equity compensation plans approved by security holders	1,495,375	$18.33	2,712,019
Equity compensation plans not approved by security holders (1)	572,567	8.62	—

Total	2,067,942	$15.64	2,712.019

(1)	Consists entirely of shares of common stock issuable upon exercise of options under the Argon Engineering Associates, Inc. Stock Plan. There will be no further options or common stock granted under this plan.

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
Common Stock Performance Graph
     The following graph shows the cumulative total return resulting from a hypothetical $100 investment in the Company’s common stock on September 30, 2003 through September 30, 2008. Stock price performance over this period is compared to the same amount invested in the Russell 2000 Index and the BB&T Defense Electronics Index over the same period. While total stockholder return can be an important indicator of corporate performance, it is not necessarily indicative of its degree of success in executing business plans, particularly over short periods.

	PERFORMANCE GRAPH TABLE
	As of September 30, (in dollars)
	2003	2004	2005	2006	2007	2008

Argon ST Stock	$100	$177	$185	$151	$125	$148
Russell 2000 Index	100	117	137	149	165	139
BB&T Defense Electronics Index	100	139	142	155	218	175
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

     On September 29, 2004, a wholly-owned subsidiary of Sensytech merged with and into Argon Engineering. While Sensytech was the legal acquirer, the acquisition was accounted for as a reverse acquisition, whereby Argon Engineering was deemed to have acquired Sensytech for financial reporting purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements presented for the period prior to the acquisition date are the statements of Argon Engineering except for stockholders’ equity which has been retroactively restated for the equivalent number of shares of the legal acquirer. The operations of the former Sensytech businesses have been included in the financial statements from the date of acquisition.
     The selected financial data for September 30, 2004 reflect the results from operations of Argon Engineering. Balance sheet and backlog data include Sensytech as of September 30, 2004, while results from operations include Sensystech from September 29, 2004, the date of the merger.

	Years Ended September 30
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Contract revenues	$340,934	$282,209	$258,835	$271,754	$129,184

Cost of revenues	279,932	229,767	206,023	222,792	107,307

General and adminstrative expenses	22,432	17,342	15,926	10,586	4,604

Research and development expenses	6,656	7,035	6,286	3,992	1,301

Impairment of intangible assets	—	6,748	—	—	—

Income from operations	31,914	21,317	30,600	34,384	15,972

Other income, net	615	1,318	1,180	698	154

Income before income taxes	32,529	22,635	31,780	35,082	16,126

Provision for income taxes	(12,256)	(7,933)	(12,385)	(13,301)	(6,177)

Net income	$20,273	$14,702	$19,395	$21,781	$9,949

Earnings per share
Basic	$0.94	$0.66	$0.90	$1.10	$0.81

Diluted	$0.92	$0.65	$0.87	$1.06	$0.74

	Years Ended September 30
	2008	2007	2006	2005	2004
	(In thousands)
Balance sheet data
Cash and cash equivalents	$15,380	$22,965	$14,800	$4,064	$29,732
Total assets	$340,338	$329,645	$313,531	$249,834	$221,741
Total debt	$100	$218	$86	$11,138	$282
Stockholder’s Equity	$292,444	$274,836	$265,696	$192,013	$160,925

Other data
Backlog (unaudited)	$322,868	$304,850	$225,169	$271,107	$228,819
Dividends	$—	$—	$—	$—	$7,851
     Reclassification is made to the fiscal year 2006 balance sheet, to conform to the current year presentation, to separate auction rate securities from cash and cash equivalents. The Company held no such investments at September 30, 2007 and 2008. The net effect of this reclassification was to decrease the previously reported amount of cash and cash equivalents at September 30, 2006 by $14,800.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
     Statements in this annual report on Form 10-K, including without limitation in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are forward-looking statements under the provision of the Private Securities Litigation Reform Act of 1955. All forward-looking statements involve risks and uncertainties. These statements are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions or results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties including those set forth in “Risk Factors” under Item 1A of this Report. In addition to those risks specifically mentioned in this report, such risks and uncertainties include, but are not limited to, the existence of demand for, and acceptance of our products and services, regulatory approvals, export approvals, economic conditions both domestically and internationally, the impact of competition and pricing, results of financing efforts and other factors affecting our business that are beyond our control. All of the forward-looking statements should be considered in light of all of the foregoing factors. You should not put undue reliance on any forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect new information, future events or otherwise.
Overview
General
     We are a leading systems engineering, development and services company providing full-service C5ISR (command, control, communications, computers, combat systems, intelligence, surveillance and reconnaissance) systems and services in several markets, including without limitation maritime defense, airborne reconnaissance, ground systems, tactical communications and network systems and security. These systems and services are provided to a wide range of defense and intelligence customers as well as commercial enterprises. Our systems provide communications intelligence, electromagnetic intelligence, electronic warfare and information operations capabilities that enable our defense and intelligence customers to detect, evaluate and respond to potential threats. These systems are deployed on a range of military and strategic platforms including surface ships, submarines, unmanned underwater vehicles (“UUV”), aircraft, unmanned aerial vehicles (“UAV”), land mobile vehicles, fixed site installations and re-locatable land sites.

Segments
     We have reviewed our business operations and determined that we operate in a single homogeneous business segment. Our financial information is reviewed and evaluated by the chief operating decision maker on a consolidated basis relating to the single business. We sell similar products and services that exhibit similar economic characteristics to similar classes of customers, primarily the U.S. government. Revenue is internally reviewed monthly by management on an individual contract basis as a single business.
Revenues
     Our revenues are primarily generated from the entire life cycle of complex sensor systems under contracts predominately with the U.S. government and major domestic prime contractors, as well as with foreign governments, agencies and defense contractors. This life cycle spans across the design, development, production, installation and support of the system.
     Our government contracts can be divided into three major types: cost reimbursable, fixed-price and time and materials.
     Cost reimbursable contracts are primarily used for system design and development activities in the early stages of the life cycle. Cost reimbursable contracts typically have profit margins that are less than fixed price contracts as the U.S. government customer assumes the cost risk on these contracts. However, even though the U.S. Government customer bears the cost risk, the contractor is not allowed to exceed the cost ceiling on the contract without the approval of the customer. Cost reimbursable contracts are used in the early stages of the life cycle since these activities typically involve considerable risks to the contractor, including risks related to cost estimates on complex systems, performance risks associated with real time signal processing, embedded software, high performance hardware, and requirements that are not fully understood by the customer or us, the development of technology that has never been used, and interfaces with other systems that are in development or are obsolete without adequate documentation. Fees under these contracts are usually fixed at the time of negotiation; however, in some cases the fee is an incentive or award fee based on cost, schedule, and performance or a combination of those factors.
     Fixed-price contracts are typically used for the production stages of the life cycle of our systems. Development activities similar to activities performed under previous contacts may also be covered by fixed-price contracts, due to the low risk involved. In these contracts profit margins are generally higher than the cost reimbursable contracts as cost risks are borne entirely by the contractor. Some fixed-price contracts include an award fee or an incentive fee as well as the negotiated profit. Most foreign customers, and some U.S. customers, use fixed-price contracts for design and development work even when the work is considered high risk.
     Time and materials contracts are based on hours worked, multiplied by approved labor rates, plus other costs incurred and allocated.
     The following table represents our revenue concentration by contract type for the periods indicated:

	Fiscal Year Ended
	September 30,	Fiscal Year Ended	Fiscal Year Ended
Contract Type	2008	September 30, 2007	September 30, 2006
Fixed-price contracts	58%	60%	65%

Cost reimbursable contracts	38%	35%	25%

Time and materials contracts	4%	5%	10%

     We approach each program with attentiveness to the system life cycle to optimize the opportunity for longer tem relationships involving the higher margin production content. As such, much of our current production work has been derived from programs for which we have performed the initial development work. These programs are next generation systems replacing existing, obsolete systems that were developed by other companies. We were able to displace these companies primarily on the basis of technological capability. We believe that the current state of world affairs and the U.S. government’s emphasis on protecting U.S. citizens will cause funding of these programs to continue.
     The increase in our contract mix of cost-reimbursable contracts for the year ended September 30, 2008 as compared to the year ended September 30, 2007 resulted primarily from the addition of contracts from Coherent and the effects of the contributed revenue from our cost-reimbursable development type contracts, including the SSEE Increment F program.  Coherent was acquired in the fourth quarter of fiscal year 2007 and had a significant amount of cost-reimbursable type contracts.
Backlog
     We define backlog as the funded and unfunded amount provided in our contracts, less previously recognized revenue. Contract options are estimated separately and not included in backlog until they are exercised and funded. Backlog does not include the value of a contract where the customer has given permission to begin or continue working, but where a formal contract or contract extension has not yet been signed.
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
     Our backlog consisted of the following at September 30:

(In thousands)	2008	2007	2006
Funded	$272,620	$246,571	$162,796
Unfunded	54,672	58,279	62,373

Total	$327,292	$304,850	$225,169

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

(In thousands)	2008	2007	2006
Internal research and development	$6,656	$7,035	$6,286
Customer-funded research and development	80,005	73,397	50,130

Total	$86,661	$80,432	$56,416

     In fiscal years 2008, 2007 and 2006, internal research and development expenditures represented 2.0%, 2.5% and 2.4% of our revenues, respectively. We expect that research and development expenses will continue to represent approximately 2% to 3% of our consolidated revenue in future periods.
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
Revenue and Cost Recognition
     General
     The majority of our contracts, which are with the U.S. government, are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts. These contracts are transacted using written contractual arrangements, most of which require us to design, develop, manufacture and/or modify complex products and systems, and perform related services according to specifications provided by the customer. We account for fixed-price contracts by using the percentage-of-completion method of accounting and for substantially all contracts, the cost-to-cost method is used to measure progress towards completion. Under this method, contract costs are charged to operations as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. In the case of contracts with materials requirements, revenue is recognized as those materials are applied to the production process in satisfaction of the contracts’ end objectives. We account for cost reimbursable contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying the negotiated fee rate to actual costs on an individual contract basis.

     Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under the contract, the cost of the effort, and an ongoing assessment of our progress toward completing the contract. From time to time, as part of our management processes, facts develop that require us to revise our estimated total costs or revenue. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known.
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
     Indirect Rate Variance
     We apply overhead and general and administrative expenses (indirect expenses) as a percentage of direct contract costs based on annual budgeted indirect expense rates. To the extent actual expenses for an interim period are greater than the budgeted rates, the variance is deferred if management believes it is probable that the variance will be absorbed by future contract activity. This probability assessment includes projecting whether future indirect costs will be sufficiently less than the annual budgeted rates or can be absorbed by seeking increased billing rates applied on cost-plus-fee contracts. At the end of each interim reporting period, management assesses the recoverability of any amount deferred to determine if any portion should be charged to expense. In assessing the recoverability of variances deferred, management takes into consideration estimates of the amount of direct labor and other direct costs to be incurred in future interim periods, the feasibility of modifications for provisional billing rates, and the likelihood that an approved increase in provisional billing rates can be passed along to a customer. Variances are charged to expense in the periods in which it is determined that such amounts are not probable of recovery. At the end of the fiscal year 2008, indirect rates are applied using actual costs incurred. Indirect rate variances of approximately $2.3 million were applied against contracts in the fourth quarter of fiscal year 2008. The variance was primarily due to a reduced direct labor base from several anticipated contracts commencing later than expected as well as a higher than anticipated expenditure related to business development initiatives.
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
Goodwill
     Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test for impairment at least annually using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. During the years prior to fiscal year 2008, the Company operated as four reporting units, at which time, the fair value of each reporting unit was estimated using a combination of the income, or discounted cash flows approach and the market approach. During fiscal year 2008, due to the change in the Company’s organizational structure and its operations, the Company operates as a single reporting unit.

The fair value of the reporting unit is estimated using a market capitalization approach. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We performed the test during the fourth quarter of fiscal year 2008 and found no impairment to the carrying value of goodwill.
Long-Lived Assets (Excluding Goodwill)
     We follow the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization. SFAS No.144 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Impairment losses are treated as permanent reductions in the carrying amount of the assets. For the year ended September 30, 2007, we recorded a $6.7 million loss for the impairment of customer related intangible assets initially recorded at the time of the SDRC, ProDesign and IRIS acquisitions. A change in our assumptions used to measure impairment could cause an additional impairment in the future.
Accounts Receivable
     We are required to estimate the collectability of our accounts receivables. Judgment is required in assessing the realization of such receivables, and the related reserve requirements are based on the best facts available to us. Since most of our revenue is generated under U.S. government contracts, our current accounts receivable reserve is not significant to our overall receivables balance.
Stock-Based Compensation
     Effective October 1, 2005, the Company adopted Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”) using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value. The compensation expense is amortized on a straight-line basis over the requisite service period of the grant and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. See Note 8 for further disclosure of our stock-based benefit plans and related activity.
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
     Expected Volatility. The expected volatility of the our shares was estimated based upon the historical volatility of share price of our common stock over a historical period, as being representative of the price volatility expected in the future. This volatility is comparable to the volatilities reported by companies within the Company’s peer group.
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
     Post-vest Percentage. The post-vest percentage is the rate at which employees are likely to exercise their options earlier than usual as a result of their termination of employment, as estimated by management. Employees have 90 days and directors have 1 year to exercise their options upon termination of employment or resignation from the board. The post-vest percentages used in valuing options granted during the years ended September 30, 2008, 2007 and 2006 were 1.94%, 5.78% and 3.08%, respectively. For options granted to directors and certain individual awards, the post vest percentage was zero.
Historical Operating Results
Fiscal year ended September 30, 2008 compared to fiscal year ended September 30, 2007
     The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, research and development expenses, impairment of intangible assets, interest income and expense and income tax expense and net income, and the changes in these items for the fiscal years indicated:

			Increase
	September 30,	September 30,	(Decrease) 2007
(Amounts in thousands)	2008	2007	Compared to 2006
Contract revenues	$340,934	$282,209	$58,725
Cost of revenues	279,932	229,767	50,165
General and administrative expenses	22,432	17,342	5,090
Research and development expenses	6,656	7,035	(379)
Impairment of intangible assets	—	6,748	(6,748)
Interest income and interest expense	615	1,318	(703)
Provision for income taxes	12,256	7,933	4,323
Net income	20,273	14,702	5,571
Contract Revenues:
     Revenues increased approximately $58.7 million or 21% during fiscal year 2008. The increase in revenues is primarily attributable to the inclusion of Coherent operations, which were acquired in the fourth quarter of fiscal 2007, and contributed approximately $27 million of the increase. Additionally, three contracts related to tactical communications and networking capabilities contributed approximately $13 million the increase in revenues. The remaining increase is due to work performed on backlog existing as of the beginning of our fiscal year and additional contract awards in 2008 across a broad spectrum of our business.

Cost of Revenues:
     Cost of revenues increased approximately $50.2 million or 22% for fiscal year 2008 as compared to fiscal year 2007. The increase was primarily due to increased contract activity and increased revenue as well as the inclusion of the operations of Coherent. Direct materials costs increased $14.8 million and direct labor increased $7.6 million consistent with the increase in production activity, including the SSEE programs. Other direct costs, including costs related to subcontracted work, increased $15.0 million. As a result of the increased direct costs, overhead costs allocable to such direct costs increased $11.4 million. We also realized increases in other costs including a $1.0 million increase in stock-based compensation included in cost of revenue and a $0.4 million increase in costs associated with a retention bonus related to the acquisition of SDRC. Cost of revenues as a percentage of total revenue increased to 82% for the year ended September 30, 2008 as compared to 81% for the year ended September 30, 2007. This increase is due to both the increase in the stock-based compensation and retention bonus amounts as well as an increase in cost-reimbursable type contracts for the period.
General and Administrative Expenses:
     General and administrative expenses increased approximately $5.1 million or 29% for fiscal year 2008, as compared to the fiscal year 2007. The increase in general and administrative expenses for the year ended September 30, 2008 was due primarily to a $2.1 million increase in fully burdened labor costs related to increased bid and proposal activity and a $0.7 million increase in fully burdened other indirect labor to support an increase in business activity including a full year of operations of Coherent, which was acquired in the fourth quarter of fiscal year 2007. We also realized in increase in legal fees of $1.0 million related to general corporate matters and claims, including our defense of claims against us by Optical Air Data Systems, a $0.5 million increase in third party accounting fees primarily due to additional work performed related to pursue research and development tax credits and the Coherent acquisition, and a $0.3 million increase in stock-based compensation attributable to general and administrative employees. General and administrative expenses as a percentage of revenue were 7% and 6% for the years ended September 30, 2008 and 2007, respectively.
Research and Development Expenses:
     Research and development expenses decreased $0.4 million or 1% for fiscal year 2008 as compared to fiscal year 2007. The decrease in research and development expenses was due to the timing of specific planned research and development projects. Research and development expenditures represented 2.0% and 2.5% of our consolidated revenues for the years ended September 30, 2008 and 2007, respectively. We expect that research and development expenditures will continue to represent approximately 2% to 3% of our consolidated revenue in future periods.
Impairment of Intangible Assets:
     At the times of the San Diego Research Center, Inc., ProDesign Solutions, LLC, and Innovative Research, Ideas, and Services Corporation acquisitions, we anticipated the award of certain specific revenue generating contracts and allocated a portion of the purchase price to such contracts as a customer related intangible asset. In 2007, we were not awarded all of the anticipated contracts and performed an impairment analysis in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In connection with this analysis, in the results of operations for the period ending September 30, 2007, we recognized an impairment loss of $6.3 million for the impairment of customer related intangible assets acquired from San Diego Research Center Inc. and we have recognized an impairment loss of approximately $0.4 million for the impairment of customer related intangible assets acquired from ProDesign Solutions, LLC and Innovative Research, Ideas, and Services Corporation. No such impairment charge was recorded in fiscal 2008.
Interest Income and Interest Expense:
     Interest income net of interest expense decreased approximately $0.7 million for fiscal year 2008, as compared to the fiscal 2007. This decrease was a result of lower average cash balances in fiscal year 2008 as compared to fiscal year 2007.

Provision for Income Taxes:
     Our provision for income taxes for fiscal year 2008 was $12.3 million as compared to approximately $7.9 million for the fiscal year 2007. The effective tax rate for fiscal year 2008 was 37.7% compared to 35.1% for fiscal year 2007. The increase in our effective tax rate was primarily due to a 1.6% total increase to our effective rate from less tax exempt interest in fiscal 2008 as compared to fiscal 2007 and a 1.1% increase to our effective rate as a result of the lapse of the research and development tax credit as of December 31, 2007. On October 3, 2008, the research and development tax credit was re-enacted retroactively to include the period of January 1, 2008 to December 31, 2008. We expect to see a benefit from such re-enactment in our first quarter of fiscal 2009.
Net Income:
     As a result of the above, net income increased $5.6 million, or 38% for fiscal year 2008 as compared to fiscal year 2007.
Fiscal year ended September 30, 2007 compared to fiscal year ended September 30, 2006
     The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, research and development expenses, impairment of intangible assets, interest income and expense and income tax expense and net income, and the changes in these items for the fiscal years indicated:

			Increase
	September 30,	September 30,	(Decrease) 2007
(Amounts in thousands)	2007	2006	Compared to 2006
Contract revenues	$282,209	$258,835	$23,374
Cost of revenues	229,767	206,023	23,744
General and administrative expenses	17,342	15,926	1,416
Research and development expenses	7,035	6,286	749
Impairment of intangible assets	6,748	—	6,748
Interest income and interest expense	1,318	1,180	138
Provision for income taxes	7,933	12,385	(4,452)
Net income	14,702	19,395	(4,693)
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
Impairment of Intangible Assets:
     At the times of the San Diego Research Center, Inc., ProDesign Solutions, LLC, and Innovative Research, Ideas, and Services Corporation acquisitions, we anticipated the award of certain specific revenue generating contracts and allocated a portion of the purchase price to such contracts as a customer related intangible asset. In 2007, we were not awarded all of the anticipated contracts and performed an impairment analysis in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In connection with this analysis, in the results of operations for the fiscal year ended September 30, 2007, we recognized a $6.3 million charge for the impairment of customer related intangible assets acquired from San Diego Research Center Inc. and we have recognized an impairment loss of approximately $0.4 million for the impairment of customer related intangible assets acquired from ProDesign Solutions, LLC and Innovative Research, Ideas, and Services Corporation.
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
Analysis of Liquidity and Capital Resources
     Our liquidity requirement relate primarily to the funding of working capital requirements supporting operations, capital expenditures, and strategic initiatives including potential future acquisitions and research and development activities.
     Cash
     At September 30, 2008, we had cash of $15.4 million compared to cash of $23.0 million at September 30, 2007, a decrease of $7.6 million. Our largest source of cash during fiscal year 2008 was net income as adjusted for non-cash reconciling items including depreciation and amortization, changes in deferred income taxes and stock-based compensation. The primary uses of cash during fiscal year 2008 were for cash paid to acquire property, equipment and software of $11.6 million, our purchase of $7.9 million of our common stock and cash paid in acquisitions net of previously held restricted cash of $3.5 million.
     Line of Credit
     We maintain a $40.0 million line of credit with Bank of America, N.A. The credit facility will terminate on February 28, 2010. Although we can provide no assurances, we have a longstanding relationship with Bank of America, N.A. and we expect that we will renegotiate a renewal of our line of credit as it nears expiration. The credit facility contains a sublimit of $15.0 million to cover letters of credit. In addition, borrowings on the line of credit bear interest at LIBOR plus 150 basis points. An unused commitment fee of 0.25% per annum, payable in arrears, is also required.
     All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the product of 1.5 and the Company’s earnings before interest expense, taxes depreciation and amortization (EBITDA) for the trailing 12 months, calculated as of the end of each fiscal quarter. For the year ended September 30, 2008, EBITDA, on a trailing 12 month basis, was $40.9 million. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of September 30, 2008, the Company was in compliance with these covenants and the financial ratio.
     At September 30, 2008, there were no borrowings outstanding against the line of credit. Letters of credit and debt consisting of capital lease obligations at September 30, 2008 amounted to $2.2 million, and $37.8 million was available on the line of credit. In February 2008, the Company borrowed $7.0 million from the line of credit to fund its current operations which was repaid by March 30, 2008. In October 2008, the Company borrowed $5.0 million from its line of credit to fund its current operations. We intend to repay this amount in full prior to end of our first fiscal quarter in fiscal year 2009.
     Cash Flows
     For fiscal year 2008 cash of $13.2 million was provided by operating activities compared to $27.5 million provided by operating activities during fiscal year 2007. Cash provided by operating activities in fiscal 2008 was primarily comprised of $31.3 million of net income as adjusted for non-cash reconciling items including depreciation and amortization, changes in deferred income taxes, and stock-based compensation. Net income, as adjusted for non-cash reconciling items was reduced by $18.0 million as a result of changes in operating assets and liabilities. This change was driven by an $9.2 million increase in accounts receivable, a decrease of $8.8 million of deferred revenue, a decrease $2.6 million of accrued salaries, and changes to other operating assets and liabilities of $3.2 million, all of which were partially offset by the $5.6 million increase in accounts payable.

     The change in our accounts receivable and deferred revenue is due primarily to the timing of our contractual ability to bill our customers and subsequently receive payments on such billings. Many of our fixed-price contracts contain provisions under which our customers are required to make payments when we achieve certain milestones. In many instances, these milestone payments occur after we have incurred the associated costs to which the payments will be applied. For example, under some of our contracts, providing certain deliverables constitutes a milestone for which we receive a significant payment near the end of the contract, but we incur costs to complete the deliverables ratably over the life of the contract. We generally recognize revenue as costs are incurred and revenue recognition criteria are met, with a corresponding increase in unbilled receivables.
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
     Net cash used in investing activities was $14.0 million compared to $15.5 million in fiscal year 2007. The investing activities in 2008 were comprised primarily of $10.8 million cash paid for acquisitions of property, equipment and software. The remainder of cash was used to settle contingent consideration of $3.5 million related to the acquisition of Coherent, net of cash which was previously restricted for such activities. We expect that our investment in property and equipment will continue as we upgrade and replace older equipment and as our employee base increases. In fiscal 2006 and 2007, we had significant purchases and sales of investments as the result of our investment strategy to hold auction rate securities. As of September 30, 2007, all such securities were sold, and we did not purchase additional auction rate securities in fiscal 2008.
     Net cash used in financing activities was $6.0 million for fiscal year 2008 compared to $7.8 million in fiscal year 2007. Financing activities in 2008 comprised primarily of $7.9 million used to repurchase 452,100 shares of our common stock under the stock repurchase program and $0.1 million of principal repayments on capital leases, partially offset by $2.0 million of proceeds from the exercise of stock options, employee stock purchase plan exercises and the tax benefit of stock option exercises. The stock plan which all shares were repurchased in fiscal year 2008 ended in August 2008. In December 2008, our Board of Directors approved a plan to purchase up to an additional 1,000,000 shares prior to November 2009.
     We believe that the combination of internally generated funds, cash and cash equivalents on hand and available bank credit will provide the required liquidity and capital resources necessary to fund ongoing operations, customary capital expenditures and other working capital needs over the next 12 months.
Contractual Obligations and Commitments
     As of September 30, 2008, our contractual cash obligations were as follows:

		Due in	Due in	Due in	Due in	Due in
(In thousands)	Total	2009	2010	2011	2012	2013	Thereafter
Capital leases	$113	$66	$33	$14	—	—	—
Operating leases	$40,363	$8,279	$7,626	$6,832	$6,607	$6,516	$4,503
Earn-out obligation (a)	3,200	3,200	—	—	—	—	—

Total	$43,676	$11,545	$7,659	$6,846	$6,607	$6,516	$4,503

(a)	Under the Coherent purchase agreement, as amended, we have agreed to pay shareholders of Coherent an additional $3.2 million in cash in the event that certain bookings targets are met as of July 2009.

     As of September 30, 2008, our other commercial commitments were as follows:

(in thousands)	Total	Less Than 1 Year	1-3 Years
Letters of credit	$2,076	$2,076	—
     Contingent income tax obligations. As of September 30, 2008, we have recorded a net liability of $338,000 for uncertain tax positions. For further discussion of these contingencies, see Note 10.
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
     In December 2007, the FASB issued Statement of Financials Accounting Standards No. 141R, Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141 Business Combinations. SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interest, contingent consideration, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring cost be expensed as incurred rather than capitalized a component of the business combination. SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R would have an impact on accounting for any business combinations occurring after our fiscal year ending September 30, 2008. The Company is currently assessing the impact, if any, of this statement on its consolidated financial position, results of operations, or cash flows.

     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of EITF 07-3 will have any material effect on our consolidated financial position, results of operations, or cash flows.
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
Interest Rates:
     Our line of credit financing provides available borrowing to us at a variable interest rate tied to the bank’s prime interest rate or the LIBOR rate. At September 30, 2008, we had no borrowing under the line of credit. Upward movement in interest rates would result in our incurring higher interest expenses to the extent amounts are outstanding under our line of credit.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information called for by this item is provided under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks” above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Argon ST, Inc.
We have audited the accompanying balance sheets of Argon ST, Inc. and subsidiaries (the Company) as of September 30, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008. We also have audited the Company’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Argon ST, Inc. as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

As discussed in Note 1 to the financial statements, effective October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

/s/ Grant Thornton LLP McLean, Virginia December 4, 2008

ARGON ST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

	September 30,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,380	$22,965
Accounts receivable, net	104,859	95,639
Inventory, net	3,757	2,927
Income taxes receivable	360	759
Deferred project costs	3,412	662
Deferred income tax asset	4,534	3,218
Prepaids and other	1,644	1,733

TOTAL CURRENT ASSETS	133,946	127,903
Property, equipment and software, net	27,558	22,822
Restricted cash	—	1,800
Goodwill	173,948	170,192
Intangibles, net	4,055	5,760
Other assets	831	1,168

TOTAL ASSETS	$340,338	$329,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$29,133	$23,796
Accrued salaries and related expenses	10,283	12,899
Deferred revenue	4,361	12,651
Capital lease obligations, current portion	56	112
Deferred rent, current portion	76	569

TOTAL CURRENT LIABILITIES	43,909	50,027
Deferred income tax liability, long-term	1,900	1,794
Deferred rent, net of current portion	1,383	1,082
Capital lease obligations, net of current portion	44	106
Other long-term liabilities	658	1,800
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock:
$.01 Par Value, 100,000,000 shares authorized, 22,775,423 and 22,561,639 shares issued at September 30, 2008 and 2007, respectively	228	226
Additional paid in capital	222,349	217,038
Treasury stock at cost:
1,126,245 and 674,145 shares at September 30, 2008 and 2007, respectively	(18,425)	(10,527)
Retained earnings	88,292	68,099

TOTAL STOCKHOLDERS’ EQUITY	292,444	274,836

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$340,338	$329,645

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share and share amounts)

	For the Year Ended September 30,
	2008	2007	2006
CONTRACT REVENUES	$340,934	$282,209	$258,835

COST OF REVENUES	279,932	229,767	206,023

GENERAL AND ADMINISTRATIVE EXPENSES	22,432	17,342	15,926
RESEARCH AND DEVELOPMENT EXPENSES	6,656	7,035	6,286
IMPAIRMENT OF INTANGIBLE ASSETS	—	6,748	—

INCOME FROM OPERATIONS	31,914	21,317	30,600

INTEREST INCOME, NET	615	1,318	1,180

INCOME BEFORE INCOME TAXES	32,529	22,635	31,780
PROVISION FOR INCOME TAXES	12,256	7,933	12,385

NET INCOME	$20,273	$14,702	$19,395

EARNINGS PER SHARE (BASIC)	$0.94	$0.66	$0.90

EARNINGS PER SHARE (DILUTED)	$0.92	$0.65	$0.87

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	21,682,069	22,318,245	21,659,606

Diluted	22,086,981	22,767,826	22,255,467

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, exept share amounts)

						Accumulated
						Other	Total
	Common Stock	Common Stock	Additional Paid in			Comprehensive	Stockholders’
	Number of Shares	Par Value	Capital	Treasury Stock	Retained Earnings	Income (Loss)	Equity
Balance, September 30, 2005	20,153,878	202	158,458	(534)	34,002	(115)	192,013
Comprehensive Income
Net income	—	—	—	—	19,395	—	19,395
Realized loss on foreign currency exchange contracts, expensed to operations	—	—	—	—	—	115	115

Total Comprehensive Income							19,510
Shares issued upon exercise of stock options	375,849	4	2,568	—	—	—	2,572
Secondary offering, net of expenses	1,725,000	17	46,751	—	—	—	46,768
Employee stock purchase plan	33,002	—	897	—	—	—	897
Stock-based compensation	—	—	1,921	—	—	—	1,921
Tax benefit on stock option exercises	—	—	2,015	—	—	—	2,015
Other	25,980	—	—	—	—	—	—

Balance, September 30, 2006	22,313,709	223	212,610	(534)	53,397	—	265,696
Net income	—	—	—	—	14,702	—	14,702
Shares issued upon exercise of stock options	214,450	2	1,027	—	—	—	1,029
Employee stock purchase plan	33,480	1	702	—	—	—	703
Stock-based compensation	—	—	2,149	—	—	—	2,149
Tax benefit on stock option exercises	—	—	550	—	—	—	550
Purchase of treasury stock	—	—	—	(9,993)	—	—	(9,993)

Balance, September 30, 2007	22,561,639	226	217,038	(10,527)	68,099	—	274,836
Net income	—	—	—	—	20,273	—	20,273
Shares issued upon exercise of stock options	188,061	2	1,020	—	—	—	1,022
Employee stock purchase plan	25,723	—	510	—	—	—	510
Stock-based compensation	—	—	3,307	—	—	—	3,307
Tax benefit on stock option exercises	—	—	474	—	—	—	474
Purchase of treasury stock	—	—	—	(7,898)	—	—	(7,898)
Adoption of FIN 48 - unrecognized tax benefit	—	—	—	—	(80)	—	(80)

Balance, September 30, 2008	22,775,423	$228	$222,349	$(18,425)	$88,292	$—	$292,444

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30,
	2008	2007	2006
Cash flows from operating activities
Net income	$20,273	$14,702	$19,395
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,150	7,561	5,625
Amortization of deferred costs	168	—	—
Impairment of intangible assets	—	6,748	—
Deferred income tax (benefit) provision	(870)	(2,174)	(677)
Stock-based compensation	3,548	2,149	1,921
Loss on disposal of property	9	—	165
Bad debt expense	—	95	80

Change in:
Accounts receivable	(9,234)	(8,714)	19,685
Inventory	(830)	1,323	(2,788)
Prepaids and other	89	(74)	(254)
Deferred project costs	(2,750)	4,935	(5,534)
Accounts payable and accrued expenses	4,777	1,766	(8,830)
Accrued salaries and related expenses	(2,616)	1,433	732
Deferred revenue	(8,810)	(1,441)	5,914
Income taxes	737	(475)	2,570
Deferred rent	(192)	(311)	40

Net cash provided by (used in) operating activities	12,449	27,523	38,044

Cash flows from investing activities (See Note A)
Acquisitions of property, equipment and software	(10,838)	(10,030)	(4,437)
Increases (decreases) in restricted cash and cash held in escrow	1,800	(1,800)	10,900
Purchases of investments	—	(72,700)	(90,300)
Sales of investments	—	87,500	75,500
Business acquisitions, net of cash acquired	(5,300)	(18,079)	(56,670)
Other activity	314	(391)	409

Net cash used in investing activities	(14,024)	(15,500)	(64,598)

Cash flows from financing activities
Advances (repayments) on line of credit	—	—	(11,000)
Payment on note payable	—	—	(56)
Tax benefit on stock option exercises	474	550	2,015
Proceeds from exercise of stock options	1,022	1,029	2,572
Proceeds from employee stock purchase plan exercises	510	703	897
Principal repayments on capital lease obligations	(118)	(45)	(8)
Proceeds from secondary offering, net of expenses	—	—	46,768
Purchase of treasury stock	(7,898)	(9,993)	—

Net cash provided by (used in) financing activities	(6,010)	(7,756)	41,188

Net increase (decrease) in cash and cash equivalents	(7,585)	4,267	14,634
Cash and cash equivalents, beginning of year	22,965	18,698	4,064

Cash and cash equivalents, end of year	$15,380	$22,965	$18,698

Supplemental disclosure
Income taxes paid, net of refunds	(11,912)	(10,032)	(8,479)
Interest expense paid	(27)	(8)	(166)
Assets acquired under capital leases	—	55	13
The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, expect per share and share amounts)
Note 1 — Summary of Significant Accounting Policies
Nature of Business
     Argon ST, Inc. (“Argon ST” or the “Company”), headquartered in Fairfax, Virginia, provides full service C5ISR (command, control, communications, computers, combat systems, intelligence, surveillance and reconnaissance) systems. The systems are sold primarily for the ultimate use of either the U.S. government or certain U.S. government-approved foreign governments. The systems are used on a broad range of military and strategic platforms including surface ships, submarines, unmanned underwater vehicles, aircraft, unmanned aerial vehicles, land mobile vehicles, fixed site installations and relocatable land sites.
Principles of Consolidation
     The consolidated financial statements include the accounts of Argon ST, Inc. and Coherent Systems International, LLC (originally CSIC Holdings LLC and a wholly owned subsidiary). All intercompany transactions and balances have been eliminated in consolidation.
Revenue and Cost Recognition
     Contract revenue is accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts. These contracts are transacted using written contractual arrangements, most of which require Argon ST to design, develop, manufacture and/or modify complex products, and perform related services according to specifications provided by the customer. Argon ST accounts for fixed-price contracts by using the percentage-of-completion method of accounting and for substantially all contracts, the cost-to-cost method is used to measure progress towards completion. Under this method, contract costs are charged to operations as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. Unexpected increases in the cost to develop or manufacture a product under a fixed-price contract, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, are borne by Argon ST, could have a material adverse effect on Argon ST’s results of operations. Argon ST accounts for cost reimbursable contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying contractually agreed to fee rates to actual costs on an individual contract basis. Revenue under time and material contracts is based on hours incurred multiplied by approved loaded labor rates plus other direct costs incurred and allocated.
     The following table represents Argon ST’s revenue concentration by contract type:

	Fiscal Years Ended September 30,
	2008	2007	2006
Fixed-price contracts	58%	60%	65%
Cost reimbursable contracts	38%	35%	25%
Time and materials contracts	4%	5%	10%
     Management reviews contract performance, costs incurred, and estimated completion costs regularly, and adjusts revenues and profits on contracts in the period in which changes become determinable. Anticipated losses on contracts are also recorded in the period in which they become determinable.
     Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under the contract, the cost of the effort, and an ongoing assessment of our progress toward completing the contract.

From time to time, as part of our management processes, facts develop that require us to revise our estimated total costs or revenue. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known.
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
Indirect Rate Variance
     Argon ST applies overhead and general and administrative expenses as a percentage of direct contract costs based on annual budgeted indirect expense rates. To the extent actual expenses for an interim period are greater than the budgeted rates, the variance is deferred if management believes it is probable that the variance will be absorbed by future contract activity. This probability assessment includes projecting whether future indirect costs will be sufficiently less than the annual budgeted rates or can be absorbed by seeking increased billing rates applied on cost-plus-fee contracts. At the end of each interim reporting period, management assesses the recoverability of any amount deferred to determine if any portion should be charged to expense. In assessing the recoverability of variances deferred, management takes into consideration estimates of the amount of direct labor and other direct costs to be incurred in future interim periods, the feasibility of modifications for provisional billing rates, and the likelihood that an approved increase in provisional billing rates can be passed along to a customer. Variances are charged to expense in the periods in which it is determined that such amounts are not probable of recovery. Variances are charged to expense in the periods in which it is determined that such amounts are not probable of recovery. At the end of the fiscal year 2008, indirect rates are applied using actual costs incurred. Indirect rate variances of approximately $2,300 were applied against contracts in the fourth quarter of fiscal year 2008. The variance was primarily due to a reduced direct labor base from several anticipated contracts commencing later than expected as well as a higher than anticipated expenditure related to business development initiatives.
Reclassification
     Reclassification is made to the prior years financial statements when appropriate, to conform to the current year presentation, including a reclassification to the Company’s consolidated statements of cash flows for the years ending September 30, 2007 and 2006 to reflect the purchases and sales of investments of auction rate securities as investing activities and to reflect the amount of the Company’s investments in such securities at September 30, 2006 separate from cash and cash equivalents. The Company held no such investments at September 30, 2007 and 2008. The net effect of this reclassification was to decrease the previously reported amount of cash and cash equivalents at September 30, 2006 by $14,800. In addition, net cash used in investing activities increased in 2006 from previously reported amounts by $14,800 and decreased by the same amount in 2007.

Cash and Cash Equivalents
     Cash and cash equivalents include cash and short-term, highly liquid investments that are readily convertible into cash and have original maturities of three months or less.
Accounts Receivable
     Argon ST reviews its receivables regularly to determine if there are any potential uncollectible accounts. The majority of Argon ST’s receivables are from agencies of the U.S. Government, where there is minimal credit risk. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. During the fiscal year ended September 30, 2008 no amounts were charged to bad debt expense. For fiscal years ended September 30, 2007 and 2006 we charged $95 and $80 to bad debt expense, respectively.
Inventories
     Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Inventories consist of the following at September 30:

	2008	2007
Raw Materials	$2,920	$1,451
Component parts, work in process	$812	$1,223
Finished component parts	$410	$394

	$4,142	$3,068
Reserve	(385)	(141)

Total	$3,757	$2,927

Deferred Project Costs
     Deferred project costs include approximately $3,412 and $662 of materials to which the Company has title but were not received as of September 30, 2008 and 2007, respectively and materials associated with specific contracts where the related costs have not yet been expensed for purposes of recognizing revenue.
Long-Lived Assets (Excluding Goodwill)
     The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization. SFAS No.144 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Impairment losses are treated as permanent reductions in the carrying amount of the assets. During the year ended September 30, 2007, the Company recorded a $6,748 loss for the impairment of certain customer related intangible assets initially recorded at the time of the SDRC, ProDesign and IRIS acquisitions. See Note 3 — “Goodwill and Intangible Assets — Intangibles” below.
Goodwill
     Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests for impairment at least annually, using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit.

During the years prior to fiscal year 2008, the Company operated as four reporting units, at which time, the fair value of each reporting unit was estimated using a combination of the income, or discounted cash flows approach and the market approach. During fiscal year 2008, due to the change in the Company’s organizational structure and its operations, the Company operates as a single reporting unit. The fair value of the reporting unit is estimated using a market capitalization approach. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company performed the test during the fourth quarter of fiscal years 2008, 2007 and 2006, respectively, and found no impairment to the carrying value of goodwill.
Intangibles
     Intangible assets consist of the value of customer related intangibles and developed technology acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives.
     The Company’s intangible assets as of September 30, 2008 were as follows:

Weighted
Average Life of
	Estimated	Remaining
	Economic Life	Value
Customer related	3.0 – 8.3 years	7.0 years
Developed technology	3 – 5 years	3.7 years
Total intangible assets		6.3 years
Property, Equipment and Software
     Property, equipment and software are stated at cost. Depreciation is provided over the estimated useful lives of the assets, which range from three to seven years, using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the asset or the respective lease terms, which range from 1 to 15 years, using the straight-line method. During the course of ordinary business, the Company constructs certain assets to be used internally for test equipment, demonstration equipment or for other purposes. Costs directly associated with these assets are capitalized as construction in process until such assets are completed. At the time of completion, the costs are classified as depreciable fixed assets.
Stock-Based Compensation
     Effective October 1, 2005, the Company adopted Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”) using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value. The compensation expense is amortized on a straight-line basis over the requisite service period of the grant and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. See Note 8 for further disclosure of our stock-based benefit plans and related activity.
Fair Value Determination
     The Company uses a Binomial option pricing model, based on the Hull and White model. The Company will reconsider use of the Binomial model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.
     The Company has 10-year options. In calculating fair value, the following assumptions were used for option grants granted during the year ended September 30, 2008.

     Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price over a historical period, as being representative of the price volatility expected in the future. This volatility is comparable to the volatilities reported by companies within the Company’s peer group.
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
     Post-vest Percentage. The post-vest percentage is the rate at which employees are likely to exercise their options earlier than usual as a result of their termination of employment, as estimated by management. Employees have 90 days and directors have 1 year to exercise their options upon termination of employment or resignation from the board. The post-vest percentages used in valuing options granted during the years ended September 30, 2008, 2007 and 2006 were 1.94%, 5.78% and 3.08%, respectively. For options granted to directors and certain individual awards, the post vest percentage was zero.
     The following chart provides the range of volatility, risk fee rates and exercise factors used to calculate fair value for options awarded during the years ended September 30, 2008, 2007 and 2006.

	2008	2007	2006

Volatility	33.8% - 35.9%	33.7% - 34.0%	34.4% - 36.0%
Risk free rate	4.6% - 4.8%	4.4% - 4.6%	4.5% - 5.0%
Exercise factor	1.2	1.6 - 1.8	1.7 - 4.6
     The Company issued stock appreciation rights (“SARs”) to certain employees in the year ended September 30, 2008. In accordance with SFAS No. 123R, the Company has recorded the fair value of such awards as a long-term liability and will adjust such liability to its fair value at the end of each reporting period. The corresponding increase or decrease of the intrinsic value during each reporting period will be included in Costs of Revenues and General and Administrative expenses in the accompanying Condensed Consolidated Statements of Earnings. As of September 30, 2008, the following assumptions were used in the calculation of fair value.

2008
Volatility	36.8%
Risk free rate	2.7%
Exercise factor	1.2
     The Company also issues restricted shares to the Company’s independent directors, senior management and director level employees. The fair value of restricted shares is determined based on the trading value of the Company’s stock on the grant date.
Income Taxes
     Deferred tax assets and liabilities have been established for the temporary differences between financial statement and tax bases of assets and liabilities existing at the balance sheet date using the enacted tax rates in which the temporary differences are expected to reverse. A valuation allowance is recorded, when necessary, to reduce deferred income taxes to that portion that is expected to more likely than not be realized.

     Effective October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 creates a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements, based solely on the technical merits of the position. For tax positions that are more likely than not of being sustained upon examination, the Company recognizes the single largest amount of the tax benefit that has a greater than 50% probability of being realized upon effective settlement in the financial statements. The Company continually evaluates its tax positions and adjusts such amounts in light of changes in tax laws, interpretations, new regulations and other facts and circumstances. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. As a result of the implementation on October 1, 2007, the Company recognized a $79 net increase to its reserve for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet.
     The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. state income tax matters for years through 2004, except for California and Michigan state returns which have four year statutes of limitations. The Company’s consolidated Federal income tax return was examined through September 30, 2004 and all matters have been settled. Federal and state income tax returns for subsequent years remain open to examination.
     As of September 30, 2008, the Company had approximately $338 of gross unrecognized tax benefits. If the statute of limitations were to expire or, if in the event of an examination, the Company’s positions are sustained in favor of the Company, the recognition of these tax benefits would impact the effective income tax rate, creating a tax benefit of approximately $386 as of September 30, 2008, including the release of accrued interest related to the uncertain tax position. The Company believes that it is reasonably possible that its unrecognized tax benefits will decrease to zero within 12 months as a result of an expiring statute of limitations.
     The Company’s accounting policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had approximately $79 accrued for interest and penalties, and approximately $31 of related state and Federal benefit recorded as of September 30, 2008.
Use of Estimates
     The preparation of financial statement in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments in determining the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, doubtful accounts receivable, goodwill and other intangible assets, and other contingent liabilities. The Company bases its estimates on historical experience and various other factors that are deemed reasonable at the time the estimates are made. Actual reulsts may differ from estimates under different assumptions and conditions.
Operating Cycle
     In accordance with industry practice, Argon ST classifies all contract related assets and liabilities as current, as these amounts relate to long-term contracts which may have terms extending beyond one year but are expected to be realized during the normal operating cycle of the Company.
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
     In December 2007, the FASB issued Statement of Financials Accounting Standards No. 141R, Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141 Business Combinations. SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interest, contingent consideration, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring cost be expensed as incurred rather than capitalized a component of the business combination. SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R would have an impact on accounting for any business combinations occurring after our fiscal year ending September 30, 2008. The Company is currently assessing the impact, if any, of this statement on its consolidated financial position, results of operations, or cash flows.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of EITF 07-3 will have any material effect on our consolidated financial position, results of operations, or cash flows.
Earnings Per Share
     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed by dividing the net income by the weighted average number of common and common equivalent shares outstanding during each period.

The following summary of basic and diluted shares is presented for the years ended September 30:

	2008	2007	2006
Net Income	$20,304	$14,702	$19,395

Weighted Average Shares Outstanding — Basic	21,682,069	22,318,245	21,659,606

Effect of Dilutive Securities:
Net Shares Issuable Upon Exercise of Stock Options	404,912	449,581	595,861

Weighted Average Shares Outstanding — Diluted	22,086,981	22,767,826	22,255,467

Basic Earnings per Share	$0.94	$0.66	$0.90

Diluted Earnings per Share	$0.92	$0.65	$0.87

     Stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS, because to do so would have been antidilutive, were 819,600, 802,945 and 498,150 for the years ended September 30, 2008, 2007 and 2006, respectively.

Note 2 — Acquisitions and Mergers
Year Ended September 30, 2007
Coherent Systems International, LLC
     Effective August 12, 2007, the Company acquired 100% of the equity of CSIC Holdings, LLC (“Coherent”), a single member limited liability corporation that was owned 100% by Coherent Systems International Corp. in a transaction accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations (“SFAS No. 141”). Under applicable tax rules, this transaction is accounted for as an asset purchase. Subsequent to the closing, the Company changed the name of CSIC Holdings, LLC to Coherent Systems International, LLC (“Coherent”). Coherent is based in Doylestown, Pennsylvania and is primarily engaged in the deployment of advanced command and control solutions, precision targeting systems, mobile communication gateways, high-performance electronic warfare systems, and aircraft sensor solutions. The Company believes synergies with Coherent will provide customers significant additional opportunities to leverage complementary technologies, programs and products to improve tactical operations. The results of Coherent’s operations are included in the consolidated financial statements beginning August 12, 2007.
     The aggregate consideration for the net assets acquired was $23,833 which consisted of $18,328 of cash paid at closing, $5,300 paid in connection with contingent consideration, the release of $1,800 of restricted cash held at September 30, 2007 and approximately $205 of acquisition costs. Argon ST has agreed to pay up to an additional $3,200 of cash, contingent upon Coherent’s ability to achieve certain bookings targets for periods ending August 2009. In event that such targets are met, the contingent consideration paid will be included as additional purchase consideration.
     The aggregate purchase price has been allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values. Of the purchase price, $1,075 was allocated to a customer related intangible asset and $625 was allocated to a developed technology-related intangible asset. Both intangible assets will be amortized over 3.1 years. In addition, $23,927 was allocated to goodwill which is deductible for tax purposes. The purchase price allocation is summarized below.

Tangible assets
Current assets	$3,208
Property, plant and equipment	530
Deferred tax assets	340
Other assets	20

Intangible assets
Intangible assets	1,700
Goodwill	23,927

Total assets acquired	$29,725

Total liabilities assumed	$5,892

Total purchase price	$23,833

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
Note 3 — Goodwill and Intangible Assets
Goodwill
     Changes in the carrying amount of goodwill during the years ended September 30, 2008 and 2007 are summarized in the following table:

	September 30,
	2008	2007
Beginning balance	$170,192	$148,719
Goodwill acquired during the year	—	20,170
Contingent consideration earned and paid	5,000	400
Net asset adjustment to purchase price, net of adjustments to indemnification clause	(1,150)	—
Adjustments in the fair value of assets acquired and liabilities assumed	(94)	903

Ending Balance	$173,948	$170,192

     During fiscal year 2008, Coherent achieved minimum revenue and bookings earn-out targets for the period ended December 31, 2007, resulting in $3,000 of cash paid in the second quarter of fiscal 2008. Additionally, an agreement was reached between the Company and the prior owners of Coherent in which the original contingent payment for the period ending December 31, 2008 was settled for $2,000 of cash paid on June 30, 2008 and $3,200 million of cash that will be paid contingent on the completion of $10,000 of bookings related to a certain program by the end of July 2009. The $2,000 payment was recorded as additional purchase price and included in goodwill in the accompanying consolidated balance sheets. The remaining $3,200 will be recorded as additional purchase consideration when and if earned. In addition to cash paid and acquisition costs, the Company maintained $1,800 in a restricted cash account and recorded a $1,800 liability for the purposes of funding any liabilities existing prior to the purchase date related to employee and DCAA related matters. In fiscal 2008, the Company and the selling shareholders agreed to release $1,500 of the amount back to the Company and the remaining $300 was released to the selling shareholders.

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
Intangibles
     Intangible assets consist of the value of customer related intangibles and developed technology acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives. Argon ST amortized $1,705, $2,400 and $1,592 of intangible assets in fiscal year 2008, 2007 and 2006, respectively.
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
Amortizable intangible assets were comprised of the following:

	September 30, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer related	$8,347	$5,113	$3,234
Developed technology	1,980	1,159	821

Total intangible assets	$10,327	$6,272	$4,055

	September 30, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer related	$8,347	$3,915	$4,432
Developed technology	1,980	652	1,328

Total intangible assets	$10,327	$4,567	$5,760

     Future expected amortization expense of intangible assets is as follows:

Amortization
Year Ending September 30,	Expense

2009	$1,302
2010	1,154
2011	451
2012	383
2013	383
Thereafter	382

Total	$4,055

Note 4 — Customer Concentrations of Credit and Other Business Risks
Customer Concentrations
     The following table identifies the source of Argon ST’s revenues by major market:

	Years Ended September 30,
	2008	2007	2006
U.S. Navy	55%	61%	59%
U.S. Army	10%	11%	6%
Other U.S. government agencies	22%	22%	25%
Foreign and other	13%	6%	10%
     Revenues for the U.S. military can also be categorized as direct purchases and subcontracts, where Argon ST is a supplier to another contractor. The following table distinguishes Argon ST’s revenue between these two categories:

	Years Ended September 30,
	2008	2007	2006
Direct Purchases	76%	83%	74%
Subcontracts	24%	17%	26%
Cash Balances
     The Company maintains cash balances at commercial banks in excess of Federal Deposit Insurance Corporation (FDIC) limit of $250. Argon ST had cash and cash equivalents held primarily by one commercial financial institution totaling $15,380 and $22,965 as of September 30, 2008 and 2007, respectively.
Note 5 — Accounts Receivable
     Accounts receivable consists of the following as of:

	September 30,
	2008	2007
Billed and billable	$42,794	$37,235
Unbilled costs and fees	54,838	54,523
Retainages	7,438	4,092
Reserves	(211)	(211)

	$104,859	$95,639

     Unbilled costs, fees, and retainages result from recognition of contract revenue in advance of contractual or progress billing terms.
     The cost reimbursable and time and material contract payments to Argon ST under government contracts are provisional payments that are subject to adjustment upon audit by the U.S. Defense Contract Audit Agency (DCAA) or other appropriate agencies of the U.S. Government. Historically, such audits have not resulted in any significant disallowed costs. When final determination and approval of the allowable rates have been made, receivables may be adjusted accordingly. Incurred cost audits for Argon ST have been completed by DCAA for periods through September 30, 2005. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet completed.
     Reserves are determined based on management’s best estimate of potentially uncollectible accounts receivable. Argon ST writes off accounts receivable when such amounts are determined to be uncollectible.

Note 6 — Property, Equipment and Software
     Property, equipment and software consist of the following as of:

	September 30,
	2008	2007
Computer, machinery and test equipment	$27,549	$23,838
Leasehold improvements	10,947	9,651
Computer software	4,926	3,687
Furniture and fixtures	1,726	1,643
Equipment under capital lease	337	344
Construction in process	10,478	6,000

	55,963	45,163
Less Accumulated depreciation and amortization	(28,405)	(22,342)

	$27,558	$22,822

     Depreciation and amortization expense of property, equipment and software totaled $6,445, $5,161 and $4,030 for the years ended September 30, 2008, 2007 and 2006, respectively. Depreciation expense of $125, $45 and $22 for certain office equipment leased under capital lease agreements is included in depreciation expense for fiscal years 2008, 2007 and 2006, respectively. The net book value of assets under capital leases was $150 and $275 as of September 30, 2008 and September 30, 2007 respectively.
     As of September 30, 2008, the Company has capitalized $10,478 of construction in process primarily consisting of $9,525 of costs incurred directly associated with the construction of two types of assets to be used internally for test equipment, demonstration equipment and other purposes. The Company expects that these assets will be ready for their intended use and placed in service in fiscal year 2009.
Note 7 — Revolving Line of Credit
     The Company maintains a $40,000 line of credit with Bank of America, N.A. (the “Lender”). The credit facility will terminate on February 28, 2010. The credit facility contains a sublimit of $15,000 to cover letters of credit. In addition, borrowings on the line of credit bear interest at LIBOR plus 150 basis points. An unused commitment fee of 0.25% per annum, payable in arrears, is also required.
     All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the Company’s earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the trailing 12 months, calculated as or the end of each fiscal quarter. For fiscal year ending September 30, 2008, EBITDA was $40,871. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of September 30, 2008, the Company was in compliance with these covenants and the financial ratio.
     At September 30, 2008, there were no borrowings outstanding against the line of credit. Letters of credit and debt consisting of capital lease obligations at September 30, 2008 amounted to $2,176, and $37,824 was available on the line of credit. In February 2008, the Company borrowed $7,000 from the line of credit to fund its current operations which was repaid by March 30, 2008. In October 2008, the Company borrowed $5,000 from its line of credit to fund its current operations. We intend to repay this amount in full prior to end of our first fiscal quarter in fiscal year 2009.

Note 8 — Stock-Based Benefit Plans
     The Argon ST 2008 Equity Incentive Plan was approved by the stockholders on February 26, 2008, and provides for the granting of incentive stock options, restricted stock, stock appreciation rights and performance awards to key employees and outside members of the Board of Directors. The Plan is administered by the Compensation Committee of the Board of Directors. Options granted under the plan are awarded at the closing price of the stock as reported on the NASDAQ Global Select Market on the grant date. The maximum term of any option is ten years. Options may vest over a period of one to five years. Options granted under the Plan are not transferable, other than by will or the laws of descent and distribution. As of September 30, 2008, there were 1,623,967 options and 291,975 restricted shares outstanding under this plan.
Stock Compensation Expense
     Stock-based compensation, which includes compensation recognized on stock option grants and restricted stock awards was included in the following line items on the accompanying statement of earnings.

	Years Ended September 30,
	2008	2007	2006
Cost of revenues	$2,537	$1,494	$907
General and administrative expense	1,011	655	1,014

Total pre-tax stock-based compensation included in income from operations	3,548	2,149	1,921
Income tax expense (benefit) recognized for stock-based compensation	(782)	(388)	(416)

Total stock-based compensation expense, net of tax	$2,766	$1,761	$1,505

     As of September 30, 2008, there was $10,377 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in 5 years, with half of the total amortization cost being recognized within the next 18 months.
Stock Option Activity
     During the fiscal year ended September 30, 2008, the Company granted stock options to purchase 7,000 shares of common stock at a weighted-average exercise price of $20.69 per share. The Binomial weighted-average fair value of the options granted during the year ended September 30, 2008 was $7.03 per share. All of these options vest at the rate of 20% per year over five years from the date of grant and expire ten years from the grant date. At September 30, 2008, the average closing price of our common stock was $23.49 per share.

     The following table summarizes stock option activity for the year ended September 30, 2008:

				Aggregate
				Intrinsic
		Weighted-	Weighted-	Value
	Number of	Average	Average	(in
	Shares	Exercise Price	Contractual Term	thousands)
Shares under option, September 30, 2007	1,869,243	$17.33
Options granted	7,000	$20.69
Options exercised	(167,061)	$6.12		$2,673
Options cancelled and expired	(85,215)	$23.34

Shares under option, September 30, 2008	1,623,967	$18.18	5.9	$8,623

Options vested at September 30, 2008	1,035,298	$16.16	5.3	$7,589

As of September 30, 2008, options that are vested and expected to vest prior to expiration	1,316,899	$16.95	5.6	$8,613

Shares reserved for equity awards at September 30, 2008	2,712,019
     The weighted average fair value of option grants awarded in fiscal years 2008 and 2007 was $7.03 and $9.66, respectively. The intrinsic value of options exercised was $3,217 and $8,455 for fiscal years 2007 and 2006, respectively.
     Information with respect to stock options outstanding and stock options exercisable at September 30, 2008 was as follows:

		Weighted-
		Average
		Remaining	Weighted-Average
Range of Exercise Price	Options Outstanding	Contractual Life	Exercise Price
$0.10 – $4.11	241,727	3.51 years	$2.79
$4.20 – $6.88	212,340	4.60 years	5.44
$7.54 – $20.40	350,300	4.70 years	15.82
$21.00 – $28.10	403,960	7.91 years	24.46
$28.47 – $34.92	415,640	7.19 years	29.54

	1,623,967

		Weighted-
		Average
		Remaining	Weighted-Average
Range of Exercise Price	Options Exercisable	Contractual Life	Exercise Price
$0.10 – $4.11	169,727	3.26 years	$2.23
$4.20 – $6.88	159,340	4.43 years	5.36
$7.54 – $20.40	349,300	4.67 years	15.81
$21.00 – $28.10	144,151	7.12 years	25.91
$28.47 – $34.92	212,780	7.18 years	29.32

	1,035,298

Stock Appreciation Rights Activity
     The Company awarded a total of 156,000 stock appreciation rights (“SARs”) to its executive and director level employees during the year ended September 30, 2008. All awards are subject to a graded vesting schedule over 5 years and the awards will be settled in cash based on the intrinsic value of such awards on the date of vesting. As of September 30, 2008, the liability and corresponding stock-based compensation expense attributable to these SARs was approximated $241.
Restricted Stock Activity
     During the year ended September 30, 2008, we granted 260,200 shares of restricted common stock to certain non-employee board members and certain key employees. The restrictions on this common stock lapse and the stock vests over periods ranging up to 5 years from the grant date. The weighted average grant date fair value for restricted shares awarded in the years ended September 30, 2008 and 2007 were $21.71 and $23.26, respectively. The following table summarizes the activity for restricted stock awards granted in the year ended September 30, 2008:

	Number of	Weighted-
	Restricted	Average Grant
	Stock	Date Fair
	Awards	Value
Non-vested at September 30, 2007	59,950	$23.24
Granted	260,200	$21.71
Vested	(21,000)	$21.39
Forfeited	(7,175)	$22.89

Non-vested at September 30, 2008	291,975	$22.01
     Of the total stock-based compensation expense recognized, $1,574 and $645 was associated with restricted stock grants in the years ended September 30, 2008 and 2007, respectively. No stock-based compensation associated with restricted stock was recognized in the year ended September 30, 2006
Employee Stock Purchase Plan
     The Company maintains an employee stock purchase plan (“ESPP”), as provided under the Argon ST 2008 Equity Incentive Plan. In accordance with SFAS No. 123R, this plan is non-compensatory. The ESPP is available to all employees eligible on the start date of the semi-annual enrollment periods. Eligible employees may purchase the Company’s common stock through payroll deductions up to 10% of the employee’s compensation, at a price equal to 95% of the fair market value of the common stock on the date of purchase. For the years ended September 30, 2008, 2007 and 2006, employees purchased 25,723, 34,480 and 33,002 shares, respectively, under the ESPP.
Note 9 — Retirement Plans
     Argon ST has a 401(k) profit sharing plan covering employees who work at least 1,000 hours in each year and meet certain other eligibility requirements. Under the plan, the Company can match employee 401(k) salary deferrals up to a maximum of six percent of eligible compensation, as well as make a discretionary profit sharing contribution. Profit sharing contributions to the 401(k) plan are determined annually by the Company. For the years ended September 30, 2008, 2007 and 2006, the Company has not made a discretionary profit sharing contribution. In addition to the employer match to plan participants, the Company funds a fixed 3% safe harbor 401(k) contribution to all employees, whether they participate in the 401(k) plan or not. The 401(k) plan match and safe harbor 401(k) contributions were $7,467, $5,959 and $5,718 for the years ended September 30, 2008, 2007, and 2006, respectively.

Note 10 — Income Taxes
     The provisions for income taxes consist of the following:

	Years Ended September 30,
	2008	2007	2006
Current
Federal	$10,846	$8,471	$11,044
State	2,280	1,636	2,018

Total current	13,126	10,107	13,062
Deferred
Federal	(559)	(1,664)	(727)
State	(311)	(510)	50

Total deferred	$(870)	$(2,174)	$(677)

Income tax expense	$12,256	$7,933	$12,385

     The Company had no valuation allowances recorded for any of its deferred tax assets as of September 30, 2008 and 2007. The components of Argon ST’s net deferred tax asset (liability) is as follows:

	As of September 30,
	2008	2007
Total deferred tax assets	$5,272	$4,722
Total deferred tax liabilities	(2,638)	(3,298)

Net deferred tax asset (liability)	$2,634	$1,424

     The tax effect of temporary differences that give rise to the net deferred tax asset (liability) is as follows:

	As of September 30,
	2008	2007
Property, equipment and software	$(1,064)	$(1,670)
Accrued vacation	1,947	1,546
Deferred rent	570	643
Net operating losses and tax credits	619	1,257
Intangibles	(731)	(1,366)
Deferred compensation	117	82
Uncollectible accounts	83	30
Stock-based compensation	1,302	828
Other, net	(209)	74

Net deferred tax asset (liability)	$2,634	$1,424

     Based on its historical profitability, Argon ST has determined that there is not a need for a valuation allowance with respect to the utilization of net operating loss carry forward (“NOL”) or other deferred tax assets. As of September 30, 2008, the NOL carry forward amounted to $283. These NOLs were acquired in the acquisition of Daedalus Enterprises, Inc. (“Daedalus”) in 1998 and are subject to an annual Section 382 limitation. The NOLs acquired from Daedelus expire principally in 2011 through 2012.
     For the year ended September 30, 2008, the tax benefit on stock options exercised was $474 compared to $550 and $2,015 for the years ended September 30, 2007 and 2006.

     As of September 30, 2008, the estimated value of the Company’s uncertain tax positions was a liability of $417 which includes interest of $79. This liability is included in other long-term liabilities in the accompanying consolidated balance sheets. The change in gross unrecognized tax benefits during the fiscal year ended September 30, 2008, excluding interest, is as follows:

Balance, October 1, 2007	$338

Increases (decreases)	—

Settlements and lapse of applicable statute of limitations	—

Balance, September 30, 2008	$338

     Reconciliation between Argon ST’s statutory tax rate and the effective tax rate is as follows:

	Years Ended September 30,
	2008	2007	2006
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.1	3.4	4.2
Stock-based compensation	1.6	1.7	1.0
Tax exempt interest	(0.1)	(1.5)	(1.1)
Qualified manufacturing activity deduction	(2.1)	(1.1)	(0.5)
Research and development credit	(0.5)	(1.2)	—
Under (over) accrual of prior year taxes	(0.5)	(1.5)	0.2
Other	0.2	0.2	0.2

	37.7%	35.0%	39.0%

     Argon ST’s Pennsylvania production facility is located within the Keystone Opportunity Zone which provides an exemption from state and local taxes through 2013. For fiscal year 2008, 2007 and 2006, this exemption reduced state taxes by approximately $157, $290, and $254, respectively, or a reduction to the effective tax rate of 0.3%, 1.3%, and 0.5%, respectively.
     Effective in the Company’s first fiscal quarter of fiscal 2009, Congress passed and the President signed the Emergency Economic Stabilization Act of 2008. Within this act, a research and development tax credit was reinstated retroactive to January 1, 2008 through December 31, 2009. The Company is currently assessing the impact of this enactment. The Company expects to recognize a tax benefit for such available research and development activity during the first quarter of its fiscal year 2009.
Note 11 — Leases, Commitments and Contingencies
Leases
     Argon ST leases office facilities and equipment under operating lease agreements. Some of the office facilities leases have renewal options. Rental payments on certain of the leases are subject to annual increases based on a three percent escalation factor and increases in the lessor’s operating expenses. For those leases that require fixed rental escalations during their lease terms, rent expense is recognized on a straight-line basis resulting in deferred rent of $1,459 and $1,651 at September 30, 2008 and 2007, respectively. The liability will be satisfied through future rental payments. Rent expense amounted to $8,637, $7,846, and $6,446 for the years ended September 30, 2008, 2007 and 2006, respectively. The Company also leases certain office equipment under capital lease agreements.

     Following is a schedule of future minimum lease payments due under the operating lease agreements:

Operating Leases
Future Minimum
Year Ending September 30,	Payments

2009	$8,279
2010	7,626
2011	6,832
2012	6,607
2013	6,516
Thereafter	4,503

Total	$40,363

     Following is a schedule of future minimum lease payments due under the capital lease obligations:

Capital Leases
Future
Minimum
Year Ending September 30,	Payments

2009	66
2010	33
2011	14

Total	$113
Less amount representing interest	(13)

Present value of future lease payments	$100

Legal matters
     Argon ST is subject to litigation, claims and assessments in the normal course of business. The Company does not believe that any existing or anticipated litigation, claims or assessments will have a material affect on the consolidated financial statements.
Note 12 — Fair Value of Financial Instruments
     Argon ST’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and notes payable. The carrying amount of such financial instruments are equal to or approximate their respective fair values at September 30, 2008 and 2007.
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

     On August 30, 2007, the Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of our common stock through August 31, 2008. As of September 30, 2008, Argon repurchased 1,000,000 shares under the plan for an aggregate purchase price of approximately $17,891. As of September 30, 2008, the Company has repurchased a total of 1,126,245 shares of treasury stock at a total cost of $18,425 or $16.36 per share.
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
Note 15 — Quarterly Financial Information (Unaudited)
     Argon ST maintains a September 30 fiscal year-end for annual financial reporting purposes. Argon ST presents its interim periods ending on the Sunday nearest the end of the month for each quarter consistent with labor and billing cycles. As a result, each quarter of a fiscal year may contain more days than other quarters of that year or other quarters of other fiscal years. Management does not believe that this practice has a material effect on quarterly results or upon the comparability of those results. The following tables contain selected unaudited consolidated statement of earnings data for each quarter of fiscal years 2008 and 2007.

	2008				2007
	December 30,	March 30,	June 29,	September 30,	December 31,	April 1,	July 1,	September 30,
	2007	2008	2008	2008	2006	2007	2007	2007
	(unaudited)				(unaudited)
	(In thousands, except per share data)				(In thousands, except per share data)
Contract revenues	$74,266	$88,449	$83,165	$95,054	$60,405	$64,310	$73,660	$83,834

Direct and allocable contract costs, exclusive of impairment charges	67,494	79,486	75,327	86,713	52,697	57,809	67,230	76,407
Impairment of intangible assets	—	—	—	—	—	—	—	6,748

Income from Operations	6,772	8,963	7,838	8,341	7,708	6,501	6,430	679

Other Income (Expense), Net	120	35	444	16	330	267	341	380

Income before Income Taxes	6,892	8,998	8,282	8,357	8,038	6,768	6,771	1,059

Provision for Income Taxes	2,609	3,492	3,103	3,052	2,855	2,605	2,485	(11	) (a)

Net Income	$4,283	$5,506	$5,179	5,305	5,183	$4,163	$4,286	$1,070

Earnings Per Share

Basic	$0.20	$0.25	$0.24	0.25	0.23	$0.19	$0.19	$0.05

Diluted	$0.19	$0.25	$0.24	0.23	0.23	$0.18	$0.19	$0.05

(a)	The provision for income taxes in the fourth quarter of fiscal year 2007 reflects a tax benefit recognized for additional costs estimated to be included in a research and development tax credit and an increase in the Company’s estimate of a deduction for the domestic production allowance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2008. Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm on page 50 of this annual report on Form 10-K.
Change in Internal Controls
     During the fourth quarter of fiscal year 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement for our annual meeting of stockholders to be filed not later than 120 days after September 30, 2008, with the Securities and Exchange Commission pursuant to Regulation 14A (the “Proxy Statement”). Certain information relating to our executive officers appears on page 31 of this Form 10-K Annual Report.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements Schedules
     All of the financial statement schedules to be filed as part of the Annual report on Form 10-K are included in Item 8.
Exhibits

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated as of June 7, 2004, by and between Sensytech, Inc. and Argon Engineering Associates, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 filed on July 16, 2004, Registration Statement No. 333-117430)

2.2	Agreement and Plan of Merger, Dated as of June 9, 2006, by and among Argon ST, Inc., Argon ST Merger Sub, Inc., San Diego Research Center, Incorporated, Lindsay McClure, Thomas Seay and Harry B. Lee, Trustee of the HBL and BVL Trust (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 14, 2006)

2.3	Equity Purchase Agreement by and among Argon ST, Inc., CSIC Holdings LLC, Coherent Systems International, Corp., the Stockholders of Coherent Systems International, Corp. and Richard S. Ianieri, as Seller Representative (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed August 16, 2007)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-98757) filed on August 26, 2002)

3.1.1	Amendment, dated September 28, 2004, to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K filed October 5, 2004 covering Items 2.01, 5.01, 5.02, 8.01 and 9.01 of Form 8-K).

3.1.2	Amendment, dated March 15, 2005 to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 5, 2005, filed May 11, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-k, filed May 12, 2008)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-128211) filed on September 9, 2005)

10.1	Second Amended and Restated Line of Credit Agreement with Bank of America (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-98757) filed on August 27, 2002)

10.1.1	Sixth Amendment to Second Amended and Restated Financing and Security Agreement, dated as of February 28, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 6, 2006)

10.2+	Argon ST, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for its 2006 annual meeting of stockholders, filed January 27, 2006)

10.2.1	Form of Stock Option Agreement under Argon ST 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed December 14, 2005)

Exhibit
Number	Description of Exhibit

10.3+	Argon Engineering Associates, Inc. Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed December 14, 2004)

10.4	2008 Argon Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A for its 2008 Annual Meeting of Stockholders, filed January 25, 2008)

21.1*	Subsidiaries of the Company

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

32.1**	Certification pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act and Section 1350 of Chapter 63 of Title 8 of the United States Code

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan or arrangement

SIGNATURES
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGON ST, INC.
(Registrant)

By:	/s/ Terry L. Collins
Terry L. Collins, Ph.D.
Chairman, Chief Executive Officer and President
Date: December 5, 2008
   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Terry L. Collins Terry L. Collins Date: December 5, 2008	Chairman, Chief Executive Officer and President (Principal Executive Officer)
/s/ Victor F. Sellier Victor F. Sellier Date: December 5, 2008	Executive Vice President and Director
/s/ Aaron N. Daniels Aaron N. Daniels Date: December 5, 2008	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ S. Kent Rockwell S. Kent Rockwell Date: December 5, 2008	Vice Chairman and Director
/s/ Thomas E. Murdock Thomas E. Murdock Date: December 5, 2008	Director
/s/ David C. Karlgaard David C. Karlgaard Date: December 5, 2008	Director
/s/ Peter A. Marino Peter A. Marino Date: December 5, 2008	Director
/s/ Robert McCashin Robert McCashin Date: December 5, 2008	Director
/s/ John Irvin John Irvin Date: December 5, 2008	Director
/s/ Lloyd A. Semple Lloyd A. Semple Date: December 5, 2008	Director
/s/ Maureen Baginski Maureen Baginski Date: December 5, 2008	Director
/s/ Delores M. Etter Delores M. Etter Date: December 5, 2008	Director