Form 10-Q
period 2008-12-28
ARGON ST, Inc.
filed 2009-02-06
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 28, 2008
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
Yes ☐       No ☑
     As of January 31, 2009, there were 21,722,739 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

ARGON ST, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE THREE MONTHS ENDED DECEMBER 28, 2008

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 28, 2008	September 30, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,647	$15,380
Accounts receivable, net	127,296	104,859
Inventory, net	3,849	3,757
Deferred income tax asset	4,160	4,534
Prepaids and other	4,080	5,416

TOTAL CURRENT ASSETS	143,032	133,946
Property, equipment and software, net	27,940	27,558
Goodwill	173,948	173,948
Intangibles, net	3,715	4,055
Other assets	791	831

TOTAL ASSETS	$349,426	$340,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$24,844	$29,133
Accrued salaries and related expenses	13,050	10,283
Deferred revenue	7,491	4,361
Income taxes payable	1,953	—
Other liabilities	140	132

TOTAL CURRENT LIABILITIES	47,478	43,909
Deferred income tax liability, long term	1,449	1,900
Deferred rent and other liabilities	1,841	2,085
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock:
$.01 Par Value, 100,000,000 shares authorized, 22,832,653 and 22,775,423 shares issued at December 28, 2008 and September 30, 2008	228	228
Additional paid in capital	223,374	222,349
Treasury stock at cost, 1,126,245 shares at December 28, 2008 and September 30, 2008	(18,425)	(18,425)
Retained earnings	93,481	88,292

TOTAL STOCKHOLDERS’ EQUITY	298,658	292,444

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$349,426	$340,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended
	December 28, 2008	December 30, 2007
CONTRACT REVENUES	$84,026	$74,266

COST OF REVENUES	68,846	60,337

GENERAL AND ADMINISTRATIVE EXPENSES	5,788	5,457

RESEARCH AND DEVELOPMENT EXPENSES	1,772	1,700

INCOME FROM OPERATIONS	7,620	6,772

INTEREST INCOME (EXPENSE)	(14)	120

INCOME BEFORE INCOME TAXES	7,606	6,892
PROVISION FOR INCOME TAXES	2,417	2,609

NET INCOME	$5,189	$4,283

EARNINGS PER SHARE (Basic)	$0.24	$0.20

EARNINGS PER SHARE (Diluted)	$0.24	$0.19

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	21,667,861	21,871,285

Diluted	21,997,425	22,252,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Three Months Ended
	December 28, 2008	December 30, 2007
Cash flows from operating activities
Net income	$5,189	$4,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,003	1,935
Amortization of deferred costs	42	—
Deferred income tax benefit	(75)	(242)
Stock-based compensation	809	723
Change in:
Accounts receivable	(22,437)	(15,489)
Inventory	(92)	(30)
Prepaids and other	976	1,278
Accounts payable and accrued expenses	(3,889)	(5,460)
Accrued salaries and related expenses	2,767	(660)
Deferred revenue	3,130	966
Income taxes	2,311	2,824
Deferred rent and other current liabilities	(158)	(113)

Net cash used in operating activities	(9,424)	(9,985)

Cash flows from investing activities
Acquisitions of property, equipment and software	(2,445)	(3,323)
Proceeds from note receivable and other	4	344

Net cash used in investing activities	(2,441)	(2,979)

Cash flows from financing activities
Stock repurchases	—	(2,772)
Payments on capital leases	(15)	(46)
Tax benefit of stock option exercises	67	18
Proceeds from exercise of stock options	80	64

Net cash provided by (used in) financing activities	132	(2,736)

Net decrease in cash and cash equivalents	(11,733)	(15,700)
Cash and cash equivalents, beginning of period	15,380	22,965

Cash and cash equivalents, end of period	$3,647	$7,265

Supplemental disclosure Income taxes paid	$92	$7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

						Total
	Common Stock	Common Stock	Additional Paid in			Stockholders’
	Number of Shares	Par Value	Capital	Treasury Stock	Retained Earnings	Equity
Balance, September 30, 2008	22,775,423	$228	$222,349	$(18,425)	$88,292	$292,444
Net income	—	—	—	—	5,189	5,189
Shares issued upon exercise of stock options	16,980	—	80	—	—	80
Restricted stock units vested	40,250	—	—	—	—	—
Stock-based compensation	—	—	878	—	—	878
Tax benefit on stock option exercises and restricted stock	—	—	67	—	—	67

Balance, December 28, 2008	22,832,653	$228	$223,374	$(18,425)	$93,481	$298,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
   1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. Operating results for the period ended December 28, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in Argon ST, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Reclassifications are made to the prior year financial statements when appropriate, to conform to the current year presentation.
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
     Argon ST’s accounting policy for recording indirect rate variances is based on management’s belief that variances accumulated during interim reporting periods will be absorbed by management actions to control costs during the remainder of the year. The Company considers the rate variance to be unfavorable when the actual indirect rates are greater than the Company’s annual targeted rates. During interim reporting periods, unfavorable rate variances are recorded as reductions to operating expenses and increases to unbilled receivables. Favorable rate variances are recorded as increases to operating expenses and decreases to unbilled receivables. At December 28, 2008, the unfavorable rate variance totaled $1,421, which was approximately $750 less than the $2,171 unfavorable rate variance planned for the period. If the Company anticipates that actual contract activities will be different than planned levels, there are alternatives the Company can utilize to absorb the variance: the Company can adjust planned indirect spending during the year, modify its billing rates to its customers, or record adjustments to expense based on estimates of future contract activities. Management expects the variance to be eliminated over the course of the fiscal year and therefore, no portion of the variance is considered permanent.
     If the Company’s rate variance is expected to be unfavorable for the entire fiscal year, any modification of the Company’s indirect rates will likely increase revenue and operating expenses. Profit percentages on fixed-price contracts will generally decline as a result of an increase to indirect costs unless compensating savings can be achieved in the direct costs to complete the projects. Profit percentages on cost reimbursement contracts will generally decline as a percentage of total costs as a result of an increase in indirect costs even if the cost increase is funded by the customer. If the Company’s rate variance is favorable, any modification of the Company’s indirect rates will decrease revenue and operating expenses. In this event, profit percentages on fixed-price contracts will generally increase. Profit percentages on cost-reimbursable contracts will generally be unaffected as a result of any reduction to indirect costs, due to the fact that programs will typically expend all of the funds available. Any impact on operating income, however, will depend on a number of other factors, including mix of contract types, contract terms and anticipated performance on specific contracts.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
   2. EARNINGS PER SHARE
     Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. The following summary is presented for the fiscal quarters ended December 28, 2008 and December 30, 2007:

	For the three months ended
	December 28,	December 30,
	2008	2007
Net income	$5,189	$4,283
Weighted average shares outstanding — basic	21,667,861	21,871,285

Basic earnings per share	$0.24	$0.20
Effect of dilutive securities:
Net shares issuable upon exercise of stock options and awards	329,564	380,940
Weighted average shares outstanding — diluted	21,997,425	22,252,225
Diluted earnings per share	$0.24	$0.19
     Stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS, because to do so would have been antidilutive, were 983,785 and 1,047,445 for the three months ended December 28, 2008 and December 30, 2007, respectively.
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

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)

	For the three months ended
	December 28,	December 30,
	2008	2007
Cost of revenues	$578	$528
General and administrative expense	231	195

Total pre-tax stock-based compensation included in income from operations	809	723
Income tax expense (benefit) recognized for stock-based compensation	(219)	(128)

Total stock-based compensation expense, net of tax	$590	$595

          As of December 28, 2008, there was $12,616 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is to be fully amortized in 5 years, with approximately half of the total amortization to be recognized in the next 18 months.
Stock Option Activity
          The following table summarizes stock option activity for the three months ended December 28, 2008. At December 26, 2008, the closing price of our common stock was $17.55.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise Price	Term	Value
Shares under option, September 30, 2008	1,623,967	$18.18
Options granted	167,000	$18.62
Options exercised	(16,980)	$4.71		$249
Options cancelled and expired	(12,255)	$25.17

Shares under option, December 28, 2008	1,761,732	$18.31	6.11	$6,992

Options vested at December 28, 2008	1,159,414	$16.35	5.12	$6,332

As of December 28, 2008, options that are vested and expected to vest prior to expiration	1,398,448	$17.26	5.51	$6,824

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
Restricted Share Activity
          Restricted shares are those shares issued to the Company’s independent directors, senior management and other employees. The following table summarizes restricted shares activity for the three months ended December 28, 2008:

		Weighted-
	Number	Average Grant
	of Shares	Date Fair Value
Unvested shares, September 30, 2008	291,975	$22.01
Awards granted	141,600	$18.47
Awards vested	(40,250)	$18.00
Awards forfeited	(3,400)	$19.07

Unvested shares, December 28, 2008	389,925	$21.17

          The Company awarded a total of 36,000 shares to its eight non-employee board members on December 9, 2008. The stock will vest one year after the award date. The fair value of these awards is $18.42 and amortization of such fair value is included in General and Administrative expenses in the accompanying Condensed Consolidated Statements of Earnings.
          The Company awarded a total of 105,600 restricted shares to its executive and senior management employees in December 2008. All shares are on a graded vesting schedule over 5 years. The weighted average fair value of these awards is $18.48 per share and the amortization of such fair value is included in Costs of Revenues and General and Administrative expenses in the accompanying Condensed Consolidated Statements of Earnings.
     4. ACCOUNTS RECEIVABLE
          Accounts receivable consists of the following as of:

	December 28, 2008	September 30, 2008
Billed and billable	$66,482	$42,794
Unbilled costs and fees	52,468	54,838
Unfavorable indirect rate variance	1,421	—
Retainages	7,136	7,438
Reserve	(211)	(211)

Accounts receivable, net	$127,296	$104,859

          The unbilled costs, fees, and retainages result from recognition of contract revenue in advance of contractual or progress billing terms and includes $1,421 of unfavorable indirect rate variance at December 28, 2008 (Refer to Note 1 for further discussion of the basis of presentation of indirect rate variances). Retainages include costs and fees on cost-reimbursable and time and material contracts withheld until audits are completed by DCAA and costs and fees withheld on progress payments on fixed price contracts. Reserves are determined based on management’s best estimate of potentially uncollectible accounts receivable. Argon ST writes off accounts receivable when such amounts are determined to be uncollectible.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
     5. INVENTORY
          Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Inventories consist of the following at the dates shown below:

	December 28, 2008	September 30, 2008
Raw Materials	$3,208	$2,920
Component parts, work in process	39	812
Finished component parts	650	410

	3,897	4,142
Reserve	(48)	(385)

Inventory, net	$3,849	$3,757

     6. PROPERTY, EQUIPMENT AND SOFTWARE
          Property, equipment and software consists of the following as of:

	December	September
	28, 2008	30, 2008
Computer, machinery and test equipment	$29,014	$27,549
Leasehold improvements	11,283	10,947
Computer software	4,989	4,926
Furniture and fixtures	1,473	1,726
Equipment under capital lease	337	337
Construction in process	10,893	10,478

	57,989	55,963
Less accumulated depreciation and amortization	(30,049)	(28,405)

	$27,940	$27,558

          As of December 28, 2008, the Company has capitalized $10,893 of construction in progress primarily consisting of $9,714 of costs incurred directly associated with the construction of one asset to be used internally for test equipment, demonstration equipment and other purposes. The Company expects to place this asset into service during fiscal year 2009.
     7. REVOLVING LINE OF CREDIT
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
          All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the product of 1.5 and the Company’s earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the trailing 12 months, calculated as of the end of each fiscal quarter. For the fiscal quarter ending December 28, 2008, EBITDA, on a trailing 12 month basis, was $41,715, and as such, the borrowing availability was $40,000. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of December 28, 2008, the Company was in compliance with these covenants and the financial ratio.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
          At December 28, 2008, there were no borrowings outstanding against the line of credit. Letters of credit and debt consisting of capital lease obligations at December 28, 2008 amounted to $2,163, and $37,837 was available on the line of credit.
     8. INCOME TAXES
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
          The Company’s accounting policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $84 accrued for interest and penalties as of December 28, 2008.
     9. COMMITMENTS AND CONTINGENCIES
          We are subject to litigation from time to time, in the ordinary course of business including, but not limited to, allegations of wrongful termination or discrimination. The Company believes the outcome of such matters will not have a material adverse effect on our results of operations, financial position or cash flows.
     10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141 Business Combinations. SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interest, contingent consideration, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring cost be expensed as incurred rather than capitalized a component of the business combination. SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R would have an impact on accounting for any business combinations occurring after our fiscal year ending September 30, 2009. The Company is currently assessing the impact, if any, of this statement on its consolidated financial position, results of operations, or cash flows.
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

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
     During the first quarter of fiscal 2009, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. The adoption of this Standard did not have a material effect on our consolidated financial position, results of operations, or cash flows. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2 , Effective Date of FASB Statement No. 157 . FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of fiscal 2010. Although the Company will continue to evaluate the application of FSP 157-2, management does not currently believe adoption will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and accompanying notes as well as our annual report on Form 10-K for the fiscal year ended September 30, 2008.
Forward-looking Statements
          Statements in this filing which are not historical facts are forward-looking statements under the provision of the Private Securities Litigation Reform Act of 1995. These statements may contain words such as “expects”, “could”, “believes”, “estimates”, “intends”, “may”, “envisions”, “targets” or other similar words. Forward-looking statements are not guarantees of future performance and are based upon numerous assumptions about future conditions that could prove not to be accurate. Forward-looking statements are subject to numerous risks and uncertainties, and our actual results could differ materially as a result of such risks and other factors. In addition to those risks specifically mentioned in this report and in the other reports filed by the Company with the Securities and Exchange Commission (including our Form 10-K for the fiscal year ended September 30, 2008), such risks and uncertainties include, but are not limited to: the availability of U.S. and international government funding for our products and services, including, without limitation, statements with respect to total estimated remaining contract values and the Company’s expectations regarding the U.S. government’s procurement activities related thereto; changes in the U.S. federal government procurement laws, regulations, policies and budgets (including changes to respond to budgetary constraints and cost-cutting initiatives); changes in appropriations types and amounts due to the priorities of the new Administration in Washington; the number and type of contracts and task orders awarded to us; the exercise by the U.S. government of options to extend our contracts; our ability to retain contracts during any rebidding process; the timing of Congressional funding on our contracts; any delay or termination of our contracts and programs; difficulties in developing and producing operationally advanced technology systems; the timing and customer acceptance of contract deliverables; our ability to attract and retain qualified personnel, including technical personnel and personnel with required security clearances; charges from any future impairment reviews; the future impact of any acquisitions or divestitures we may make; the competitive environment for defense and intelligence information technology products and services; the ability, because of the global economy and issues in the banking industry, to secure financing when and if needed; the financial health and business plans of our commercial customers; general economic, business and political conditions domestically and internationally; and other factors affecting our business that are beyond our control. All of the forward-looking statements should be considered in light of these factors. You should not put undue reliance on any forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect new information, future events or otherwise.
Overview
General
          We are a leading systems engineering and development company providing full-service C5ISR (command, control, communications, computers, combat systems, intelligence, surveillance and reconnaissance) systems in several markets, including without limitation maritime defense, airborne reconnaissance, ground systems, tactical communications and network systems. These systems and services are provided to a wide range of defense and intelligence customers, including commercial enterprises. Our systems provide communications intelligence, electromagnetic intelligence, electronic warfare and information operations capabilities that enable our defense and intelligence customers to detect, evaluate and respond to potential threats. These systems are deployed on a range of military and strategic platforms including surface ships, submarines, unmanned underwater vehicles (UUV), aircraft, unmanned aerial vehicles (UAV), land mobile vehicles, fixed site installations and re-locatable land sites.

          Given the dramatic dislocations in the financial community, a worldwide recession, a very large federal deficit, and a new Executive Branch with an agenda that may or may not differ than the previous administration’s, we may see significant impacts on our results of operations as a result of pressure on the defense and intelligence budgets. However, we began fiscal year 2009 with a solid backlog. While we understand that there will be significant pressure on the defense and intelligence budgets, we believe that given the current status of global security, the production of our systems, which include critical collection of intelligence and the maintenance of persistent surveillance, are important to our success and will require continued demand of our products and services from our customers.
Revenues
          Our revenues are primarily generated from the entire life cycle of complex sensor systems under contracts primarily with the U.S. Government and major domestic prime contractors, as well as with foreign governments, agencies and defense contractors. This life cycle spans across the design, development, production, installation and support of the system.
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
          Time and material contracts are based on hours worked, multiplied by approved labor rates, plus other costs incurred and allocated.
          The following table represents our revenue concentration by contract type for the three months ended December 28, 2008 and December 30, 2007:

	Three Months Ended
Contract Type	December 28, 2008	December 30, 2007
Fixed-price contracts	57%	52%

Cost reimbursable contracts	39%	44%

Time and material contracts	4%	4%

     Generally, we experience revenue growth when systems move from the development stage to the production stage due to increases in sales volumes from production of multiple systems, and when we add new customers or are successful in selling new systems to existing customers. Much of our current production work has been derived from programs for which we have performed the initial development work. These programs are next generation systems replacing existing, obsolete systems that were developed by other companies. We were able to displace these companies primarily on the basis of technological capability. We believe that the current state of world affairs and the U.S. government’s emphasis on protecting U.S. citizens will cause funding of these programs to continue. The increase in fixed-price contracts as a total percentage of our revenue in the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008, is primarily due to a significant amount of work performed on a fixed price subcontract to Sierra Nevada for the build of the ORBCOMM Generation Two payload, which was awarded in the third quarter of fiscal 2008 and a decreased amount of work performed on our cost-reimbursable type maritime development programs, as these programs entered the integration and test stages of their life cycle.
Backlog
     We define backlog as the funded and unfunded amount provided in contracts less previously recognized revenue. Contract options are estimated separately and not included in backlog until they are exercised and funded.
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
     Our backlog at the dates shown was as follows (in thousands):

	December 28, 2008	September 30, 2008

Funded	$258,077	$272,620
Unfunded	49,740	54,672

Total	$307,817	$327,292

Cost of Revenues
     Cost of revenues consist of direct costs incurred on contracts such as labor, materials, travel, subcontracts and other direct costs and indirect costs associated with overhead expenses such as facilities, fringe benefits and other costs that are not directly related to the execution of a specific contract. We plan our spending of indirect costs on an annual basis and on cost reimbursable contracts receive government approval to bill those costs as a percentage of our direct labor, other direct costs and direct materials as we execute our contracts. The U.S. government approves the planned indirect rates as provisional billing rates near the beginning of each fiscal year.
General and Administrative Expenses
     Our general and administrative expenses include administrative salaries, costs related to proposal activities and other administrative costs.
Research and Development
     We conduct internally funded research and development into complex signal processing, system and software architectures, and other technologies that are important to continued advancement of our systems and are of interest to our current and prospective customers. The variance from year to year in internal research and development is caused by the status of our product cycles and the level of complementary U.S. government funded research and development. For the three months ended December 28, 2008 internally funded research and development expenditures were $1.8 million, representing 2.1% of revenues in the period. For the three months ended December 30, 2007 internally funded research and development expenditures were $1.7 million, respectively, representing 2.3% of revenues, respectively.

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
     If our rate variance is expected to be unfavorable for the entire fiscal year, any modification of our indirect rates will likely increase revenue and operating expenses. Profit percentages on fixed-price contracts will generally decline as a result of an increase to indirect costs unless compensating savings can be achieved in the direct costs to complete the projects. Profit percentages on cost reimbursement contracts will generally decline as a percentage of total costs as a result of an increase in indirect costs even if the cost increase is funded by the customer. If our rate variance is favorable, any modification of our indirect rates will decrease revenue and operating expenses. In this event, profit percentages on fixed-price contracts will generally increase. Profit percentages on cost-reimbursable contracts will generally be unaffected as a result of any reduction to indirect costs, due to the fact that programs will typically expend all of the funds available. Any impact on operating income, however, will depend on a number of other factors, including mix of contract types, contract terms and anticipated performance on specific contracts.
     At December 28, 2008, the unfavorable rate variance totaled $1.4 million, which was approximately $0.8 million less than the $2.2 million unfavorable rate variance planned for the period.

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
Accounts Receivable
     We are required to estimate the collectability of our accounts receivable. Judgment is required in assessing the realization of such receivables, and the related reserve requirements are based on the best facts available to us. Since most of our revenue is generated under U.S. government contracts, our current accounts receivable reserve is not significant to our overall receivables balance.
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

Historical Operating Results
Three months ended December 28, 2008 compared to three months ended December 30, 2007
     The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the three months ended December 28, 2008 and December 30, 2007 (in thousands):

	Three months quarter ended		Amount of
	December	December	in crease	% increase
	28, 2008	30, 2007	(decrease)	(decrease)
Contract revenues	$84,026	$74,266	$9,760	13%
Cost of revenues	68,846	60,337	8,509	14%
General and administrative expenses	5,788	5,457	331	6%
Research and development expenses	1,772	1,700	72	4%
Interest income, net	(14)	120	(134)	-112%
Provision for income taxes	2,417	2,609	(192)	-7%
Net income	5,189	4,283	906	21%
Revenues:
     Revenues increased approximately $9.8 million or 13% for the three months ended December 28, 2008, as compared to the three months ended December 30, 2007. The revenue increase is primarily attributable to $8.9 million of revenue recognized for work completed on contracts related to tactical communications and networking capabilities for three customers. Increases in revenue attributable to other contracts awarded in fiscal year 2008 include $2.7 million from a 22 month modernization program, $2.2 million from a flight test program, and $2.3 million from two other programs including a contract with a customer to build wire harness assemblies and components for aircraft wings and a contract to perform work for maritime signals interception. Offsetting these increases, we experienced a $4.0 million decrease of revenue related to certain development contracts for maritime systems. Other decreases of revenue of $2.3 million related to certain contracts nearing completion primarily attributable to certain contracts related to tactical ground mobile communications technologies.
Cost of Revenues:
     Cost of revenues increased approximately $8.5 million or 14% for the three months ended December 28, 2008 as compared to the three months ended December 30, 2007. The increase was primarily due to increased contract activity and increased revenue as described above. As a result of the increased contract activity, direct materials costs, including subcontract costs, increased $6.8 million. Direct labor increased $0.9 million consistent with our increase in production activity on fixed price contracts. Along with the increase in direct labor and direct material costs, other direct costs and overhead costs allocable to such direct costs increased approximately $2.5 million. Other costs decreased $1.1 million primarily due to a $0.9 million decrease of costs not allocable to specific contracts. Cost of revenues as a percentage of total revenue increased nominally to 82% for the three months ended December 28, 2008 as compared to 81% in the same quarter of fiscal year 2008.

General and Administrative Expenses:
     General and administrative expenses increased approximately $0.3 million or 6% for the three months ended December 28, 2008, as compared to the three months ended December 30, 2007. This increase was primarily due to increased professional fees, including those related to our defense of claims against us. As a percentage of revenue, general and administrative costs have remained at 7% of revenue for both the three months ended December 30, 2008 and December 30, 2007.
Research and Development Expenses:
     Research and development expenses increased approximately $0.1 million or 4% for the three months ended December 28, 2008, as compared to the three months ended December 30, 2007 due to the timing of specific planned research and development projects. Research and development expenditures represented 2.1% and 2.3% of our consolidated revenues for the three months ended December 28, 2008 and December 30, 2007, respectively. We expect that research and development expenditures will continue to represent approximately 2% to 3% of our consolidated revenue in future periods.
Interest Income, net:
     Interest income, net of interest expense, decreased approximately $0.1 million for the three months ended December 30, 2008, as compared to the three months ended December 30, 2007. This decrease was primarily due to lower average cash balances for the first quarter of fiscal year 2009 as compared to those during the first quarter of fiscal year 2008. During the first quarter of fiscal 2009, we borrowed approximately $7.0 million on our line of credit as a result of the timing of certain milestone billings and cash receipts on such billings. As of December 28, 2008, these borrowings were repaid. Due to the timing of these milestone billings, we expect that from time to time, we will continue to utilize our line of credit to fund operations.
Provision for Income Taxes:
     The provision for income taxes decreased approximately $0.2 million or 7% for the three months ended December 28, 2008, as compared to the three months ended December 30, 2007. Our effective income tax rate decreased to 31.8% for the three months ended December 28, 2008, compared to an effective rate of 37.9% for the three months ended December 30, 2007. The lower effective tax rate in the quarter ended December 28, 2008 was primarily due to a 5.6% reduction related to the renewal of the federal research and development tax credit which was realized retroactive to January 1, 2008 as a result of legislation signed into law during our first fiscal quarter of 2009. We expect our annual effective rate to approximate levels closer to a 35% to 37% range for the annual period ending September 30, 2009.
Net Income:
     As a result of the above, net income increased approximately $0.9 million, or 21%, for the three months ended December 28, 2008 compared to the three months ended December 30, 2007.
Analysis of Liquidity and Capital Resources
     Our liquidity requirements relate primarily to the funding of working capital requirements supporting operations, capital expenditures and strategic initiatives including potential future acquisitions and research and development activities.

Cash
     At December 28, 2008, we had cash of $3.6 million compared to cash of $15.4 million at September 30, 2008. The $11.7 million decrease in cash was primarily the result of $9.4 million of cash used in operations and $2.4 million of cash paid for acquisitions of property, equipment and software.
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
     All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the product of 1.5 and the Company’s earnings before interest expense, taxes depreciation and amortization (EBITDA) for the trailing 12 months, calculated as of the end of each fiscal quarter. For the fiscal quarter ending December 28, 2008, EBITDA, on a trailing 12 month basis, was $41.7 million. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of December 28, 2008, the Company was in compliance with these covenants and the financial ratio.
     At December 28, 2008, there were no borrowings outstanding against the line of credit. Letters of credit and debt consisting of capital lease obligations at December 28, 2008 amounted to $2.2 million, and $37.8 million was available on the line of credit.
     Cash Flows
     Net cash used in operating activities was $9.4 million for the three months ended December 28, 2008, compared to net cash used in operating activities of $10.0 million for the three months ended December 30, 2007. Cash provided by operating activities during the three months ended December 28, 2008 was comprised of $8.0 million of net income as adjusted for non-cash reconciling items including depreciation and amortization, changes in deferred income taxes and stock-based compensation. Net income, as adjusted for non-cash reconciling items, was reduced by $17.4 million as a result of changes in operating assets and liabilities. This change was driven by a $19.3 million increase in accounts receivable net of increases in deferred revenue, and a $3.9 million decrease in accounts payable, which were partially offset by $5.8 million of changes in other operating assets and liabilities.
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
     Net cash provided by investing activities was $2.4 million for the three months ended December 28, 2008, compared to net cash used in investing activities of $3.0 million for the nine months ended December 30, 2007. Significant capital expenditures have occurred related to internally constructed assets.
     Net cash provided by financing activities was $0.1 million for the three months ended December 28, 2008 compared to net cash used in financing activities of $2.7 million for the three months ended December 30, 2007. In the first quarter of fiscal year 2008, cash used in financing activities was primarily comprised of $2.8 million of cash used to purchase shares of our common stock under our stock repurchase program. The shares purchased in fiscal year 2008 occurred under a stock repurchase plan which expired in August 2008. In December 2008, our Board of Directors approved a plan to repurchase up to 1.0 million additional shares of our common stock. Through January 2008, we have not repurchased any shares under the approved plan.
Contractual Obligations and Commitments
     As of December 28, 2008, our contractual cash obligations were as follows (in thousands):

		Due in 1	Due in 2	Due in 3	Due in 4	Due in 5
	Total	year	years	years	years	years	Thereafter
Capital leases	$96	$60	$27	$9	—	—	—
Operating leases	38,250	8,179	7,319	6,833	6,518	6,412	2,989
Earn-out obligation (a)	3,200	3,200	—	—	—	—	—

Total	$41,546	$11,439	$7,346	$6,842	$6,518	$6,412	$2,989

(a)	Under the Coherent purchase agreement, as amended, we have agreed to pay shareholders of Coherent an additional $3.2 million in cash in the event that certain bookings targets are met as of July 2009.
     As of December 28, 2008, our other commercial commitments were as follows:

(in thousands)	Total	Less Than 1 Year	1-3 Years

Letters of credit	$2,079	$2,079	—
     Contingent income tax obligations. As of December 28, 2008, we have recorded a net liability of $339,000 for uncertain tax positions. For further discussion of these contingencies, see Note 8 to the condensed consolidated financial statements included in this report.
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

Access to Bank Credit:
     Our liquidity position is influenced by our ability to obtain sufficient levels of working capital. Continuing access to bank credit for the purposes of funding operations during periods in which cash fluctuates is an important factor in our overall liquidity position. We have a line of credit with Bank of America effective through February 2010 and we believe we have a good working relationship with Bank of America (see “—Analysis of Liquidity and Capital Resources—Line of Credit” above). However, as recent events in the financial markets have demonstrated, dramatic shifts in market conditions could materially impact our ability to continue to secure bank credit, and a continued steep deterioration in market conditions could materially impact our liquidity position. Absent these dramatic shifts and steep deteriorations in market conditions, we believe we have access to sufficient bank credit.
Interest Rates:
     Our line of credit financing provides available borrowing to us at a variable interest rate tied to the LIBOR rate. There were no outstanding borrowings under this line of credit at December 28, 2008. Accordingly, we do not believe that any movement in interest rates would have a material impact on future earnings or cash flows. In the event that we borrow on our line of credit in future periods, we will be subject to the risks associated with fluctuating interest rates.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     There were no material changes from the legal proceeding disclosed in our Form 10-K for the fiscal year ended September 30, 2008, filed on December 5, 2008.
ITEM 1A. RISK FACTORS
     There were no other material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended September 30, 2008, filed on December 5, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
2 .1	Agreement and Plan of Merger dated as of June 7, 2004, by and between Sensytech, Inc. and Argon Engineering Associates, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 filed on July 16, 2004, Registration Statement No. 333-117430)

2.2	Agreement and Plan of Merger, Dated as of June 9, 2006, by and among Argon ST, Inc., Argon ST Merger Sub, Inc., San Diego Research Center, Incorporated, Lindsay McClure, Thomas Seay and Harry B. Lee, Trustee of the HBL and BVL Trust (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 14, 2006)

2.3	Equity Purchase Agreement by and among Argon ST, Inc., CSIC Holdings LLC, Coherent Systems International, Corp., the Stockholders of Coherent Systems International, Corp. and Richard S. Ianieri, as Seller Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed August 16, 2007)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-98757) filed on August 26, 2002)

3.1.1	Amendment, dated September 28, 2004, to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 5, 2004 covering Items 2.01, 5.01, 5.02, 8.01 and 9.01 of Form 8-K).

3.1.2	Amendment, dated March 15, 2005 to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 5, 2005, filed May 11, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed May 12, 2008)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-128211) filed on September 9, 2005)

10.1	Second Amended and Restated Line of Credit Agreement with Bank of America (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-98757) filed on August 27, 2002)

10.1.1	Fifth Amendment to Second Amended and Restated Financing and Security Agreement, dated as of March 31, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 6, 2006)

10.1.2	Sixth Amendment to the Second Amended and Restated Financing and Security Agreement, dated as of February 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 4, 2008)

10.2+	Argon ST, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for its 2006 annual meeting of stockholders, filed January 27, 2006)

10.2.1	Form of Stock Option Agreement under Argon ST 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed December 14, 2005)

10.3+	Argon Engineering Associates, Inc. Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed December 14, 2004)

10.4+	2008 Argon Equity Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A, filed January 5, 2008)

10.5.1+	Change in Control Agreement — between the Company and Terry Collins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 22, 2009)

10.5.2+	Change in Control Agreement — between the Company and Kerry Rowe (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 22, 2009)

10.5.3+	Change in Control Agreement — between the Company and Aaron Daniels (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 22, 2009)

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

32.1**	Certification pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act and Section 1350 of Chapter 63 of Title 8 of the United States Code

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan or arrangement

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
Date: February 6, 2009