Form 10-Q
period 2009-03-29
ARGON ST, Inc.
filed 2009-05-07
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 29, 2009
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
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
Yes ☐     No ☑
     As of April 30, 2009, there were 21,683,382 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

ARGON ST, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE THREE AND SIX MONTHS ENDED MARCH 29, 2009

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 29, 2009	September 30, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,305	$15,380
Accounts receivable, net	131,032	104,859
Inventory, net	3,812	3,757
Deferred income tax asset	4,400	4,534
Deferred project costs	1,570	3,412
Prepaids and other	1,557	2,004

TOTAL CURRENT ASSETS	160,676	133,946
Property, equipment and software, net	27,780	27,558
Goodwill	173,948	173,948
Intangibles, net	3,375	4,055
Other assets	692	831

TOTAL ASSETS	$366,471	$340,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$37,228	$29,133
Accrued salaries and related expenses	12,972	10,283
Deferred revenue	8,014	4,361
Income taxes payable	777	—
Other liabilities	184	132

TOTAL CURRENT LIABILITIES	59,175	43,909
Deferred income tax liability, long term	1,315	1,900
Deferred rent and other liabilities	1,819	2,085
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock:
$.01 Par Value, 100,000,000 shares authorized, 22,897,279 and 22,775,423 shares issued at March 29, 2009 and September 30, 2008	229	228
Additional paid in capital	224,559	222,349
Treasury stock at cost, 1,219,077 and 1,126,245 shares at March 29, 2009 and September 30, 2008	(19,923)	(18,425)
Retained earnings	99,297	88,292

TOTAL STOCKHOLDERS’ EQUITY	304,162	292,444

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$366,471	$340,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008

CONTRACT REVENUES	$95,572	$88,449	$179,598	$162,715

COST OF REVENUES	77,695	73,012	146,541	133,349

GENERAL AND ADMINISTRATIVE EXPENSES	6,128	4,663	11,916	10,120

RESEARCH AND DEVELOPMENT EXPENSES	2,366	1,811	4,138	3,511

INCOME FROM OPERATIONS	9,383	8,963	17,003	15,735

INTEREST INCOME, NET	(11)	35	(25)	154

INCOME BEFORE INCOME TAXES	9,372	8,998	16,978	15,889
PROVISION FOR INCOME TAXES	3,556	3,492	5,973	6,101

NET INCOME	$5,816	$5,506	$11,005	$9,788

EARNINGS PER SHARE (Basic)	$0.27	$0.25	$0.51	$0.45

EARNINGS PER SHARE (Diluted)	$0.26	$0.25	$0.50	$0.44

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	21,713,793	21,698,836	21,691,082	21,781,588

Diluted	22,009,828	22,013,836	22,016,996	22,146,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Six Months Ended
	March 29, 2009	March 30, 2008
Cash flows from operating activities
Net income	$11,005	$9,788
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,508	3,926
Claims resolution	640	—
Amortization of deferred costs	84	84
Deferred income tax expense (benefit)	448	(897)
Stock-based compensation	1,807	1,621
Other	(93)	(16)
Change in:
Accounts receivable	(26,032)	(6,480)
Inventory	(101)	(846)
Prepaids and other	1,929	1,284
Deferred rent and other	21	2,007
Accounts payable and accrued expenses	7,855	1,499
Accrued salaries and related expenses	2,689	(2,063)
Deferred revenue	3,653	(5,025)

Net cash provided by operating activities	8,413	4,882

Cash flows from investing activities
Acquisitions of property, equipment and software	(4,452)	(5,203)
Cash paid for acquisitions	—	(3,300)
Reduction in restricted cash	—	1,800
Deposits and other assets	66	—
Proceeds from note receivable and other	—	339

Net cash used in investing activities	(4,386)	(6,364)

Cash flows from financing activities
Stock repurchases	(1,498)	(7,898)
Payments on capital leases	(30)	(90)
Tax benefit of stock option exercises	4	36
Proceeds from exercise of stock options	171	169
Proceeds from employee stock purchase plan exercises	251	284

Net cash used in financing activities	(1,102)	(7,499)

Net increase (decrease) in cash and cash equivalents	2,925	(8,981)
Cash and cash equivalents, beginning of period	15,380	22,965

Cash and cash equivalents, end of period	$18,305	$13,984

Supplemental disclosure
Income taxes paid	$5,253	$4,723

Interest expense paid	$35	$12

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

						Total
	Common Stock	Common Stock	Additional Paid in			Stockholders’
	Number of Shares	Par Value	Capital	Treasury Stock	Retained Earnings	Equity
Balance, September 30, 2008	22,775,423	$228	$222,349	$(18,425)	$88,292	$292,444
Net income	—	—	—	—	11,005	11,005
Shares issued upon exercise of stock options	32,040	—	171	—	—	171
Restricted stock units vested	75,825	1	(1)	—	—	—
Employee stock purchase plan	13,991	—	251	—	—	251
Stock-based compensation	—	—	1,785	—	—	1,785
Stock repurchase	—	—	—	(1,498)	—	(1,498)
Tax benefit on stock option exercises and restricted stock	—	—	4	—	—	4

Balance, March 29, 2009	22,897,279	$229	$224,559	$(19,923)	$99,297	$304,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
     1. BASIS OF PRESENTATION
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. Operating results for the period ended March 29, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in Argon ST, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Reclassifications are made to the prior year financial statements when appropriate, to conform to the current year presentation.
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
          Argon ST’s accounting policy for recording indirect rate variances is based on management’s belief that variances accumulated during interim reporting periods will be absorbed by management actions to control costs during the remainder of the year. The Company considers the rate variance to be unfavorable when the actual indirect rates are greater than the Company’s annual targeted rates. During interim reporting periods, unfavorable rate variances are recorded as reductions to operating expenses and increases to unbilled receivables. Favorable rate variances are recorded as increases to operating expenses and decreases to unbilled receivables. At March 29, 2009, the unfavorable rate variance totaled $4,410, which was approximately $1,103 more than the $3,307 unfavorable rate variance planned for the period. If the Company anticipates that actual contract activities will be different than planned levels, there are alternatives the Company can utilize to absorb the variance: the Company can adjust planned indirect spending during the year, modify its billing rates to its customers, or record adjustments to expense based on estimates of future contract activities. Management expects the variance to be eliminated over the course of the fiscal year and therefore, no portion of the variance is considered permanent.
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

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
     2. EARNINGS PER SHARE
          Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. The following summary is presented for the three and six months ended March 29, 2009 and March 30, 2008:

	For the three months ended		For the six months ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008

Net income	$5,816	$5,506	$11,005	$9,788
Weighted average shares outstanding — basic	21,713,793	21,698,836	21,691,082	21,781,588

Basic earnings per share	$0.27	$0.25	$0.51	$0.45
Effect of dilutive securities:
Net shares issuable upon exercise of stock options and awards	296,035	315,000	325,914	364,416
Weighted average shares outstanding — diluted	22,009,828	22,013,836	22,016,996	22,146,004
Diluted earnings per share	$0.26	$0.25	$0.50	$0.44
          Stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS, because to do so would have been antidilutive, were 1,240,504 and 1,175,217 for the three and six months ended March 29, 2009, respectively, and were 1,089,600 and 1,029,100 for the three and six months ended March 30, 2008, respectively.
     3. STOCK-BASED COMPENSATION
          We issue stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) on an annual or selective basis to our directors and key employees. The fair value of the RSUs is computed using the closing price of the stock on the date of grant. The fair value of the stock options and the SARs is computed using a binomial option pricing model. Assumptions related to the volatility are based on an analysis of our historical volatility. The estimated fair value of each award is included in cost of revenues or general and administrative expenses over the vesting period which an employee provides services in exchange for the award.
          Stock-based compensation, which includes compensation recognized on stock option grants and restricted stock awards, has been included in the following line items in the accompanying condensed consolidated statements of earnings.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)

	For the three months		For the six months ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008

Cost of revenues	$666	$640	$1,244	$1,168
General and administrative expense	332	258	563	453

Total pre-tax stock-based compensation included in income from operations	998	898	1,807	1,621
Income tax expense (benefit) recognized for stock-based compensation	(258)	(183)	(478)	(311)

Total stock-based compensation expense, net of tax	$740	$715	$1,329	$1,310

          As of March 29, 2009, there was $11,412 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is to be fully amortized in 5 years, with approximately half of the total amortization to be recognized in the next 18 months.
Stock Option Activity
          The following table summarizes stock option activity for the six months ended March 29, 2009. On March 27, 2009, the closing price of our common stock was $19.59.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise Price	Term	Value
Shares under option, September 30, 2008	1,623,967	$18.18
Options granted	167,000	$18.62
Options exercised	(32,040)	$5.34		$208
Options cancelled and expired	(25,645)	$23.65

Shares under option, March 29, 2009	1,733,282	$18.38	5.87	$8,210

Options vested at March 29, 2009	1,192,099	$16.81	5.01	$7,288

As of March 29 2009, options that are vested and expected to vest prior to expiration	1,419,794	$17.55	5.35	$7,905

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
Restricted Share Activity
          Restricted shares are those shares issued to the Company’s Board of Directors, senior management and other employees. The following table summarizes restricted shares activity for the six months ended March 29, 2009:

		Weighted-Average
	Number	Grant Date Fair
	of Shares	Value
Unvested shares, September 30, 2008	291,975	$22.01
Awards granted	146,600	$18.43
Awards vested	(75,825)	$20.83
Awards forfeited	(3,400)	$19.07

Unvested shares, March 29, 2009	359,350	$20.83

          The Company awarded a total of 36,000 shares to its eight non-employee board members on December 9, 2008. The stock will vest one year after the award date. The fair value of these awards is $18.42 and amortization of such fair value is included in General and Administrative expenses in the accompanying Condensed Consolidated Statements of Earnings.
          The Company awarded a total of 110,600 restricted shares to its executive, senior management and other employees in December 2008 and January 2009. All shares are on a graded vesting schedule over 5 years. The weighted average fair value of these awards is $18.44 per share and the amortization of such fair value is included in Costs of Revenues and General and Administrative expenses in the accompanying Condensed Consolidated Statements of Earnings.
     4. ACCOUNTS RECEIVABLE
          Accounts receivable consists of the following as of:

	March 29, 2009	September 30, 2008

Billed and billable	$66,755	$42,794
Unbilled costs and fees	50,867	54,838
Unfavorable indirect rate variance	4,410	—
Retainages	9,018	7,438
Reserve	(18)	(211)

Accounts receivable, net	$131,032	$104,859

          The unbilled costs, fees, and retainages result from recognition of contract revenue in advance of contractual or progress billing terms and includes $4,410 of unfavorable indirect rate variance at March 29, 2009 (Refer to Note 1 for further discussion of the basis of presentation of indirect rate variances). Retainages include costs and fees on cost-reimbursable and time and material contracts withheld until audits are completed by DCAA and costs and fees withheld on progress payments on fixed price contracts. Reserves are determined based on management’s best estimate of potentially uncollectible accounts receivable. Argon ST writes off accounts receivable when such amounts are determined to be uncollectible.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
     5. INVENTORY
          Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Inventories consist of the following at the dates shown below:

	March 29, 2009	September 30, 2008

Raw Materials	$2,807	$2,920
Component parts, work in process	494	812
Finished component parts	559	410

	3,860	4,142
Reserve	(48)	(385)

Inventory, net	$3,812	$3,757

     6. PROPERTY, EQUIPMENT AND SOFTWARE
          Property, equipment and software consist of the following as of:

	March 29, 2009	September 30, 2008

Computer, machinery and test equipment	$29,500	$27,549
Leasehold improvements	11,569	10,947
Computer software	5,563	4,926
Furniture and fixtures	1,557	1,726
Equipment under capital lease	337	337
Construction in progress	11,415	10,478

	59,941	55,963
Less accumulated depreciation and amortization	(32,161)	(28,405)

	$27,780	$27,558

          As of March 29, 2009, the Company has capitalized $11,253 of construction in progress primarily consisting of $10,420 of costs incurred directly associated with the construction of one asset to be used internally for test equipment, demonstration equipment and other purposes. The Company expects to place this asset into service during the fourth quarter of fiscal year 2009.
     7. REVOLVING LINE OF CREDIT
          The Company maintains a $40,000 line of credit with Bank of America, N.A. (the “Lender”). The credit facility will terminate no later than February 28, 2010 and is subject to renewal at the time of termination. The credit facility also contains a sublimit of $15,000 to cover letters of credit. In addition, borrowings on the line of credit bear interest at LIBOR plus 150 basis points. An unused commitment fee of 0.25% per annum, payable in arrears, is also required.
          All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the product of 1.5 and the Company’s earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the trailing 12 months, calculated as of the end of each fiscal quarter. For the fiscal quarter ending March 29, 2009, EBITDA, on a trailing 12 month basis, was $42,561, and as such, the borrowing availability was $40,000. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of March 29, 2009, the Company was in compliance with these covenants and the financial ratio.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
          On March 29, 2009, there were no borrowings outstanding against the line of credit. Letters of credit and debt consisting of capital lease obligations at March 29, 2009 amounted to $2,513, and $37,487 was available on the line of credit.
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
          If the examination periods were to expire or, in the event of an examination, the Company’s positions are sustained in favor of the Company, the Company would recognize approximately $339 of tax benefits reducing its effective rate. The statue of limitations related to this uncertain tax position will expire in June 2009.
          The Company’s accounting policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $89 accrued for interest and penalties as of March 29, 2009.
     9. COMMITMENTS AND CONTINGENCIES
          In the second quarter of fiscal year 2009, the Company recorded a liability in the amount of $640 in connection with the resolution of a legal claim. This liability will not be paid until the Company collects on a related receivable.
          We are subject to litigation from time to time, in the ordinary course of business including, but not limited to, allegations of wrongful termination or discrimination. The Company believes the outcome of such matters will not have a material adverse effect on our results of operations, financial position or cash flows.
     10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141 Business Combinations. SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interest, contingent consideration, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring cost be expensed as incurred rather than capitalized as a component of the business combination. In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”), which reinstates the requirements under FAS 141 for recognizing and measuring pre-acquisition contingencies in a business combination. FSP FAS 141R-1 requires that pre-acquisition contingencies are recognized at their acquisition-date fair value if a fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, a contingency shall be recognized if it is probable that an asset existed or liability had been incurred at the acquisition date and the amount can be reasonably estimated. SFAS No. 141R and FSP FAS 141R-1 will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R and FSP FAS 141R-1 will have an impact on accounting for any business combinations occurring after our fiscal year ending September 30, 2009. The Company is currently assessing the impact, if any, of these statements on its consolidated financial position, results of operations, or cash flows.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
          In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of FSP No. FAS 142-3 will have any material effect on our consolidated financial position, results of operations, or cash flows.
          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial instruments and other items at fair value. The fair value option generally may be applied instrument by instrument, is irrevocable, and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 was adopted by the Company on October 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
          During the first quarter of fiscal 2009, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. The adoption of this Standard did not have a material effect on our consolidated financial position, results of operations, or cash flows. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2 , Effective Date of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of fiscal 2010. Although the Company will continue to evaluate the application of FSP 157-2, management does not currently believe adoption will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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
Forward-looking Statements
          Statements in this filing which are not historical facts are forward-looking statements under the provision of the Private Securities Litigation Reform Act of 1995. These statements may contain words such as “expects”, “could”, “believes”, “estimates”, “intends”, “may”, “envisions”, “targets” or other similar words. Forward-looking statements are not guarantees of future performance and are based upon numerous assumptions about future conditions that could prove not to be accurate. Forward-looking statements are subject to numerous risks and uncertainties, and our actual results could differ materially as a result of such risks and other factors. In addition to those risks specifically mentioned in this report and in the other reports filed by the Company with the Securities and Exchange Commission (including our Form 10-K for the fiscal year ended September 30, 2008), such risks and uncertainties include, but are not limited to: the availability of U.S. and international government and commercial funding for our products and services, including, without limitation, total estimated remaining contract values and the Company’s expectations regarding the U.S. government’s procurement activities related thereto; changes in the U.S. federal government procurement laws, regulations, policies and budgets (including changes to respond to budgetary constraints and cost-cutting initiatives); changes in appropriations types and amounts due to the priorities of the new Administration in Washington; the number and type of contracts and task orders awarded to us; the exercise by the U.S. government of options to extend our contracts; our ability to retain contracts during any rebidding process; the timing of Congressional funding on our contracts; any delay or termination of our contracts and programs; difficulties in developing and producing operationally advanced technology systems; our ability to secure business with government prime contractors; our ability to maintain adequate and unbroken supplier performance; the timing and customer acceptance of contract deliverables; our ability to attract and retain qualified personnel, including technical personnel and personnel with required security clearances; charges from any future impairment reviews; the future impact of any acquisitions or divestitures we may make; the competitive environment for defense and intelligence information technology products and services; the ability, because of the global economy and issues in the banking industry, to secure financing when and if needed; the financial health and business plans of our commercial customers; general economic, business and political conditions domestically and internationally; and other factors affecting our business that are beyond our control. All of the forward-looking statements should be considered in light of these factors. You should not put undue reliance on any forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect new information, future events or otherwise.
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
          Given the dramatic dislocations in the financial community, a worldwide recession, a very large federal deficit, and a new Executive Branch with an agenda that may or may not differ from the previous Administration’s, we may see significant impacts on our results of operations. However, we began fiscal year 2009 with a solid backlog and are still seeing the positive results of that backlog. While we understand that there will be significant pressure on the defense and intelligence budgets, and while we are seeing a general slowdown in government spending as a whole, we believe that given the current status of global security, the production of our systems, which include critical collection of intelligence and the maintenance of persistent surveillance, will require continued demand of our products and services from our customers.

Revenues
          Our revenues are primarily generated from the entire life cycle of complex sensor systems under contracts primarily with the U.S. government and major domestic prime contractors, as well as with foreign governments, agencies and defense contractors. This life cycle spans the design, development, production, installation and support of the system.
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
          Time and material contracts are based on hours worked, multiplied by pre-negotiated labor rates, plus other costs incurred, allocated and approved.
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

          The following table represents our revenue concentration by contract type for the three and six months ended March 29, 2009 and March 30, 2008:

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
Contract Type	2009	2008	2009	2008

Fixed-price contracts	55%	64%	56%	58%
Cost reimbursable contracts	40%	32%	39%	38%
Time and material contracts	5%	4%	5%	4%
          Generally, we experience revenue growth when systems move from the development stage to the production stage due to increases in sales volumes from production of multiple systems, and when we add new customers or are successful in selling new systems to existing customers. Much of our current production work has been derived from programs for which we have performed the initial development work. These programs are next generation systems replacing existing, obsolete systems that were developed by other companies. We were able to displace these companies primarily on the basis of technological capability. We continue to believe that the current state of world affairs and the U.S. government’s emphasis on protecting U.S. citizens will cause funding of these programs to continue. The increase in cost reimbursable contracts as a percentage of our total revenue in the second quarter of fiscal 2009, as compared to the second quarter of fiscal 2008, is primarily due to a significant amount of work performed on several key cost reimbursable type programs including a fixed site system for a U.S. intelligence community customer and a contract to bring our surface ship lighthouse technology to the U.S. Coast Guard. On a year-to-date measure, the increased work on cost reimbursable programs in the second quarter of fiscal 2009 was offset with increases in fixed price programs in the first quarter of fiscal 2009, driven largely by increased efforts on a fixed price subcontract to Sierra Nevada for the build of the ORBCOMM Generation Two payload, which was awarded in the third quarter of fiscal 2008.
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
          From time to time, we will exclude from backlog portions of contract values of very long or complex contracts where we judge revenue could be jeopardized by a change in U.S. government policy. Because of possible future changes in delivery schedules and cancellations of orders, backlog at any particular date is not necessarily representative of actual revenue to be expected for any succeeding period, and actual revenue for the year may not meet or exceed the backlog represented. We may experience significant contract cancellations or reductions of amounts that were previously booked and included in backlog.

          Our backlog at the dates shown was as follows (in thousands):

	March 29,	September 30,
	2009	2008

Funded	$216,661	$272,620
Unfunded	33,523	54,672

Total	$250,184	$327,292

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
Research and Development
          We conduct internally funded research and development into complex signal processing, system and software architectures, and other technologies that are important to continued advancement of our systems and are of interest to our current and prospective customers. The variance from year to year in internal research and development is caused by the status of our product cycles and the level of complementary U.S. government funded research and development. For the three and six months ended March 29, 2009 internally funded research and development expenditures were $2.4 million and $4.1 million, respectively, representing approximately 3% and 2% of revenues in each period, respectively. For the three and six months ended March 30, 2008 internally funded research and development expenditures were $1.8 million and $3.5 million, respectively, representing 2% of revenues in each period.
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
          At March 29, 2009, the unfavorable rate variance totaled $4.4 million, which was approximately $1.1 million more than the $3.3 million unfavorable rate variance planned for the period. Management expects the variance to be eliminated over the course of the fiscal year and therefore, no portion of the variance is considered permanent.
Award Fee Recognition
          Our practice for recognizing interim fees on our cost-plus-award-fee contracts is based on management’s assessment as to the likelihood that the award fee or an incremental portion of the award fee will be earned on a contract-by-contract basis. Management’s assessments are based on numerous factors including: contract terms, nature of the work performed, our relationship and history with the customer, our history with similar types of projects, and our current and anticipated performance on the specific contract. No award fee is recognized until management determines that it is probable that an award fee or portion thereof will be earned. Actual fees awarded are typically within management’s estimates. However, changes could arise within an award fee period causing management to either lower or raise the award fee estimate in the period in which it occurs.
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

Stock-Based Compensation
          We issue stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) on an annual or selective basis to our directors and key employees. The fair value of the RSUs is computed using the closing price of the stock on the date of grant. The fair value of the stock options and the SARs is computed using a binomial option pricing model. Assumptions related to the volatility are based on an analysis of our historical volatility. The estimated fair value of each award is included in cost of revenues or general and administrative expenses over the vesting period which an employee provides services in exchange for the award.
Historical Operating Results
Three months ended March 29, 2009 compared to three months ended March 30, 2008
          The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the three months ended March 29, 2009 and March 30, 2008 (in thousands):

	Three months quarter ended		Amount of
	March 29,	March 30,	increase	% increase
	2009	2008	(decrease)	(decrease)

Contract revenues	$95,572	$88,449	$7,123	8%
Cost of revenues	77,695	73,012	4,683	6%
General and administrative expenses	6,128	4,663	1,465	31%
Research and development expenses	2,366	1,811	555	31%
Interest income, net	(11)	35	(46)	-131%
Provision for income taxes	3,556	3,492	64	2%
Net income	5,816	5,506	310	6%
Revenues
          Revenues increased approximately $7.1 million or 8% for the three months ended March 29, 2009, as compared to the three months ended March 30, 2008 representing increases in contract activity across multiple capabilities and technologies that we provide to our customers. We realized an $8.7 million increase in revenue recognized for work completed on contracts related to tactical communications and networking capabilities for three customers, including contracts related to continued work on a subcontract to Sierra Nevada for the build of the ORBCOMM Generation Two Payload, the U.S. Army’s Operational Test Tactical Engagement System, and a second production order for the Common Range Integrated Instrumentation System Rapid Prototype Initiative. We expect further contributions to revenue in fiscal year 2009 for key production and development milestones related to these programs. We realized a $9.3 million increase in airborne reconnaissance and other related development programs, including the U.S. Army’s communications intelligence modernization program. Offsetting these increases, we experienced a $5.8 million decrease in revenue related to maritime programs primarily due to significant revenue recognized in the second quarter of fiscal 2008 related to the commencement of the fifth production lot ordered on the SSEE Increment E program. Other net decreases of revenue of $5.1 million primarily attributable to certain contracts nearing completion related to tactical ground mobile communications technologies and a significant foreign contract acquired in a previous business combination.

Cost of Revenues
          Cost of revenues increased approximately $4.7 million or 6% for the three months ended March 29, 2009 as compared to the three months ended March 30, 2008. The increase was primarily due to increased contract activity and increased revenue as described above. As a result of the increased contract activity, direct materials costs, including subcontract costs, increased $2.8 million. Direct labor increased $0.7 million consistent with increased development activity on our cost plus type work. Other direct costs increased $1.0 million primarily due to direct consulting work used in engineering services or development related contracts. Cost of revenues as a percentage of total revenue decreased to 81% for the three months ended March 29, 2009 as compared to 83% in the same quarter of fiscal year 2008.
General and Administrative Expenses
          General and administrative expenses increased approximately $1.5 million or 31% for the three months ended March 29, 2009, as compared to the three months ended March 30, 2008. This increase was primarily due to a $1.1 million increase in legal fees associated with the defense of claims which have been resolved as of the end of the second quarter. Additionally, we incurred a one-time charge of $0.6 million related to the resolution of claims. As a percentage of revenue, general and administrative costs have increased nominally to 6% of revenue for the three months ended March 29, 2009 as compared to 5% of revenue for the three months ended March 30, 2008.
Research and Development Expenses
          Research and development expenses increased approximately $0.6 million or 31% for the three months ended March 29, 2009, as compared to the three months ended March 30, 2008 due to the timing of specific planned research and development projects. Research and development expenditures represented 2.5% and 2.0% of our consolidated revenues for the three months ended March 29, 2009 and March 30, 2008, respectively. We expect that research and development expenditures will continue to represent approximately 2% to 3% of our consolidated revenue in future periods.
Interest Income, net
          Interest income, net of interest expense, decreased approximately $46,000 for the three months ended March 29, 2009, as compared to the three months ended March 30, 2008. This decrease was primarily due to lower average cash balances for the second quarter of fiscal year 2009 as compared to those during the second quarter of fiscal year 2008. During the second quarter of fiscal 2009, we borrowed approximately $5.0 million on our line of credit as a result of the timing of certain milestone billings and cash receipts on such billings. As of March 29, 2009, these borrowings were repaid. Due to the timing of these milestone billings, we expect that from time to time, we will continue to utilize our line of credit to fund operations.
Provision for Income Taxes
          The provision for income taxes increased approximately $0.1 million or 2% for the three months ended March 29, 2009, as compared to the three months ended March 30, 2008. Our effective income tax rate decreased to 37.9% for the three months ended March 29, 2009, compared to an effective rate of 38.8% for the three months ended March 30, 2008. In the second quarter of fiscal year 2009, we reduced our estimate of the tax benefit associated with the fiscal year 2008 research and development tax credits. As a result, we recorded a discrete tax expense item, which increased our effective rate by 1.3%. Independent of this one time true-up of an estimate, our effective tax rate would have been 36.6%. The decrease in the effective rate in the quarter ended March 29, 2009 as compared to the quarter ended March 28, 2008 was that a research and development tax credit expired effective December 31, 2007. This development credit was re-enacted on October 3, 2008. We expect our annual effective rate to approximate levels closer to a 35% to 37% range for the fiscal year ending September 30, 2009.
Net Income
          As a result of the above, net income increased approximately $0.3 million, or 6%, for the three months ended March 29, 2009 compared to the three months ended March 30, 2008.

Six months ended March 29, 2009 compared to six months ended March 30, 2008
          The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the six months ended March 29, 2009 and March 30, 2008 (in thousands):

	Six months ended
			Amount of
	March 29,	March 30,	increase	% increase
	2009	2008	(decrease)	(decrease)

Contract revenues	$179,598	$162,715	$16,883	10%
Cost of revenues	146,541	133,349	13,192	10%
General and administrative expenses	11,916	10,120	1,796	18%
Research and development expenses	4,138	3,511	627	18%
Interest income, net	(25)	154	(179)	-116%
Provision for income taxes	5,973	6,101	(128)	-2%
Net income	11,005	9,788	1,217	12%
Revenues
          Revenues increased approximately $16.9 million or 10% for the six months ended March 29, 2009, as compared to the six months ended March 30, 2008. We realized a $17.5 million increase in revenue recognized for work completed on contracts related to tactical communications and networking capabilities for three customers, including contracts related to continued work on a subcontract to Sierra Nevada for the build of the ORBCOMM Generation Two Payload, the U.S. Army’s Operational Test Tactical Engagement System, and a second production order for the Common Range Integrated Instrumentation System Rapid Prototype Initiative. We expect further contributions to revenue in fiscal year 2009 for key production and development milestones related to these programs. We realized a $14.0 million increase in airborne reconnaissance and other related development programs, including the U.S. Army’s communications intelligence modernization. Offsetting these increases, we experienced a $6.4 million decrease of revenue related to maritime programs primarily due to significant revenue recognized in Q2 2008 related to the commencement of the fifth production lot ordered on the SSEE Increment E program. Other net decreases of revenue of $8.2 million primarily attributable to certain contracts nearing completion related to tactical ground mobile communications technologies and a significant foreign contract acquired in a previous business combination.
Cost of Revenues
          Cost of revenues increased approximately $13.2 million or 10% for the six months ended March 29, 2009 as compared to the six months ended March 30, 2008. The increase was primarily due to increased contract activity and increased revenue as described above. As a result of the increased contract activity, direct materials costs, including subcontract costs, increased $8.8 million. Direct labor increased $1.6 million consistent with our increase in production and development activities. Along with the increase in direct labor and direct material costs, other direct costs and overhead costs allocable to such direct costs, excluding stock-based compensation, increased approximately $2.9 million. Cost of revenues as a percentage of total revenue remained at 82% for the six months ended March 29, 2009 and March 30, 2008.

General and Administrative Expenses
          General and administrative expenses increased approximately $1.8 million or 18% for the six months ended March 29, 2009, as compared to the six months ended March 30, 2008. This increase was primarily due to a $1.7 million increase in legal fees associated with the defense of claims which have been resolved as of the end of the second quarter. Additionally, we incurred a one-time charge of $0.6 million related to the resolution of claims. As a percentage of revenue, general and administrative costs have increased nominally to 7% of revenue for the six months ended March 29, 2009 as compared to 6% of revenue for the six months ended March 30, 2008.
Research and Development Expenses
          Research and development expenses increased approximately $0.6 million or 18% for the six months ended March 29, 2009, as compared to the six months ended March 30, 2008 due to the timing of specific planned research and development projects. Research and development expenditures represented 2.3% and 2.2% of our consolidated revenues for the six months ended March 29, 2009 and March 30, 2008, respectively. We expect that research and development expenditures will continue to represent approximately 2% to 3% of our consolidated revenue in future periods.
Interest Income, net
          Interest income, net of interest expense, decreased approximately $0.2 million for the six months ended March 29, 2009, as compared to the six months ended March 30, 2008. This decrease was primarily due to lower average cash balances for the first and second quarters of fiscal year 2009 as compared to those during the first and second quarters of fiscal year 2008. During the first quarter of fiscal 2009, we borrowed approximately $7.0 million and during the second quarter of fiscal 2009, we borrowed approximately $5.0 million on our line of credit as a result of the timing of certain milestone billings and cash receipts on such billings. As of March 29, 2009, these borrowings were repaid. Due to the timing of these milestone billings, we expect that from time to time, we will continue to utilize our line of credit to fund operations.
Provision for Income Taxes
          The provision for income taxes decreased approximately $0.1 million for the six months ended March 29, 2009, as compared to the six months ended March 30, 2008. Our effective income tax rate decreased to 35.2% for the six months ended March 29, 2009, compared to an effective rate of 38.4% for the six months ended March 30, 2008. The lower effective tax for the six months ended March 29, 2009 was primarily due to a 3.0% reduction related to the renewal of the federal research and development tax credit which was realized retroactive to January 1, 2008 as a result of legislation signed into law during our first fiscal quarter of 2009. We expect our annual effective rate to approximate levels closer to a 35% to 37% range for the annual period ending September 30, 2009.
Net Income
          As a result of the above, net income increased approximately $1.2 million, or 12%, for the six months ended March 29, 2009 compared to the six months ended March 30, 2008
Analysis of Liquidity and Capital Resources
          Our liquidity requirements relate primarily to the funding of working capital requirements supporting operations, capital expenditures and strategic initiatives including potential future acquisitions and research and development activities.
Cash
          At March 29, 2009, we had cash of $18.3 million compared to cash of $15.4 million at September 30, 2008. The $2.9 million increase in cash was primarily the result of $8.4 million of cash provided by operations, partially offset by $4.4 million of cash paid for acquisitions of property, equipment and software, and $1.5 million of cash used to repurchase shares of our common stock under a stock buyback plan approved by our Board of Directors in December 2008.

          Line of Credit
          The Company maintains a $40.0 million line of credit with Bank of America, N.A. (the “Lender”). The credit facility will terminate no later than February 28, 2010 and is subject to renewal at the time of termination. The credit facility also contains a sublimit of $15.0 million to cover letters of credit. In addition, borrowings on the line of credit bear interest at LIBOR plus 150 basis points. An unused commitment fee of 0.25% per annum, payable in arrears, is also required.
          All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the product of 1.5 and the Company’s earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the trailing 12 months, calculated as of the end of each fiscal quarter. For the fiscal quarter ending March 29, 2009, EBITDA, on a trailing 12 month basis, was $42.6 million. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of March 29, 2009, the Company was in compliance with these covenants and the financial ratio.
          At March 29, 2009, there were no borrowings outstanding against the line of credit. Letters of credit and debt consisting of capital lease obligations at March 29, 2009 amounted to $2.5 million, and $37.5 million was available on the line of credit.
          Cash Flows
          Net cash provided by operating activities was $8.4 million for the six months ended March 29, 2009, compared to net cash provided by operating activities of $4.9 million for the six months ended March 30, 2008. Cash provided by operating activities during the six months ended March 29, 2009 was comprised of $18.4 million of net income as adjusted for non-cash reconciling items including depreciation and amortization, changes in deferred income taxes, stock-based compensation and other non-cash charges. Net income, as adjusted for non-cash reconciling items, was reduced by $10.0 million as a result of changes in operating assets and liabilities. This change was driven by a $22.4 million increase in accounts receivable net of increases in deferred revenue. These changes were partially offset by a $7.9 million increase in accounts payable and by $4.5 million of changes in other operating assets and liabilities.
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

          Net cash used in investing activities was $4.4 million for the six months ended March 29, 2009, compared to net cash used in investing activities of $6.4 million for the six months ended March 30, 2008. Significant capital expenditures have occurred related to internally constructed assets, although we are nearing the completion of a large internally constructed asset.
          Net cash used in financing activities was $1.1 million for the six months ended March 29, 2009, compared to net cash used in financing activities of $7.5 million for the six months ended March 30, 2008. In the six months ended March 29, 2009, cash used in financing activities was primarily comprised of $1.5 million of cash used to purchase 92,832 shares of our common stock under our stock buyback plan. The shares purchased in fiscal year 2009 occurred under a stock buyback plan approved by the Board of Directors in December 2008 to purchase up to 1,000,000 shares of our common stock. Since March 29, 2009, we have not repurchased any additional shares.
Contractual Obligations and Commitments
          As of March 29, 2009, our contractual cash obligations were as follows (in thousands):

		Due in 1	Due in 2	Due in 3	Due in 4	Due in 5
	Total	year	years	years	years	years	Thereafter
Capital leases	$78	$53	$20	$5	—	—	—
Operating leases	39,969	8,111	7,113	6,841	6,508	6,308	5,088
Earn-out obligation (a)	3,200	3,200	—	—	—	—	—

Total	$43,247	$11,364	$7,133	$6,846	$6,508	$6,308	$5,088

(a)	Under the Coherent Systems International, LLC (“Coherent”) purchase agreement, as amended, we have agreed to pay shareholders of Coherent an additional $3.2 million in cash in the event that certain bookings targets are met as of July 2009.
          As of March 29, 2009, our other commercial commitments were as follows:

(in thousands)	Total	Less Than 1 Year	1-3 Years

Letters of credit	$2,443	$2,443	—
Contingent income tax obligations
          As of March 29, 2009, we have recorded a net liability of $339,000 for uncertain tax positions. For further discussion of these contingencies, see Note 8 to the condensed consolidated financial statements included in this report.
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

          Cash and Cash Equivalents
          All unrestricted, highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. We maintain cash and cash equivalents with various financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. We believe that any credit risk related to these cash and cash equivalents is minimal.
          Access to Bank Credit
          Our liquidity position is influenced by our ability to obtain sufficient levels of working capital. Continuing access to bank credit for the purposes of funding operations during periods in which cash fluctuates is an important factor in our overall liquidity position. We have a line of credit with Bank of America effective through February 2010 and we believe we have a good working relationship with Bank of America (see “Analysis of Liquidity and Capital Resources—Line of Credit” above). However, as recent events in the financial markets have demonstrated, dramatic shifts in market conditions could materially impact our ability to continue to secure bank credit, and a continued steep deterioration in market conditions could materially impact our liquidity position and current banking relationship. Absent these dramatic shifts and steep deteriorations in market conditions, we believe we have access to sufficient bank credit through alternative lending sources if needed.
          Interest Rates
          Our line of credit financing provides available borrowing to us at a variable interest rate tied to the LIBOR rate. There were no outstanding borrowings under this line of credit at March 29, 2009. Accordingly, we do not believe that any movement in interest rates would have a material impact on future earnings or cash flows. In the event that we borrow on our line of credit in future periods, we will be subject to the risks associated with fluctuating interest rates.
          Foreign Currency
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
ITEM 4. CONTROLS AND PROCEDURES
(a)	Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

(b)	During the last quarter, there were no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On November 1, 2007, the Company filed suit in the Circuit Court of Fairfax County, Virginia, against Optical Air Data Systems, LLC (“OADS”) seeking approximately $642,000 in damages with respect to OADS’ failure to pay the Company for work performed under a subcontract with OADS in 2004 and 2005. On November 1, 2007, the Company was served with a complaint filed by OADS in the Circuit Court of Prince William County, Virginia, alleging one count of breach of contract and one count of breach of confidential disclosure agreement relating to the Company’s work under the OADS subcontract. The Company’s above-noted claim under the subcontract became a counterclaim in the lawsuit OADS filed against the Company in Prince William County, Virginia Circuit Court. On May 16, 2008, OADS amended its complaint to further allege that the Company conspired with a former OADS employee to damage OADS’ business, that the Company tortiously interfered with the employee’s employment agreements with OADS and that the Company interfered with OADS’ future business expectancies. On August 15, 2008, OADS further amended its Complaint to allege that the Company misappropriated OADS’ unspecified trade secrets and to seek injunctive relief. The damages claimed under the OADS’ complaint as amended were compensatory damages in excess of $400 million, unspecified punitive damages and attorneys’ fees, treble damages under one count relating to an alleged combination to injure OADS’ trade or business, and double damages under the trade secrets claim. The Company maintained its belief throughout that OADS’ claims and alleged damages were completely without merit. Trial was held as scheduled in March 2009. On March 18, 2009, prior to the end of trial, the parties entered into a settlement agreement, the terms of which are confidential. As a result of the settlement, both parties agreed to dismissal of their respective claims on March 19, 2009.
ITEM 1A. RISK FACTORS
     There were no material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended September 30, 2008, filed on December 5, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information about purchases that we made during the second quarter of fiscal year 2009 of our equity securities that are registered by us pursuant to Section 12 of the Exchange Act. We purchased our common stock pursuant to the stock buyback plan approved by our Board of Directors in December 2008 authorizing the repurchase of up to 1,000,000 shares. The buyback plan is scheduled to terminate on December 9, 2009.

				Approximate
			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Plan	the Plan
December 29, 2008 to January 25, 2009	—	$—	—	1,000,000
January 26, 2009 to February 22, 2009	—	—	—	1,000,000
February 23, 2009 to March 29, 2009	92,832	16.14	92,832	907,168

Second quarter fiscal 2009 totals	92,832	$16.14	92,832	907,168

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On February 24, 2009, the Company held its Annual Meeting of Stockholders. The following items were voted upon and approved by the requisite number of shares present in person or by proxy at the meeting:
a)	The inspector of election tabulated the following votes for the election of directors. There were 840,298 broker non-votes.

Nominee for Office	Number of Votes In Favor	Number of Votes Withheld

Terry L. Collins	20,338,643	526,447
Thomas E. Murdock	20,320,656	544,434
Victor F. Sellier	19,812,927	1,052,163
S. Kent Rockwell	20,313,529	551,561
David C. Karlgaard	20,596,344	268,746
Lloyd A. Semple	20,596,344	268,746
Robert McCashin	20,589,348	275,742
John Irvin	20,594,271	270,819
Peter A. Marino	20,594,380	270,710
Maureen Baginski	20,587,838	277,252
Delores M. Etter	20,587,262	277,828
b)	The inspector of election tabulated the following votes for the proposal to ratify the selection by the Audit Committee of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2009. There were 840,296 broker non-votes.

Number of Votes “In Favor”	Number of Votes “Against”	Abstain

20,754,608	68,072	42,412
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated as of June 7, 2004, by and between Sensytech, Inc. and Argon Engineering Associates, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 filed on July 16, 2004, Registration Statement No. 333-117430)

2.2	Agreement and Plan of Merger, Dated as of June 9, 2006, by and among Argon ST, Inc., Argon ST Merger Sub, Inc., San Diego Research Center, Incorporated, Lindsay McClure, Thomas Seay and Harry B. Lee, Trustee of the HBL and BVL Trust (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 14, 2006)

2.3	Equity Purchase Agreement by and among Argon ST, Inc., CSIC Holdings LLC, Coherent Systems International, Corp., the Stockholders of Coherent Systems International, Corp. and Richard S. Ianieri, as Seller Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed August 16, 2007)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-98757) filed on August 26, 2002)

3.1.1	Amendment, dated September 28, 2004, to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 5, 2004 covering Items 2.01, 5.01, 5.02, 8.01 and 9.01 of Form 8-K).

3.1.2	Amendment, dated March 15, 2005 to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 5, 2005, filed May 11, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed May 12, 2008)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-128211) filed on September 9, 2005)

10 .1.1+	Change in Control Agreement — between the Company and Terry Collins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 22, 2009)

10.1.2+	Change in Control Agreement — between the Company and Kerry Rowe (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 22, 2009)

10.1.3+	Change in Control Agreement — between the Company and Aaron Daniels (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 22, 2009)

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

32.1**	Certification pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act and Section 1350 of Chapter 63 of Title 8 of the United States Code

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan or arrangement

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

Date: May 7, 2009