Form 10-Q
period 2009-06-28
ARGON ST, Inc.
filed 2009-08-06
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 28, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2009, there were 21,706,218 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

ARGON ST, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE THREE AND NINE MONTHS ENDED JUNE 28, 2009

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 28, 2009	September 30, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,962	$15,380
Accounts receivable, net	124,205	104,859
Inventory, net	5,009	3,757
Deferred income tax asset	5,177	4,534
Deferred project costs	1,534	3,412
Prepaids and other	1,402	2,004

TOTAL CURRENT ASSETS	166,289	133,946
Property, equipment and software, net	28,510	27,558
Goodwill	173,948	173,948
Intangibles, net	3,036	4,055
Other assets	637	831

TOTAL ASSETS	$372,420	$340,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$30,834	$29,133
Accrued salaries and related expenses	15,229	10,283
Deferred revenue	8,800	4,361
Income taxes payable	2,770	—
Other liabilities	169	132

TOTAL CURRENT LIABILITIES	57,802	43,909
Deferred income tax liability, long term	1,196	1,900
Deferred rent and other liabilities	1,516	2,085
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock:
$.01 Par Value, 100,000,000 shares authorized, 22,912,119 and 22,775,423 shares issued at June 28, 2009 and September 30, 2008	229	228
Additional paid in capital	225,711	222,349
Treasury stock at cost, 1,219,077 and 1,126,245 shares at June 28, 2009 and September 30, 2008	(19,923)	(18,425)
Retained earnings	105,889	88,292

TOTAL STOCKHOLDERS’ EQUITY	311,906	292,444

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$372,420	$340,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
CONTRACT REVENUES	$91,005	$83,165	$270,603	$245,880

COST OF REVENUES	72,732	68,415	219,274	201,764

GENERAL AND ADMINISTRATIVE EXPENSES	6,400	5,325	18,316	15,445

RESEARCH AND DEVELOPMENT EXPENSES	2,341	1,587	6,478	5,098

INCOME FROM OPERATIONS	9,532	7,838	26,535	23,573

INTEREST INCOME (EXPENSE), NET	5	444	(21)	598

INCOME BEFORE INCOME TAXES	9,537	8,282	26,514	24,171
PROVISION FOR INCOME TAXES	2,945	3,103	8,917	9,204

NET INCOME	$6,592	$5,179	$17,597	$14,967

EARNINGS PER SHARE (Basic)	$0.30	$0.24	$0.81	$0.69

EARNINGS PER SHARE (Diluted)	$0.30	$0.24	$0.80	$0.68

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	21,687,149	21,546,554	21,689,761	21,703,242

Diluted	22,005,663	21,913,142	21,995,851	22,098,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Nine Months Ended
	June 28, 2009	June 29, 2008
Cash flows from operating activities
Net income	$17,597	$14,967
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,174	6,015
Claims resolution	640	—
Amortization of deferred costs	126	127
Deferred income tax expense (benefit)	(1,348)	(632)
Stock-based compensation	2,812	2,553
Other	314	9
Change in:
Accounts receivable	(19,614)	(15,935)
Inventory	(1,367)	(1,249)
Prepaids and other	2,120	941
Deferred rent and other	2,520	1,554
Accounts payable and accrued expenses	1,461	(3,826)
Accrued salaries and related expenses	4,946	537
Deferred revenue	4,439	(2,145)

Net cash provided by operating activities	20,820	2,916

Cash flows from investing activities
Acquisitions of property, equipment and software	(6,438)	(8,432)
Cash paid for acquisitions	—	(5,300)
Reduction in restricted cash	—	1,800
Deposits and other assets	68	—
Proceeds from note receivable and other	—	325

Net cash used in investing activities	(6,370)	(11,607)

Cash flows from financing activities
Stock repurchases	(1,498)	(7,898)
Payments on capital leases	(45)	(104)
Tax benefit of stock option exercises	179	167
Proceeds from exercise of stock options	245	514
Proceeds from employee stock purchase plan exercises	251	284

Net cash used in financing activities	(868)	(7,037)

Net increase (decrease) in cash and cash equivalents	13,582	(15,728)
Cash and cash equivalents, beginning of period	15,380	22,965

Cash and cash equivalents, end of period	$28,962	$7,237

Supplemental disclosure
Income taxes paid	$7,353	$7,794

Interest expense paid	$38	$21

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

						Total
	Common Stock	Common Stock	Additional Paid in		Retained	Stockholders’
	Number of Shares	Par Value	Capital	Treasury Stock	Earnings	Equity
Balance, September 30, 2008	22,775,423	$228	$222,349	$(18,425)	$88,292	$292,444
Net income	—	—	—	—	17,597	17,597
Shares issued upon exercise of stock options	46,880	—	245	—	—	245
Restricted stock units vested	75,825	1	(1)	—	—	—
Employee stock purchase plan	13,991	—	251	—	—	251
Stock-based compensation	—	—	2,688	—	—	2,688
Stock repurchase	—	—	—	(1,498)	—	(1,498)
Tax benefit on stock option exercises and restricted stock	—	—	179	—	—	179

Balance, June 28, 2009	22,912,119	$229	$225,711	$(19,923)	$105,889	$311,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. Operating results for the period ended June 28, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in Argon ST, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Reclassifications are made to the prior year financial statements when appropriate, to conform to the current year presentation.
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
     Argon ST records contract revenues and costs of operations for interim reporting purposes based on annual targeted indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During the Company’s interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates due to necessarily uneven rates of spending throughout the year. Timing-related indirect spending variances are not applied to contract costs, research and development, and general and administrative expenses, but are included in unbilled receivables during these interim reporting periods. These rates are reviewed regularly, and the Company records adjustments for any material, permanent variances in the period they become determinable.
     Argon ST’s accounting policy for recording indirect rate variances is based on management’s belief that variances accumulated during interim reporting periods will be absorbed by management actions to control costs during the remainder of the year. The Company considers the rate variance to be unfavorable when the actual indirect rates are greater than the Company’s annual targeted rates. During interim reporting periods, unfavorable rate variances are recorded as reductions to operating expenses and increases to unbilled receivables. Favorable rate variances are recorded as increases to operating expenses and decreases to unbilled receivables. At June 28, 2009, the unfavorable rate variance totaled $1,644, which was approximately $391 less than the $2,035 unfavorable rate variance planned for the period. If the Company anticipates that actual contract activities will be different than planned levels, there are alternatives the Company can utilize to absorb the variance: the Company can adjust planned indirect spending during the year, modify its billing rates to its customers, or record adjustments to expense based on estimates of future contract activities. Management expects the variance to be eliminated over the course of the fiscal year and therefore, no portion of the variance is considered permanent.
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

2. EARNINGS PER SHARE
     Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. The following summary is presented for the three and nine months ended June 28, 2009 and June 29, 2008:

	For the three months ended		For the nine months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income	$6,592	$5,179	$17,597	$14,967
Weighted average shares outstanding — basic	21,687,149	21,546,554	21,689,761	21,703,242

Basic earnings per share	$0.30	$0.24	$0.81	$0.69
Effect of dilutive securities:
Net shares issuable upon exercise of stock options and awards	318,514	366,588	306,090	395,029
Weighted average shares outstanding — diluted	22,005,663	21,913,142	21,995,851	22,098,271
Diluted earnings per share	$0.30	$0.24	$0.80	$0.68
     Stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS, because to do so would have been antidilutive, were 955,927 and 1,108,322 for the three and nine months ended June 28, 2009, respectively, and were 825,410 and 1,009,210 for the three and nine months ended June 29, 2008, respectively.
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

	For the three months		For the nine months ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Cost of revenues	$679	$644	$1,921	$1,812
General and administrative expense	327	288	891	741

Total pre-tax stock-based compensation included in income from operations	1,006	932	2,812	2,553
Income tax expense (benefit) recognized for stock-based compensation	(250)	(225)	(707)	(536)

Total stock-based compensation expense, net of tax	756	$707	$2,105	$2,017

     As of June 28, 2009, there was $9,062 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is to be fully amortized in 5 years, with the weighted average remaining vesting period of 2.95 years.
Stock Option Activity
     The following table summarizes stock option activity for the nine months ended June 28, 2009. On June 26, 2009, the closing price of our common stock was $20.91.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise Price	Term	Value
Shares under option, September 30, 2008	1,623,967	$18.18
Options granted	167,000	18.62
Options exercised	(46,630)	5.27
Options cancelled and expired	(37,285)	23.00

Shares under option, June 28, 2009	1,707,052	18.47	5.71	$9,043

Options vested at June 28, 2009	1,173,429	16.94	4.89	7,866

As of June 28, 2009, options that are vested and expected to vest prior to expiration	1,684,472	$18.37	5.69	$9,043

Restricted Share Activity
     Restricted shares are those shares issued to the Company’s Board of Directors, senior management and other employees. The following table summarizes restricted shares activity for the nine months ended June 28, 2009:

		Weighted-
	Number	Average Grant
	of Shares	Date Fair Value
Unvested shares, September 30, 2008	291,975	$22.01
Awards granted	146,600	18.43
Awards vested	(76,075)	20.83
Awards forfeited	(12,050)	20.12

Unvested shares, June 28, 2009	350,450	$20.84

     The Company awarded a total of 36,000 shares to its eight non-employee board members on December 9, 2008. The stock will vest one year after the award date. The fair value of these awards is $18.42 per share and amortization of such fair value is included in General and Administrative expenses in the accompanying Condensed Consolidated Statements of Earnings.
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
4. ACCOUNTS RECEIVABLE
     Accounts receivable consists of the following as of:

	June 28,	September 30,
	2009	2008
Billed and billable	$58,660	$42,794
Unbilled costs and fees	58,115	54,838
Unfavorable indirect rate variance	1,644	—
Retainages	6,026	7,438
Reserve	(240)	(211)

Accounts receivable, net	$124,205	$104,859

     The unbilled costs, fees, and retainages result from recognition of contract revenue in advance of contractual or progress billing terms and includes $1,644 of unfavorable indirect rate variance at June 28, 2009, (Refer to Note 1 for further discussion of the basis of presentation of indirect rate variances). Retainages include costs and fees on cost-reimbursable and time and material contracts withheld until audits are completed by Defense Contract Audit Agency (“DCAA”) and costs and fees withheld on progress payments on fixed price contracts. Reserves are determined based on management’s best estimate of potentially uncollectible accounts receivable. Argon ST writes off accounts receivable when such amounts are determined to be uncollectible.

5. INVENTORY
     Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Inventories consist of the following at the dates shown below:

	June 28,	September 30,
	2009	2008
Raw Materials	$2,391	$2,920
Component parts, work in process	1,066	812
Finished component parts	1,646	410

	5,103	4,142
Reserve	(94)	(385)

Inventory, net	$5,009	$3,757

6. PROPERTY, EQUIPMENT AND SOFTWARE
     Property, equipment and software consist of the following as of:

	June 28,	September 30,
	2009	2008
Computer, machinery and test equipment	$30,516	$27,549
Leasehold improvements	12,101	10,947
Computer software	5,582	4,926
Furniture and fixtures	1,510	1,726
Equipment under capital lease	337	337
Construction in progress	11,842	10,478

	61,889	55,963
Less accumulated depreciation and amortization	(33,379)	(28,405)

	$28,510	$27,558

     As of June 28, 2009, the Company has capitalized $11,842 of construction in progress primarily consisting of $11,104 of costs incurred in connection with the construction of one asset to be used internally for test equipment, demonstration equipment and other purposes. The Company expects to place this asset into service during the fourth quarter of fiscal year 2009 or early fiscal year 2010.
7. REVOLVING LINE OF CREDIT
     The Company maintains a $40,000 line of credit with Bank of America, N.A. (the “Lender”). The credit facility will terminate no later than February 28, 2010, at which time the Company expects to renew. The credit facility also contains a sublimit of $15,000 to cover letters of credit. In addition, borrowings on the line of credit bear interest at LIBOR plus 150 basis points. An unused commitment fee of 0.25% per annum, payable in arrears, is also required.
     All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the product of 1.5 and the Company’s earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the trailing 12 months, calculated as of the end of each fiscal quarter. For the fiscal quarter ending June 28, 2009, EBITDA, on a trailing 12 month basis, was $43,391, and as such, the borrowing availability was $40,000. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of June 28, 2009, the Company was in compliance with these covenants and the financial ratio.

     On June 28, 2009, there were no borrowings outstanding against the line of credit. Letters of credit and debt consisting of capital lease obligations at June 28, 2009, amounted to $2,293, and $37,707 was available on the line of credit.
8. INCOME TAXES
     The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. state income tax matters for years through 2004, except for California and Michigan state returns which have a four year statute of limitations. The Company’s consolidated federal income tax return was examined through September 30, 2004, and all matters have been settled.
     In June 2009, the Company recognized approximately $339 of tax benefits, exclusive of the reduction of interest and penalties, as the statute of limitations expired on an uncertain tax position.
     The Company’s accounting policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrued interest and penalties as of June 28, 2009.
9. COMMITMENTS AND CONTINGENCIES
     In the second quarter of fiscal year 2009, the Company recorded a liability in the amount of $640 in connection with the resolution of a legal claim. This liability will not be paid until the Company collects on a related receivable.
     The Company is subject to litigation from time to time, in the ordinary course of business including, but not limited to, allegations of wrongful termination or discrimination. The Company believes the outcome of such matters will not have a material adverse effect on our results of operations, financial position or cash flows.
10. SUBSEQUENT EVENTS
     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This Statement requires the disclosure of the date through which an entity has evaluated subsequent events and whether this date represents the date the financial statements are issued or are available to be issued. The Company adopted SFAS No. 165 during the third quarter of 2009. The Company evaluated all events or transactions that occurred after June 28, 2009 up through August 6, 2009. During this period the Company did not have any significant subsequent events.
11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of FSP No. FAS 142-3 will have any material effect on its consolidated financial position, results of operations, or cash flows.
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
     During the first quarter of fiscal 2009, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. The adoption of this Standard did not have a material effect on our consolidated financial position, results of operations, or cash flows. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of fiscal 2010. Although the Company will continue to evaluate the application of FSP 157-2, management does not currently believe adoption will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets (“SFAS No. 166”). This Statement amends the guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and requires entities to provide more information about the sale of securitized financial assets and similar transactions in which the entity retains some risk related to the assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS No. 166 will have a material impact on its consolidated financial position, results of operations, or cash flows.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS No. 167 will have a material impact on its consolidated financial position, results of operations, or cash flows.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (SFAS No. 168”). SFAS No. 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. The Codification will become the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The contents of the Codification will eliminate the four-level GAAP hierarchy previously set forth in Statement 162, and will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Company does not believe the adoption of the Codification will have an impact on its consolidated financial position, results of operations, or cash flows.

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
Forward-looking Statements
     Statements in this filing which are not historical facts are forward-looking statements under the provision of the Private Securities Litigation Reform Act of 1995. These statements may contain words such as “expects”, “could”, “believes”, “estimates”, “intends”, “may”, “envisions”, “targets” or other similar words. Forward-looking statements are not guarantees of future performance and are based upon numerous assumptions about future conditions that could prove not to be accurate. Forward-looking statements are subject to numerous risks and uncertainties, and our actual results could differ materially as a result of such risks and other factors. In addition to those risks and uncertainties specifically mentioned in this report and in the other reports filed by the Company with the Securities and Exchange Commission (including our Form 10-K for the fiscal year ended September 30, 2008), such risks and uncertainties include, but are not limited to: the availability of U.S. and international government and commercial funding for our products and services, including total estimated remaining contract values and the U.S. government’s procurement activities related thereto; changes in the U.S. federal government procurement laws, regulations, policies and budgets (including changes to respond to budgetary constraints and cost-cutting initiatives as well as changes increasing internal costs for monitoring, audit and reporting activity); changes in appropriations types and amounts due to the expenditures priorities in Washington; the government’s ability to hire and retain contracting personnel; the number and type of contracts and task orders awarded to us; the exercise by the U.S. government of options to extend our contracts; our ability to retain contracts during any rebidding process; decisions by government agencies on the methods of seeking contractor support; the timing of Congressional funding on our contracts; any delay or termination of our contracts and programs; difficulties in developing and producing operationally advanced technology systems; our ability to secure business with government prime contractors; our ability to maintain adequate and unbroken supplier performance; the timing and customer acceptance of contract deliverables; our ability to attract and retain qualified personnel, including technical personnel and personnel with required security clearances; charges from any future impairment reviews; the future impact of any acquisitions or divestitures we may make; the competitive environment for defense and intelligence information technology products and services; the ability, because of the global economy and issues in the banking industry, to secure financing when and if needed; the financial health and business plans of our commercial customers; general economic, business and political conditions domestically and internationally; and other factors affecting our business that are beyond our control. All of the forward-looking statements should be considered in light of these factors. You should not put undue reliance on any forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect new information, future events or otherwise.
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

     Throughout the year, we have continually reviewed our technology and capability offerings to understand the impact of the new Administration and potential changes to defense budgets. We continue to believe that the U.S. government will retain prioritization of and focus on C5ISR spending as sources of threat increase in both quantity and complexity. During fiscal year 2009, we have seen some delays in the government procurement and contract administration cycles, which have resulted in lower than anticipated bookings for the year. However, we continue to see ample opportunities across a broad spectrum of our technology and capability offerings. The execution of existing jobs is consistent and has resulted in positive financial returns. During the year, we expect that our core Ships Signals Exploitation Equipment (“SSEE”) program will continue its transition from the SSEE Increment E high rate production to completion of the SSEE Increment F integration and test phases. We are anticipating the exercise of the contract option for low rate initial production for the SSEE Increment F program in fiscal year 2010, and we are already beginning the operational transition in fiscal year 2009. These anticipated production orders are not yet included in our backlog.
Revenues
     Our revenues are generated from the entire life cycle of complex sensor systems under contracts primarily with the U.S. government and major domestic prime contractors, but also with foreign governments, agencies and defense contractors. This life cycle spans the design, development, production, installation and support of the system.
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
     Fixed-price contracts are typically used for the production of systems. Lower risk development activities are also usually covered by fixed-price contracts. In these contracts, cost risks are borne entirely by the contractor. Some fixed-price contracts include an award fee or an incentive fee as well as the negotiated profit. Most foreign customers, and some U.S. customers, use fixed-price contracts for design and development work even when the work is considered high risk.
     Time and material contracts are based on hours worked, multiplied by pre-negotiated labor rates, plus other costs incurred, allocated and approved.
     Generally, we experience revenue growth when systems move from the development stage to the production stage due to increases in sales volumes from production of multiple systems, and when we add new customers or are successful in selling new systems to existing customers. Much of our current production work has been derived from programs for which we have performed the initial development work. These programs are often next generation systems replacing existing, obsolete systems that were developed by other companies. We were able to displace these companies primarily on the basis of technological capability. We continue to believe that the current state of world affairs and the U.S. government’s emphasis on protecting U.S. citizens will cause funding of these programs to continue.

     The following table represents our revenue concentration by contract type for the three and nine months ended June 28, 2009 and June 29, 2008:

	Three Months Ended		Nine Months Ended
Contract Type	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Fixed-price contracts	52%	59%	53%	59%

Cost reimbursable contracts	42%	37%	41%	37%

Time and material contracts	6%	4%	6%	4%
     As compared to fiscal year 2008, we have been experiencing a program mix change from fixed-price type work to cost reimbursable type work. We have experienced continued performance and growth in our development programs, which are typically cost reimbursable type work, and are important in laying the foundation for future production contracts. Our SSEE program has also shifted towards a heavier cost reimbursable weighting as we continue our transition from the SSEE Increment E high rate production program to the SSEE Increment F program, which is still in the later stages of the development phase.
Backlog
     We define backlog as the funded and unfunded amount provided in contracts less previously recognized revenue. Contract options are estimated separately and not included in backlog until they are exercised and funded.
     Unfunded backlog occurs in part because Congress often appropriates funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance that is expected to take a number of years.
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
          Our backlog at the dates shown was as follows (in thousands):

	June 28,	September 30,
	2009	2008
Funded	$184,721	$272,620
Unfunded	47,498	54,672

Total	$232,219	$327,292

     During the first nine months of fiscal 2009, we have experienced some delays in the government procurement process, which has resulted in lower than anticipated bookings. We do not believe that this represents an indication of any long-term impact to our programs, but rather is due to changes in the administrative process of getting programs through the bid to final contract stages.

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
Research and Development
     We conduct internally funded research and development into complex signal processing, system and software architectures, and other technologies that are important to continued advancement of our systems and are of interest to our current and prospective customers. The variance from year to year in internal research and development is caused by the status of our product cycles and the level of complementary U.S. government funded research and development. For the three and nine months ended June 28, 2009, internally funded research and development expenditures were $2.3 million and $6.5 million, respectively, representing approximately 3% and 2% of revenues in each period, respectively. For the three and nine months ended June 29, 2008, internally funded research and development expenditures were $1.6 million and $5.1 million, respectively, representing 2% of revenues in each period.
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

     At June 28, 2009, the unfavorable rate variance totaled $1.6 million, which was approximately $0.4 million less than the $2.0 million unfavorable rate variance planned for the period. Management expects the variance to be eliminated over the course of the fiscal year and therefore, no portion of the variance is considered permanent.
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
Long-Lived Assets (Excluding Goodwill)
     We follow the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Impairment losses are treated as permanent reductions in the carrying amount of the assets.
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
Stock-Based Compensation
     We issue stock options, restricted stock awards and units (“RSUs”) and stock appreciation rights (“SARs”) on an annual or selective basis to our directors and key employees. The fair value of the RSUs is computed using the closing price of the stock on the date of grant. The fair value of the stock options and the SARs is computed using a binomial option pricing model. Assumptions related to the volatility are based on an analysis of our historical volatility. The estimated fair value of each award is included in cost of revenues or general and administrative expenses over the vesting period which an employee provides services in exchange for the award.

Historical Operating Results
Three months ended June 28, 2009, compared to three months ended June 29, 2008
     The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the three months ended June 28, 2009, and June 29, 2008 (in thousands):

	Three months ended		Amount of	%
	June 28,	June 29,	in crease	increase
	2009	2008	(decrease)	(decrease)
Contract revenues	$91,005	$83,165	$7,840	9%
Cost of revenues	72,732	68,415	4,317	6%
General and administrative expenses	6,400	5,325	1,075	20%
Research and development expenses	2,341	1,587	754	48%
Interest income, net	5	444	(439)	-99%
Provision for income taxes	2,945	3,103	(158)	-5%
Net income	$6,592	$5,179	$1,413	27%
Revenues
     Revenues increased approximately $7.8 million or 9% for the three months ended June 28, 2009, as compared to the three months ended June 29, 2008. We continue to see year over year increases in revenue for work completed on tactical communications and networking capabilities primarily related to continued work on a subcontract to Sierra Nevada for the build of the ORBCOMM Generation Two Payload (“OG2”). The OG2 program represented $4.7 million of the total revenue increase. Additionally, we have realized a $5.2 million increase in revenue related to increased integration and development efforts for our airborne intelligence, reconnaissance and surveillance systems and sensors, including our support of the U.S. Army’s communications intelligence modernization program. We expect further contributions to revenue in fiscal year 2009 for key production and development milestones related to these programs. The increases in revenue that we achieved on the OG2 program and airborne opportunities were partially offset by a decrease in revenue of $2.1 million related to the maturation of a contract to provide security services. Within the remaining broad spectrum of our maritime programs, we experienced a $2.6 million decline in revenue as the SSEE programs continued a transition from the high rate production of our SSEE Increment E technology towards initial production of our SSEE Increment F technology. We are aggressively working the SSEE Increment F development as we are in the integration and test phases of the program. We are expecting significant opportunities in these areas in fiscal 2010 and beyond as we believe our cost-effective, open architecture and commercial off-the-shelf technologies align with the U.S. Navy’s acquisition approach. Offsetting the decline in the SSEE programs, were increases in a number of programs related to undersea technologies.
Cost of Revenues
     Cost of revenues increased approximately $4.3 million or 6% for the three months ended June 28, 2009, as compared to the three months ended June 29, 2008. The increase was primarily due to increased contract activity and increased revenue as described above. As a result of the increased contract activity, direct materials costs, including subcontract costs, increased $1.6 million. Direct labor increased $1.4 million consistent with an increase in contract activity requiring labor and an increase in utilization. Along with the increase in direct labor and direct material costs, other direct costs and overhead costs allocable to such direct costs, excluding stock-based compensation, increased approximately $0.8 million. Cost of revenues as a percentage of total revenue decreased to 80% for the three months ended June 28, 2009 as compared to 82% in the same quarter of fiscal year 2008.

General and Administrative Expenses
     General and administrative expenses increased approximately $1.1 million or 20% for the three months ended June 28, 2009, as compared to the three months ended June 29, 2008. At interim periods, general and administrative expenses are recorded at target rates. The year over year increase is primarily due to timing differences of general and administrative expenses recognized at target rates. Actual general and administrative expenses remained consistent year over year despite a 9.4% increase in business activity. As a percentage of revenue, general and administrative costs have increased nominally to 7% of revenue for the three months ended June 28, 2009 as compared to 6% of revenue for the three months ended June 29, 2008.
Research and Development Expenses
     Research and development expenses increased approximately $0.8 million or 48% for the three months ended June 28, 2009, as compared to the three months ended June 29, 2008, due to the timing of specific planned research and development projects. Research and development expenditures represented 2.6% and 1.9% of our consolidated revenues for the three months ended June 28, 2009 and June 29, 2008, respectively. We expect that research and development expenditures will continue to represent approximately 2% to 3% of our consolidated revenue in future periods.
Interest Income, net
     Interest income, net of interest expense, decreased approximately $0.4 million for the three months ended June 28, 2009, as compared to the three months ended June 29, 2008. In the third quarter of fiscal year 2008, we recognized $0.4 million of interest income for a cash balance held in escrow as a result of the acquisition of San Diego Research Center, Inc. (“SDRC”). We became aware of our entitlement to such interest in the three months ended June 29, 2008. Although, we currently have approximately $29.0 million of cash on hand as of June 28, 2009, the current economic environment is providing relatively low rates of return on cash balances.
Provision for Income Taxes
     The provision for income taxes decreased approximately $0.2 million or 5% for the three months ended June 28, 2009, as compared to the three months ended June 29, 2008. Our effective income tax rate decreased to 30.9% for the three months ended June 28, 2009, compared to an effective rate of 37.5% for the three months ended June 29, 2008. The tax provision for the third quarter of fiscal year 2009 included a benefit for the federal research and development tax credit, which was reinstated in our first quarter of fiscal year 2009, retroactively beginning January 1, 2008. As a result of this renewal, and as compared to the prior year, we realized a reduction in our effective rate of 1.6% related to this tax credit. Additionally, we recognized a reduction in our effective rate of 4.8% for the third quarter of fiscal year 2009, related to two discrete items. We recognized approximately $0.4 million of a tax benefit in the third quarter of fiscal year 2009 as the result of a reduction in our reserve on uncertain tax positions. Additionally, we filed our tax return for fiscal year 2008 in the third quarter of fiscal year 2009 and recognized a return to provision true-up which reduced our effective rate by 0.6%. We expect our annual effective rate to approximate levels closer to a 34% to 36% range for the fiscal year ending September 30, 2009.
Net Income
     As a result of the above, net income increased approximately $1.4 million, or 27%, for the three months ended June 28, 2009 compared to the three months ended June 29, 2008.

Nine months ended June 28, 2009, compared to nine months ended June 29, 2008
     The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the nine months ended June 28, 2009, and June 29, 2008 (in thousands):

	Nine months ended		Amount of	%
	June 28,	June 29,	in crease	increase
	2009	2008	(decrease)	(decrease)
Contract revenues	$270,603	$245,880	$24,723	10%
Cost of revenues	219,274	201,764	17,510	9%
General and administrative expenses	18,316	15,445	2,871	19%
Research and development expenses	6,478	5,098	1,380	27%
Interest income, net	(21)	598	(619)	-104%
Provision for income taxes	8,917	9,204	(287)	-3%
Net income	$17,597	$14,967	$2,630	18%
Revenues
     Revenues increased approximately $24.7 million or 10% for the nine months ended June 28, 2009, as compared to the nine months ended June 29, 2008. We continue to see year over year increases in revenue for work completed on tactical communications and networking capabilities primarily related to continued work on a subcontract to Sierra Nevada for the build of the OG2. The OG2 program represented $19.9 million of the total revenue increase. Additionally, we have realized a $14.2 million increase in revenue related to increased integration and development efforts for our airborne intelligence, reconnaissance and surveillance systems and sensors, including our support of the U.S. Army’s communications intelligence modernization program. We expect further contributions to revenue in fiscal year 2009 for key production and development milestones related to these programs. The increases in revenue that we achieved on the OG2 program and airborne programs were partially offset by a decrease in revenue of $4.1 million related to the maturation of a contract to provide certain security services and a decrease of $5.2 million related to our maritime programs. The SSEE-based programs realized less activity this year as compared to the prior year as we continue to transition from the high rate production of our SSEE Increment E technology towards initial production of our SSEE Increment F technology. We are aggressively working the SSEE Increment F development as we are in the integration and test phases of the program. We are expecting significant opportunities in these areas in fiscal 2010 as we believe our cost-effective, open architecture and commercial off-the-shelf technologies aligns with the U.S. Navy’s acquisition approach.
Cost of Revenues
     Cost of revenues increased approximately $17.5 million or 9% for the nine months ended June 28, 2009 as compared to the nine months ended June 29, 2008. The increase was primarily due to increased contract activity and increased revenue as described above. As a result of the increased contract activity, direct materials costs, including subcontract costs, increased $10.4 million with significant increases in subcontractor costs as a result of increased activity for the OG2 program. Direct labor increased $3.1 million consistent with an increase in contract activity requiring labor and an increase in utilization. Along with the increase in direct labor and direct material costs, other direct costs and overhead costs allocable to such direct costs, excluding stock-based compensation, increased approximately $3.9 million. Cost of revenues as a percentage of total revenue decreased to 81% for the nine months ended June 28, 2009 as compared to 82% of revenue for the nine months ended June 29, 2008.
General and Administrative Expenses
     General and administrative expenses increased approximately $2.9 million or 19% for the nine months ended June 28, 2009, as compared to the nine months ended June 29, 2008. This increase was primarily due to a $1.4 million increase in legal fees associated with the defense of claims which have been resolved as of the end of the second quarter. Additionally, we incurred a one-time charge of $0.6 million related to the resolution of claims. As a percentage of revenue, general and administrative costs have increased nominally to 7% of revenue for the nine months ended June 28, 2009 as compared to 6% of revenue for the nine months ended June 29, 2008.

Research and Development Expenses
     Research and development expenses increased approximately $1.4 million or 27% for the nine months ended June 28, 2009, as compared to the nine months ended June 29, 2008 due to the timing of specific planned research and development projects. Research and development expenditures represented 2.4% and 2.1% of our consolidated revenues for the nine months ended June 28, 2009 and June 29, 2008, respectively. We expect that research and development expenditures will continue to represent approximately 2% to 3% of our consolidated revenue in future periods.
Interest Income, net
     Interest income, net of interest expense, decreased approximately $0.6 million for the nine months ended June 28, 2009, as compared to the nine months ended June 29, 2008. In the third quarter of fiscal year 2008, we recognized $0.4 million of interest income for a cash balance held in escrow as a result of the acquisition of SDRC. We became aware of our entitlement to such interest in the three months ended June 29, 2008. Excluding this specific interest income, interest expense, net decreased $0.2 million. Decrease in primarily due to higher interest income from higher average cash balances in fiscal year 2009 as compared to fiscal year 2008.
Provision for Income Taxes
     The provision for income taxes decreased approximately $0.3 million for the nine months ended June 28, 2009, as compared to the nine months ended June 29, 2008. Our effective income tax rate decreased to 33.6% for the nine months ended June 28, 2009, compared to an effective rate of 38.1% for the nine months ended June 29, 2008. The tax provision for the first nine months of fiscal year 2009 included a benefit for the federal research and development tax credit, which was reinstated in our first quarter of fiscal year 2009, retroactively beginning January 1, 2008. As a result of this renewal, and as compared to the prior year, we realized a reduction in our effective rate of 2.9% related to this tax credit. Additionally, we recognized a reduction in our effective rate of 1.6% for the third quarter of fiscal year 2009, related to a $0.4 million tax benefit in the third quarter of fiscal year 2009 as the result of a reduction in our reserve on uncertain tax positions.
Net Income
     As a result of the above, net income increased approximately $2.6 million, or 18%, for the nine months ended June 28, 2009 compared to the nine months ended June 29, 2008.
Analysis of Liquidity and Capital Resources
     Our liquidity requirements relate primarily to the funding of working capital requirements supporting operations, capital expenditures and strategic initiatives including potential future acquisitions and research and development activities.
     Cash
     At June 28, 2009, we had cash of $29.0 million compared to cash of $15.4 million at September 30, 2008. Given the large balance of cash as compared to recent periods, we are continuing to assess the alternative uses of cash, such as investments in our operations, mergers and acquisitions, and stock repurchases. The $13.6 million increase in cash during the year was primarily the result of $20.8 million of cash provided by operations, partially offset by $6.4 million of cash paid for acquisitions of property, equipment and software, and $1.5 million of cash used to repurchase shares of our common stock under a stock buyback plan approved by our Board of Directors in December 2008.

     Our cash from operations is highly dependent on the balance of our billed and unbilled receivables. As discussed in more detail below under “Contractual Billing Provisions”, the timing of contractual milestone billing terms has a significant impact on our unbilled receivable balances. We use days sales outstanding (“DSO”) as a measure to assess the impact of milestone billings on our cash balances. We calculate DSO using the trailing twelve months of revenue. As of June 28, 2009, our DSO was 124 days as compared to 112 days at September 30, 2008 and 124 days at June 29, 2008. We continue to focus on system deliveries, as this is the major driver in the DSO metric. However, in fiscal year 2009, there were multiple programs which had cash collection delays resulting from the administrative transfer of contracts from legacy acquired legal entities to Argon ST. These administrative delays have been resolved as of the end of July. Excluding these amounts, our DSO would have been 106 days at June 28, 2009.
     Cash Flows from Operating Activities
     Net cash provided by operating activities was $20.8 million for the nine months ended June 28, 2009, compared to net cash provided by operating activities of $2.9 million for the nine months ended June 29, 2008. Cash provided by operating activities during the nine months ended June 28, 2009 was comprised of $26.3 million of net income as adjusted for non-cash reconciling items including depreciation and amortization, changes in deferred income taxes, stock-based compensation and other non-cash charges. Net income, as adjusted for non-cash reconciling items, was reduced by $5.5 million as a result of changes in operating assets and liabilities. This change was driven by a $15.2 million increase in accounts receivable net of increases in deferred revenue. These changes were partially offset by a $1.5 million increase in accounts payable and by $8.2 million of changes in other operating assets and liabilities.
     Cash Flows from Investing Activities
     Net cash used in investing activities was $6.4 million for the nine months ended June 28, 2009, compared to net cash used in investing activities of $11.6 million for the nine months ended June 29, 2008. In fiscal year 2008, $3.5 million of cash was used to settle certain acquisition related liabilities. In both years, significant capital expenditures have been incurred to complete work on several internally constructed assets. We are nearing the completion of the largest internally constructed asset which has resulted in a decreased capital expenditure year over year.
     Cash Flows from Financing Activities
     Net cash used in financing activities was $0.9 million for the nine months ended June 28, 2009, compared to net cash used in financing activities of $7.0 million for the nine months ended June 29, 2008. In the nine months ended June 28, 2009, cash used in financing activities was primarily comprised of $1.5 million of cash used to purchase 92,832 shares of our common stock under our stock buyback plan. The shares purchased in fiscal year 2009 occurred under a stock buyback plan approved by the Board of Directors in December 2008 to purchase up to 1,000,000 shares of our common stock. Since March 29, 2009, we have not repurchased any additional shares.
     Line of Credit
     The Company maintains a $40.0 million line of credit with Bank of America, N.A. (the “Lender”). The credit facility will terminate no later than February 28, 2010, at which time we expect to renew. The credit facility also contains a sublimit of $15.0 million to cover letters of credit. In addition, borrowings on the line of credit bear interest at LIBOR plus 150 basis points. An unused commitment fee of 0.25% per annum, payable in arrears, is also required.
     All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the product of 1.5 and the Company’s earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the trailing 12 months, calculated as of the end of each fiscal quarter. For the fiscal quarter ending June 28, 2009, EBITDA, on a trailing 12 month basis, was $43.4 million. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of June 28, 2009, the Company was in compliance with these covenants and the financial ratio.

     At June 28, 2009, there were no borrowings outstanding against the line of credit. Letters of credit and debt consisting of capital lease obligations at June 28, 2009 amounted to $2.3 million, and $37.7 million was available on the line of credit.
     Contractual Billing Provisions
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
Contractual Obligations and Commitments
     As of June 28, 2009, our contractual cash obligations were as follows (in thousands):

	Total	Due in 1 year	Due in 2 years	Due in 3 years	Due in 4 years	Due in 5 years	Thereafter
Capital leases	$62	$43	$19	—	—	—	—
Operating leases	37,912	7,919	6,980	6,754	6,520	6,114	3,625

Total	$37,974	$7,962	$6,999	$6,754	$6,520	$6,114	$3,625

     As of June 28, 2009, our other commercial commitments were as follows:

(in thousands)	Total	Less Than 1 Year	1-3 Years
Letters of credit	$2,238	$2,238	—
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
     Cash and Cash Equivalents
     All unrestricted, highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. We maintain cash and cash equivalents with various financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. We believe that any credit risk related to our cash and cash equivalents is minimal.
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
     Interest Rates
     Our line of credit financing provides available borrowing to us at a variable interest rate tied to the LIBOR rate. There were no outstanding borrowings under this line of credit at June 28, 2009. Accordingly, we do not believe that any movement in interest rates would have a material impact on future earnings or cash flows. In the event that we borrow on our line of credit in future periods, we will be subject to the risks associated with fluctuating interest rates.
     Foreign Currency
     We have contracts to provide services to certain foreign countries approved by the U.S. government. Our foreign sales contracts generally require payment in U.S. dollars, and therefore are not affected by foreign currency fluctuations. We occasionally issue orders or subcontracts to foreign companies in local currency. The current obligations to foreign companies are of an immaterial amount and we believe the associated currency risk is also immaterial.
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
Date: August 6, 2009