Form 10-K
period 2009-09-30
ARGON ST, Inc.
filed 2009-12-04
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2009

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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     As of November 16, 2009, there were 21,748,596 shares of the registrant’s common stock, par value $.01 per share, outstanding. The aggregate market value of the Registrant’s common stock held by non-affiliates as of March 29, 2009 was approximately $264.4 million, computed by reference to the closing sales price of such stock on the NASDAQ Global Select Market as of March 27, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
     Part III of this report incorporates by reference specific portions of the registrant’s proxy statement relating to the Annual Meeting of Stockholders to be filed within 120 days after the registrant’s fiscal year end.

ARGON ST, INC. AND SUBSIDIARIES
For the Fiscal Year Ended September 30, 2009

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
     We design, develop and deploy sensors and countermeasures, information operation and electronic attack systems, communication systems and networks, navigation systems, geolocation systems, and net centric systems that integrate potentially all of these capabilities.
     Our systems leverage core capabilities that allow end users to find, fix, track, target, engage, and assess the threat, develop situational awareness and understanding, deliver the intelligence to make decisions, and deny understanding of the environment to our enemies. Our core capabilities include:
•	Signals Intelligence (“SIGINT”): Collecting information and producing intelligence from the detection, interception and evaluation of signals, including communication signals (“COMINT”) and electromagnetic signals, such as radar (“ELINT”).
•	Electronic Warfare (“EW”): Detecting, identifying and countering adversary forces, weapons and sensors through collection of adversary signals. Measures include launching deceptive signals and electronic counter-measures and using electronic support measures (“ESM”) to identify and locate emitters on both platforms and weapons.
•	Information Operations (“IO”): Employment of non-lethal measures to exploit, influence and manipulate an enemy’s C5ISR processes, including radio and network communications and measures, to protect own force and friendly information and sensors.
•	Acoustic Operations: Employment of acoustic sensors and signals to detect, identify and counter undersea threats including, but not limited to, enemy torpedoes and to sense and find undersea targets.
•	Tactical Communications and Networking: Deployment of mobile, terrestrial, and satellite radio receivers and transmitters, to include point to point links and extensive networks, supporting tactical operations, intelligence production and dissemination, movement of data and information, and management of the radio frequency spectrum.
•	Threat Simulation: The use of computer and virtual based replication of signals and sensors for training and analysis of adversary capabilities.
•	Imaging: Production and analysis of information from light spectrum sources, including multispectral, hyperspectral, infra-red, electro-optical and visible light.
•	Services: The provision of material, training and support engineering expertise to enable and sustain readiness, systems operations and mission success.
•	Cyber Operations: Leveraging Argon’s strength in offensive information operations, SIGINT engineering, software development, and with a focus on the emerging 3G and 4G wireless domain,

we provide unique and sophisticated solutions to the most demanding operational cyber environments to include Computer Network Exploit and Attack. This technology aligns well with our core technical competencies and recognizes that truly elegant attacks require sophisticated sensors.
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
     Our business is conducted primarily through contracts with the U.S. government. For the fiscal year ended September 30, 2009, 71% of our revenues were from contracts for which we were the prime contractor, 54% of our revenues were from fixed-price contracts and 57% of our revenues were from sole-source contracts. Our primary customer is the Department of Defense. We derive nearly half of our revenues from various agencies and commands within the U.S. Navy. We also provide systems and products to other U.S. government agencies and major domestic prime contractors, and to certain U.S. government-approved foreign governments, agencies and defense contractors as well as commercial enterprises.
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
Corporate History
     Our company resulted from the September 2004 merger of privately-held Argon Engineering Associates, Inc. (“Argon Engineering”) and publicly-held Sensytech, Inc. (“Sensytech”). Argon Engineering was founded in 1997 by Terry Collins, Victor Sellier and Thomas Murdock to develop advanced signal intelligence systems for the U.S. Navy. During the following years, Argon Engineering grew rapidly and expanded its technical expertise and customer base.
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
Recent Developments
     In 2009, we continued our success in the development and delivery of advanced C5ISR technologies, systems, products and services. We continued to expand our customer base and further diversified our products and services among our existing customer relationships. Given the current economic conditions and changes in governmental priorities, we faced similar challenges to those faced by our competitors in efforts to grow our business as a leading provider of state-of-the-art C5ISR systems. Among the significant developments over the year are the following:
Investment in New Business Pipeline, Market Penetration and Market Extension
•	Shifts in priorities for our airborne technologies. The airborne intelligence market is a strategically important part of our business, and potentially the fastest growing. Recently, the number and size of our contracts relating to these technologies have increased, despite delays in contract awards and activity on the large EP-X and ACS programs. This market evolved into a very dynamic area with immediate demands for technologies and systems to assist warfighters that require no development. The recent and anticipated continued demand for these quickly-needed systems, along with our ability to provide an integrated suite of advanced capabilities for the large and long-term EP-X and ACS programs position us for continued success in the airborne markets.
•	Continued Investment in our Pipeline. In fiscal 2009, we invested heavily in our business development process, including investments in available business development resources, additional capabilities for available resources, and training for all personnel involved in the business development process. With these resources and capabilities, we have focused on certain strategic areas such as cyber-security, airborne reconnaissance arenas, and work for the intelligence communities. While we believe these resources and capabilities will ultimately build a strong foundation for both development and production work in these key business areas and programs, we continue to believe that the rate of new orders this fiscal year was greatly impacted by delays in program competitions and awards.
•	Award of Certain Large and Open Contract Vehicles. In fiscal year 2009, and as a result of investment in our business development resources, we were awarded and we are continuing to participate in certain large and flexible type contract vehicles. Included in this contract portfolio is a $49 million NAVAIR contract pursuant to which we will be tasked various development and production-type programs with a wide customer base. We believe these types of contracts will add to our ability to quickly deliver technologies and products to our growing customer base.

Continued Success on Core Technologies
•	SSEE Increment E and SSEE Increment F. During fiscal year 2009, we continued to execute and deliver our SSEE Increment E systems while commencing work on the sixth lot of full rate production. The SSEE Increment F development program is approaching the finalization of the integration and test phase and the development model was installed on a U.S. Navy ship during the year. The SSEE Increment F technology is the flagship program providing state-of-the-art technology insertions focused on future threats as well as a service-oriented architecture to transform the sensor data into actionable information made available across the network. We expect to continue to leverage the LIGHTHOUSE capabilities from the SSEE Increment F technology into new capabilities across a multitude of programs in the near future. Further, we expect that these core technologies will continue to provide a robust, multi-year pipeline of both domestic and international sales and opportunities.
•	Expanding Acoustic Sensor Technologies. We have been active in our efforts to expand sensor technologies from our torpedo defense technologies into related markets. We completed the successful delivery of three sonar array design models to complete phase two of the MK 54 torpedo production effort and we have been awarded a long-lead material contract for such efforts.
Improved Margin, Cash Generation and Cost Savings
•	Margin and Cost Savings. During fiscal year 2008 and early parts of fiscal year 2009, we engaged in efforts to reduce costs in the business through the integration of accounting efforts and conversion of our systems to a common enterprise resource planning system. With these efforts and increased labor utilization, our margins improved in fiscal year 2009 despite an increase in the overall portion of cost-type work.
•	Cash Generation. Fiscal year 2009 proved an important year in the generation of cash into our business. We will continue to critically evaluate strategic uses of our cash-on-hand and future cash generation, including acquisitions.
Segments
     We have reviewed our business operations and determined that we operate in a single homogeneous business segment. Our financial information is reviewed and evaluated by our chief operating decision maker on a consolidated basis relating to the single business. Technology critical to many of our programs and engineering resources are centrally controlled and used in programs across the Company. We sell similar products and services that exhibit similar economic characteristics to similar classes of customers, primarily the U.S. government. Our revenue is internally reviewed monthly by management on an individual contract by contract basis as a single business.
Technology and Applications
     Most of our systems involve the detection and geolocation of threats and processing of information collected from the radio frequency portion of the electromagnetic spectrum, particularly communications and radar signals. We also provide underwater acoustic systems, imaging systems and systems that detect, intercept and process information passed on networks. Our systems typically require significant amounts of complex software that implement control and interface functions as well as real-time digital signal processing algorithms that are often classified. The software must track, analyze and manage large databases, platform location and orientation, precise time, and many other factors that can affect performance.
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
Customers
     Our systems are currently sold primarily for the ultimate use of either the U.S. government or certain U.S. government-approved foreign governments. As a result, most of our contracts are either directly with the U.S. government or a prime contractor whose contact is directly with the U.S. government.
     The table below identifies the ultimate sources of our historical revenues. Although our revenue is dominated by our work with various agencies and commands within the U.S. Navy, other current U.S. government customers include the U.S. Army, the National Security Agency (“NSA”), the U.S. Air Force, the Defense Advanced Research Projects Agency (“DARPA”), the National Reconnaissance Office, the U.S. Marines, U.S. Special Operations Command (“SOCOM”), the Central Intelligence Agency (“CIA”), the Defense Intelligence Agency (“DIA”), the U.S. Coast Guard, and the Department of Homeland Security (“DHS”). Foreign customer sales typically involve U.S. government allies and are often funded by the U.S. government. In the current year filing we reclassified certain 2008 contracts from U.S. Navy and other U.S. governmental agencies as foreign sales. While Argon delivered to the U.S. Navy or other U.S. governmental agencies, the deliverables were ultimately part of a foreign military sale.

	Years Ended September 30,
	2009	2008	2007
United States Navy	49%	55%	61%
United States Army	13%	10%	11%
Other U.S. government agencies	18%	21%	22%
Foreign	11%	10%	5%
Commercial and other	9%	4%	1%

Government Contracts
     Most of our business is conducted under contracts related to U.S. government defense, intelligence and security requirements. Certain important aspects of our government contracts are described below.
Bidding Process
     We are awarded government contracts either on a sole-source basis or through a competitive bidding process.
•	Sole-source contracts. The U.S. government awards sole-source contracts when it determines that a single contractor has an expertise or technology that is superior to that of other available contractors. Sole-source contracts are awarded without a formal competition. Potential suppliers compete informally for sole-source contracts through research and development investment and marketing efforts. To obtain a sole-source contract, a contractor must identify the government’s requirements early and demonstrate a distinguishing expertise or technology promptly after the government has identified a requirement.
•	Competitive-bid contracts. The U.S. government awards competitive-bid contracts based on proposal evaluation criteria established by the procuring agency. Competitive-bid contracts are awarded after a formal bid and proposal competition among providers. Interested contractors prepare a bid and proposal in response to the agency’s request for proposal or request for information. A bid and proposal is usually prepared in a short time period in response to a deadline, and requires the extensive involvement of numerous technical and administrative personnel. Following award, competitive-bid contracts may be challenged by unsuccessful bidders in a variety of ways.
     The table below shows the proportion of our revenues under sole-source and competitive-bid contracts for the periods indicated:

	Years Ended September 30,
	2009	2008	2007
Sole-Source Contracts	57%	52%	55%
Competitive Contracts	43%	48%	45%
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
     Fixed-price contracts are typically used for the production stages of the life cycle of our systems. Development activities similar to activities performed under previous contracts may also be covered by fixed-price contracts, due to the low risk involved. In these contracts profit margins are generally higher than the cost reimbursable contracts as cost risks are borne entirely by the contractor. Some fixed-price contracts include an award fee or an incentive fee as well as the negotiated profit. Most foreign customers, and some U.S. customers, use fixed-price contracts for design and development work even when the work is considered high risk.
Cost reimbursable. Cost reimbursable contracts include cost-plus-fixed fee contracts, cost-plus-award fee contracts and cost-plus-incentive fee contracts. Under each type of contract, we assume the risk that we may not be able to recover costs if they are not allowable under the contract terms or applicable regulations.
•	Cost-plus-fixed fee contracts are cost reimbursable contracts that provide for payment to us of a negotiated fee that is fixed at the inception of the contract. This fixed fee does not vary with actual cost of the contract, but may be adjusted as a result of changes in the work to be performed under the contract. This contract poses less risk than a fixed-price contract, but our ability to win future contracts from the procuring agency may be adversely affected if we fail to perform within the maximum cost set forth in the contract.

•	A cost-plus-award fee contract is a cost reimbursable contract that provides for a fee consisting of a base amount (which may be zero) fixed at inception of the contract and an award fee amount, based upon the government’s satisfaction with our performance under the contract. With this type of contract, we assume the risk that we may not receive the award fee, or only a portion of it, if we do not perform satisfactorily.

•	A cost-plus-incentive fee contract is a cost reimbursable contract that provides for an initially negotiated fee to be adjusted later by a formula based on the relationship of total allowable costs to total target costs.
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
     The table below shows our revenues for the periods indicated by government contract type:

	Years Ended September 30,
	2009	2008	2007
Fixed-price contracts	54%	58%	60%

Cost reimbursable contracts	41%	38%	35%

Time and materials contracts	5%	4%	5%
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
     As a government contractor, we are subject to government audits, inquiries and investigations. We have experienced minimal audit adjustments in the past. The Defense Contract Audit Agency (“DCAA”) has completed its audit of Argon ST’s contracts through the fiscal year ended September 30, 2005. We are subject to adjustment on our performance during subsequent years.
Subcontracts
     Revenues from contracts in which we acted as a subcontractor to other contractors represented 29%, 24%, and 17% of our revenues for fiscal years ended September 30, 2009, 2008, and 2007, respectively. Unlike direct government contracts, contracting parties typically have more freedom to negotiate terms of subcontracts. Based on the customers’ requirements, our subcontracts may or may not be governed by some of the terms and provisions commonly found in government contracts, including those described above.

Backlog
     Our backlog consists of the following as of:

	As of September 30,
(Amounts in thousands)	2009	2008	2007
Funded	$137,947	$272,620	$246,571
Unfunded	95,413	54,672	58,279

Total	$233,360	$327,292	$304,850

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
     Our continued success depends, in a large part, on our ability to develop and deliver new technology, and to apply new technology developed by others to support our customers in meeting their C5ISR mission objectives. Total research and development expenditures incurred by us consist of the following:

	Years Ended September 30,
(Amounts in thousands)	2009	2008	2007
Internal research and development	$8,990	$6,656	$7,035
Customer-funded research and development	83,200	80,005	73,397

Total	$92,190	$86,661	$80,432

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
     As of September 30, 2009, we had approximately 1,063 employees. Our business requires that a large number of our technical employees obtain security clearances from the U.S. government, which limits the available pool of eligible candidates for such positions to those who can satisfy the prerequisites to obtaining these clearances. Approximately 81% of our staff has security clearances and over 500 of our cleared employees hold Top Secret/ Sensitive Compartmented Information (TS/SCI) clearances. Our future success is dependent on attracting, retaining, and motivating qualified key management and technical personnel, whose loss could adversely affect our business materially.
Industry Overview
Government Spending
     The Department of Defense and the intelligence community use C5ISR systems on a wide and varied range of platforms, settings and locations around the world to detect, locate, evaluate, identify and respond to threats to the security and safety of the United States, its armed services and civilian population. Although the Department of Defense budgets are expected to be pressured in the short-term, due to the integral role of C5ISR in national security efforts and activities, we are expecting the impact on these markets to be less than the impact on the overall Defense budgets. Significant characteristics of the Department of Defense and expected C5ISR spending include the following:
•	Department of Defense Budgets. As compared to the 2009 levels of Department of Defense spending, including defense spending for procurement and research and development, the 2010 Department of Defense budget is expected to increase modestly, including all special appropriations.

•	C5ISR Spending. Consistent with the expected short-term pressure on the overall Department of Defense budgets, spending on C5ISR is expected to remain flat or decrease slightly from 2010 to

2014.The highest priorities for C5ISR spending is expected in the interoperability of current systems, increased bandwidth for mobile units, and space-based command, control, surveillance and reconnaissance systems.
•	Change in Government Administration and Priorities. With a change in government administration in the past year, the shift in government priorities in the defense industry, and the impact of a worldwide economic downturn, we have experienced delays in the award of certain contracts.

•	Iraq and Afghanistan Theatres of Operation. The conflicts in Iraq and Afghanistan and their escalation or de-escalation may have a significant impact on U.S. defense and other related spending.
Significant Industry Trends
     In addition to pressure on government budgets and funding, we expect the following trends to affect spending priorities and C5ISR system development and investment:
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
•	Leveraging Research and Development into Production Contracts. Many of our current systems were developed through our research and development activities. Much of our research and development is funded through research and development contracts with the U.S. government. While these contracts are generally smaller than the related production contracts and have lower profit margins, we have often been successful in expanding these activities into full production contracts. We believe our involvement in all stages of a system’s life cycle provides us opportunities to be the preferred or sole-source provider for certain systems. We intend to continue to identify and pursue programs where we can expand research and development efforts into full production contracts.

•	Migrating our Multi-Intelligence Capabilities to Additional Platforms. Defense and intelligence customers now require C5ISR systems that integrate multiple intelligence gathering and processing capabilities. Our multi-intelligence systems have combined communications and electronic intelligence capabilities on ships, submarines and aircraft, and have combined radar and infra-red sensor capabilities for border patrols. We believe our experience and capabilities position us to win contracts to develop and produce multi-intelligence systems.

•	Expanding our Role to Provide Support Services. We plan to continue to build on the expertise developed from supporting and servicing our rapidly expanding inventory of deployed systems, by providing those same services to similar systems. Our current infrastructure can be adapted to meet the growing requirements created by the government trend to outsource key engineering and support services.
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
     Historically, a significant portion of our sales have been to the U.S. government and its agencies. Sales to the U.S. government, either as a prime contractor or subcontractor, represented approximately 80% and 86% of our revenues for fiscal years ended September 30, 2009 and September 30, 2008, respectively. In addition, approximately 49% of our revenues for the fiscal year ended September 30, 2009 and approximately 55% of our revenues for the fiscal year ended September 30, 2008 were derived from agencies and commands of the U.S. Navy within the Department of Defense. We expect that U.S. government sales, particularly Department of Defense sales, will continue to constitute a significant majority of our revenue for the foreseeable future. The funding of U.S. government programs is dependent on the President’s priorities, Congressional appropriations and administrative allotment of funds and is therefore subject to uncertain future funding levels that can result in delays in or termination of programs. Changing priorities in the continuing war on terrorism and national and international defense spending may positively or adversely affect funding for our programs. In addition, shifts in spending to initiatives in which we are not involved or a reduction in government defense or intelligence budgets generally could adversely affect our operating results.

Multi-year U.S. government programs are generally not fully funded at inception, and funding may be terminated or reduced at any time.
     We act as a prime contractor or subcontractor for many different U.S. government programs. Department of Defense and intelligence contracts typically involve long lead times for design and development and thus are subject to significant changes in contract scheduling. Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The termination or reduction of funding for a government program would result in a loss of anticipated future revenues attributable to that program.
     Many of our government contracts span one or more base years with multiple option terms. Government agencies generally have the right not to exercise these option terms. If an option term on a contract is not exercised, we will not be able to recognize the full value of the contract awarded. Our backlog as of September 30, 2009 was $233.4 million, of which $137.9 million was funded. We exclude from backlog unexercised options on contracts. Our backlog includes orders under awards that in some cases extend several years, with the latest expiring in 2012. The actual receipt of revenues on awards included in backlog may never occur or may change because a program schedule could change or the program could be reduced, modified, or terminated early.
From time to time, we depend on revenues from a few significant contracts, and any loss or cancellation of, or any reduction or delay in, any of these contracts could significantly harm our business.
     From time to time, including recent periods, we have derived a significant portion of our revenue from one or more individual contracts that could be terminated by the customer at the customer’s discretion. Our top three production programs accounted for approximately 13%, 17% and 23% of our revenue for fiscal years ended September 30, 2009, 2008 and 2007, respectively. In the future, we may enter into one or more contracts that will constitute a significant portion of our revenue during the period of contract performance. If any of our current significant contracts or significant contracts we enter into in the future were terminated or our work under those contracts were decreased, our revenues and net income could significantly decline. There is no assurance that we will be able to diversify our customer base and curtail revenue concentration in the near future, if at all. The markets in which we sell our products are dominated by a relatively small number of governmental agencies and allies of the U.S. government, thereby limiting the number of potential customers. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critical to our business. We cannot be sure that we will be able to retain our largest customers, that we will be able to attract additional customers, or that our customers will continue to buy our systems and services in the same volume as in prior years. In addition, many of our contracts with the U.S. government contain provisions that allow the government to terminate or modify the terms of the contract, including solely at the government’s convenience. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or future price concessions that we may have to make could significantly harm our business.
Our U.S. government contracts generally may be terminated at the government’s convenience or for our default.
     Generally, U.S. government contracts contain provisions permitting termination, in whole or in part, at the government’s convenience or for contractor default. If a contract is terminated at the convenience of the government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work completed. Contracts which are terminated for default generally provide that the government only pays for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages. As a substantial majority of our revenues are under U.S. government contracts, the termination of one or more critical government contracts could have a negative impact on our results of operations and financial condition. Termination arising out of any default could expose us to liability and also have a material adverse effect on our ability to re-compete for future contracts and orders. The same provisions can affect us similarly as a subcontractor to U.S. government prime contractors.

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
     Our U.S. government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies not typically found in commercial contracts, including rights and remedies that allow the government to:
•	unilaterally suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

•	reduce the value of existing contracts; and

•	issue modifications to a contract.
     If any of these contract provisions are enforced by our customers, our financial condition and operating results could be materially adversely affected.
     Also unlike commercial contracts, U.S. government contracts are issued pursuant to laws and regulations that:
•	control and potentially prohibit the export of our products and services and associated materials; and

•	give the government substantial rights in products and systems produced by us.
Our business could be adversely affected by audits performed by the U.S. government.
     U.S. government agencies, including the Defense Contract Audit Agency, routinely audit government prime contractors and subcontractors. These agencies review a contractor’s performance under its contracts, its cost structure and its compliance with applicable laws, regulations and standards. The U.S. government also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Audits for costs incurred on our work performed after fiscal year 2005 have not yet been completed. If an audit conducted on our business results in a finding of improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. government. In addition, we could suffer serious harm to our reputation if allegations of impropriety or illegal acts were made against us.
Our senior management is important to our customer relationships and overall business.
     We believe that our success depends in part on the continued contributions of our senior management. We rely on our executive officers and senior management to generate business and execute programs successfully. In addition, the relationships and reputation that members of our management team have established and maintain with government defense and intelligence personnel and with other contractors contribute to our ability to maintain good customer relations and to identify new business opportunities. While we have change in control agreements with our executive officers, we do not have separate employment agreements with any of our executive officers or senior management, except for our Chief Financial Officer; and these individuals, including our CFO, could terminate their employment with us at any time. The loss of any of our executive officers or members of our senior management could impair our ability to identify and secure new contracts and otherwise manage our business.
We must recruit and retain highly skilled employees to succeed in our competitive and labor-intensive business.
     An integral part of our success is our ability to provide employees who have advanced engineering, information technology and technical services skills and who work well with our customers in a government and defense-related environment. These employees are in great demand, even in a depressed economy, and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to maintain our competitiveness and grow our business could be negatively affected. In addition, some of our contracts contain provisions requiring us to staff a program with certain personnel the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the customer may terminate the contract, and we may not be able to recover our costs in the event the contract is terminated.
Our business is dependent upon our employees obtaining and maintaining required security clearances.
     Many of our U.S. government contracts require our employees to maintain various levels of security clearances, and we are required to maintain certain facility security clearances complying with Department of Defense requirements. The Department of Defense and intelligence community have strict security clearance requirements for personnel who work on classified programs. Obtaining and maintaining personnel security clearances involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain security clearances in a timely manner, or at all, or if our employees who hold security clearances are unable to maintain the clearances or terminate employment with us, the customer whose work requires cleared employees could terminate the contract or decide not to renew it upon its expiration. In addition, we expect that many of the contracts on which we will bid will require us to demonstrate our ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively rebid on expiring contracts.
Cost over-runs on our contracts could subject us to losses or adversely affect our future business.
     Under fixed-price contracts, we receive a fixed amount irrespective of the actual costs we incur and, consequently, we absorb any costs in excess of the fixed amount. Fixed-price contracts represented approximately 54% and 58% of our revenues for the fiscal years ended September 30, 2009 and September 30, 2008. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost reimbursable contracts, which are subject to a contract ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. However, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs; and even if our overrun costs are reimbursed, our fee dollars will not increase. Under each type of contract, if we are unable to control costs we incur in performing under the contract, our financial condition and operating results could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards. See “Item 1. Business — Government Contracts — Government Contract Categories” above.
Our quarterly operating results may vary widely.
     Our quarterly revenues and operating results may fluctuate significantly in the future. A number of factors cause our revenues, cash flow and operating results to vary from quarter to quarter, including:
•	fluctuations in revenues derived from fixed-price contracts and contracts with a performance-based fee structure;

•	commencement, completion or termination of contracts during any particular quarter;

•	personnel changes among senior U.S. government officials that affect the timing of technology procurement;

•	changes in policy or budgetary measures that adversely affect government contracts in general or our business areas specifically; and

•	increased purchase requests from customers for equipment and materials in connection with the U.S. government’s fiscal year end, which may affect our fiscal fourth quarter operating results.
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
     We derive significant revenues from U.S. government contracts that were awarded through a competitive bidding process. Revenues from competitive-bid contracts constituted approximately 43% and 48% of our revenues for the fiscal years ended September 30, 2009 and September 30, 2008, respectively. Much of the business that we expect to seek in the foreseeable future likely will be awarded through competitive bidding. Competitive bidding presents a number of risks, including:

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
     We may not be provided the opportunity to bid on contracts that are held by other companies and are scheduled to expire if the government determines to extend the existing contract. If we are unable to win particular contracts that are awarded through a competitive bidding process, we may not be able to operate in the market for programs that are provided under those contracts for a significant period of time. If we are unable to consistently win new contract awards over any extended period, our business and prospects will be adversely affected.
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
     Revenues from contracts in which we acted as a subcontractor to other contractors represented 29% and 24% of our revenues for the fiscal years ended September 30, 2009 and September 30, 2008, respectively. We expect to continue to depend on relationships with other contractors for a substantial portion of our revenues in the foreseeable future. Our business, prospects, financial condition or operating results could be adversely affected if other contractors eliminate or reduce their subcontracts or other relationships with us, either because they choose to establish relationships with our competitors, or because they choose to directly offer services that compete with our business, or if the government terminates or reduces these other contractors’ programs or does not award them new contracts.
     In addition, on those contracts for which we are not the prime contractor, the U.S. government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our performance as a subcontractor. A prime contractor’s performance deficiencies or government budgetary or funding constraints could adversely affect our status as a subcontractor on the program, jeopardize our ability to collect award or incentive fees, cause customers to delay payments, or result in contract termination.

If our subcontractors or suppliers fail to perform their contractual obligations, our contract performance and our ability to obtain future business could be materially and adversely affected.
     Many of our contracts involve subcontracts to other companies upon which we rely to perform a portion of the services we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of the work performed, customer concerns about a subcontractor’s performance, extension of existing task orders or issuance of new task orders under a subcontract, or hiring of each other’s personnel. A failure by one or more of our subcontractors to timely provide the agreed-upon supplies or perform the agreed-upon services may materially and adversely affect our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer terminating our contract for default. A default termination could expose us to liability, damage our reputation, distract management’s attention from the operation of our business and have a material adverse effect on our ability to compete for future contracts and orders. In addition, a delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers’ needs and may have an adverse effect upon our profitability.
Our employees or subcontractors may engage in misconduct or other improper activities.
     We are exposed to the risk that employee fraud or other misconduct could occur. In addition, from time to time, we enter into arrangements with subcontractors to bid on and execute particular contracts or programs and we are exposed to the risk that fraud or other misconduct or improper activities by subcontractor personnel may occur. Misconduct by our employees or subcontractors could include intentional failures to comply with laws, procurement regulations or the terms of contracts that we receive. Misconduct by our employees or subcontractors could also involve the improper collection, handling or use of our customers’ sensitive or classified information, which could result in regulatory sanctions and serious harm to our reputation. As a result of employee or subcontractor misconduct, we could face fines and penalties, loss of security clearance, and/or suspension or debarment from performing U.S. government contracts. It is not always possible to deter misconduct by employees or subcontractors. The precautions we take to prevent and detect such activity may not be effective in controlling unknown or unmanaged risks or losses and such misconduct by employees or subcontractors could result in serious civil or criminal penalties or sanctions and greatly harm our reputation. In addition, recent changes to federal procurement laws have created new contractor responsibilities to investigate suspected misconduct and make reports to the government, which could increase our internal costs, if we comply, and increase risk of penalties, if we do not. Finally, our prime contractors or our subcontractors could violate these laws, which might impact future business with them.
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
     International sales represented approximately 11% and 10% of our revenues for the fiscal years ended September 30, 2009 and September 30, 2008, respectively. Our international business tends to have more risk than our domestic business due to the greater potential for volatility in foreign economic and political environments, including changes in foreign national priorities and government budgets. International transactions frequently involve increased financial and legal risks arising in part from laws, regulations and customs differing from or in conflict with U.S. laws, regulations or customs, stringent contractual terms and conditions, and laws and regulations governing U.S. imports and exports. We currently do not have any significant foreign currency guarantees; however, if in the future we are required to guarantee certain purchase guarantees in foreign currencies, fluctuations in currency exchange rates may have an adverse impact on our operations.

We may not be able to receive or retain the necessary licenses or authorizations required to sell our systems and provide services overseas.
     All of our military and commercial products are subject to the U.S. export laws and regulations. Exports of commercial products, software, technology and services are subject to controls under the Export Administration Regulations (EAR) and exports of military products, software, technical data and services are subject to controls under the International Traffic in Arms Regulations (ITAR). Export activities subject to these controls include commercial marketing efforts and sales to foreign government and foreign companies, Foreign Military Sales to foreign governments, participation in foreign trade shows, working with brokers/agents, procurements involving foreign companies or companies with foreign locations, shipments of products, software and information (including U.S. government inventory) to U.S. government facilities overseas, and the hiring of foreign persons to work as employees and contractors in our facilities. The U.S. Departments of Commerce and State are the final authorizing authority for all exports. Export requests are reviewed by various government agencies for a number of reasons, including their impact on U.S. national security and foreign policy goals. Any request that runs counter to these goals may be denied or prohibited. Our ability to export is dependent upon our ability to obtain the appropriate export authorization from the U.S. government for our activities. Export authorizations are strictly dependent upon current U.S. government export policies regarding the specific technology or product and the country(ies) involved.
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
     Although we generally use standard parts and components for our systems, we rely on non-affiliated suppliers for certain components and licensed technology that are incorporated into all of our systems. If these suppliers or manufacturers experience financial, operational, manufacturing capacity or quality assurance difficulties, or if there is any other disruption in our relationships, we will be required to quickly locate alternative sources of supply. Our inability to obtain sufficient quantities of these components, if and as required in the future, entails a number of risks, including:
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

     Software utilized by us consists generally of widely used commercial software products and more specific use software licensed from other companies. Widely used commercial software is generally upgraded frequently. If our customers do not agree to regular upgrades of the systems we provide using this software, the systems may become obsolete and could result in customer dissatisfaction and cancellation or non-renewal of orders. In the event that we lose access to the more specific use software due to a dispute with the licensor or other reasons, or if the software manufacturer refuses specific upgrades, we would have to find a replacement for the software containing the necessary functionality, which could result in unplanned expenses, system problems and customer dissatisfaction. In addition, any allegations of patent infringement or copyright violations by third parties could impact our ability to use these products.
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
     Our success and ability to compete is dependent in part on our proprietary technology developed by highly skilled employees who are experienced in designing and developing complex communications and information technology systems. We rely primarily on trade secrets and confidentiality procedures to protect our proprietary technology. These measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our systems or products or otherwise obtain and use our intellectual property. If there is a failure of protection of our intellectual property rights, our competitors may gain access to our technology, potentially resulting in a loss of competitive advantage and decreased revenues. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are evolving and sometime differ from jurisdiction to jurisdiction, and the laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or otherwise gaining access to our technology, which could harm our competitive position and our results of operations.
The U.S. government’s right to use technology developed by us limits our intellectual property rights.
     We do not have the right to prohibit the U.S. government from using certain technologies developed by us or to prohibit third parties, including our competitors, from using those technologies to provide products and services at the request of the U.S. government. The U.S. government has the right to royalty-free use of technologies that we have developed under U.S. government contracts. We are free to commercially sell those government funded technologies and may assert our intellectual property rights to seek to block other non-government users thereof, but we are not assured of success in doing so.
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
     Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require us to assess our internal control over financial reporting annually. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of our internal controls in order to meet the detailed standards under these rules. Although we have evaluated our internal controls and determined they are effective as of September 30, 2009, in future fiscal years, we may encounter unanticipated delays or problems in assessing our internal controls as effective or in completing our assessments by the required dates. In addition, we cannot assure you that our independent registered public accountants will attest to our internal controls as being effective in future fiscal years. If we determine that our internal controls are not effective, investor confidence and share value may be negatively impacted.
     We have incurred substantial operating costs in connection with the completion of our implementation and assessment and the auditor attestation under Section 404 of the Sarbanes-Oxley Act with respect to each of our fiscal years 2009, 2008 and 2007, and we expect to incur substantial operating expenses in meeting the requirements relating to internal control over financial reporting in the future. In addition, no assurance can be made that the operating expenses we incur in the future with respect to internal controls compliance will not exceed management’s expectations.
We may incur material impairment charges related to mergers and acquisitions.
     We have recognized $173.9 million of goodwill and $28.3 million of other amortizable long-lived assets, including customer-related and other intangible assets in connection with mergers and acquisitions as of September 30, 2009. Under U.S. Generally Accepted accounting principles (GAAP), the goodwill is reviewed annually unless circumstances or events indicate that an impairment test should be performed sooner, and other long-lived assets are reviewed at the time circumstances or events indicate that an impairment test should be performed to determine if there has been any impairment to their value. The review for impairment is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flow, loss of expected contracts or customer relationships, or a change in market conditions may indicate potential impairment of recorded goodwill or other long-lived assets. We performed the test during the fourth quarter of fiscal year 2009 and found no impairment to the carrying value of goodwill or intangibles. In fiscal year 2007, we recognized a loss of $6.7 million with respect to the impairment of certain customer-related intangible assets originally recorded in connection with our acquisitions of SDRC, ProDesign and IRIS. Impairment of long-lived assets, including goodwill, in the future could have a material adverse effect on our results of operations.
We may be required to reduce our profit margins on contracts on which we use the percentage-of-completion accounting method.
     We record sales and profits on many of our contracts using the percentage-of-completion method of accounting. As a result, revisions made to our estimates of sales and profits are recorded in the period in which the conditions that require such revisions become known and can be estimated. Although we believe that our profit margins are fairly stated and that adequate provisions for losses for our fixed-price contracts are recorded in our financial statements, as required under GAAP, we cannot assure you that our contract profit margins will not decrease or our loss provisions will not increase materially in the future.
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
     Our reputation in the commercial marketplace is currently dependent upon the work we do for and the references we receive from a narrow group of clients. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critical to our business. Our success will depend on our continued ability to develop and manage relationships with these significant customers and other customers in the future. There is no assurance that we will be able to diversify our customer base and curtail revenue concentration in the near future, if at all. We cannot be sure that we will be able to retain our largest customers, that we will be able to attract additional customers, or that our customers will continue to buy our systems and services in the same volume as in prior years. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or future price concessions that we may have to make could significantly harm our commercial business.
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
     Because we do not deal directly with end-user consumers, our ability to obtain and maintain work in the commercial market is solely dependent upon the ability of other companies to do business with us. If these businesses change their market plans or strategy, if they sell off divisions, if they suffer financial set-backs for whatever reason, or if they merge with another company who does not want to continue a particular business sector, our future in the commercial marketplace could be severely curtailed or could disappear.
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
     One of our key growth strategies is to pursue selective acquisitions. Since October 1, 2005, we have acquired Radix Technologies, Inc., San Diego Research Center, Inc., and Innovative Research, Ideas and Services Corporation as well as certain assets of Coherent Systems International, Corp. and ProDesign Solutions LLC, and we intend to continue to evaluate additional strategic acquisitions. Current valuations for businesses in the government, defense and intelligence sectors in which we operate are at historically high levels, and there is intense competition from government contractors of all types and sizes, commercial information technology providers, special purpose acquisition companies and private equity firms for acquisition candidates operating in these sectors. In addition, we intend to seek to acquire businesses with specialized technology capabilities and products that complement or expand our existing capabilities and products, businesses that expand our relationships with existing customers, or businesses that offer us opportunities to diversify or expand our customer base. Other prospective purchasers who have substantially greater resources may offer to acquire such businesses upon economic terms that are hard for us to match. We may not be able to identify and execute suitable acquisitions in the future on terms that are favorable to us, or at all. In addition, given the current economic environment, we may not be able to obtain sufficient capital to pursue those acquisitions which may have favorable terms.
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

     In addition, the success of our acquisition strategy will depend upon our ability to successfully integrate any businesses we may acquire in the future. The integration of these businesses into our operations may result in unforeseen events or operating difficulties, absorb significant management attention and require significant financial resources that would otherwise be available for the ongoing development of our business. These integration difficulties could include:
•	the integration of personnel with disparate business backgrounds;

•	the transition to new information systems;

•	the coordination of geographically dispersed organizations;

•	the reconciliation of different corporate cultures, pay structures and benefits plans;

•	laws regarding business and employees that differ from those in states where we currently do business; and

•	the synchronization of disclosure and financial reporting controls of acquired companies with our controls and, where applicable, improvement of the acquired company’s controls.
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
     As of November 16, 2009 our current executive officers (Terry L. Collins, Kerry M. Rowe and Aaron N. Daniels) collectively held approximately 13% of our total outstanding shares of common stock entitled to vote on matters requiring stockholder approval and, together with former executive officers Thomas E. Murdock, S. Kent Rockwell and Victor F. Sellier, our current and former executive officers held approximately 36% of our outstanding common stock entitled to vote on such matters as of November 16, 2009. Accordingly, our current and former executive officers as a group may control the vote on matters requiring stockholder approval, including the election of directors or certain corporate transations. The interests of our executive officers may not be fully aligned with yours. Although there is no agreement among our executive officers with respect to the voting of their shares, this concentration of ownership may delay, defer or even prevent a change in control of our company, and make transactions more difficult or impossible without the support of all or some of our executive officers. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     We conduct a major portion of our operations at our headquarters located at 12701 Fair Lakes Circle, Fairfax, VA 22033. This is a 10 story building in a mixed use office park that includes commercial, residential, and retail properties. Our leased space encompasses 165,000 square feet of the 253,000 square feet available in the building. This space includes office, laboratory and meeting areas suitable for our classified and unclassified government work. This lease extends until February 2015.
     We believe that our leased facilities are suitable for the operations we have in each of them. In addition, provisions in our headquarters lease give us opportunities for additional space should our growth require facilities expansion. The table below sets forth certain information about our principal facilities.

Estimated
	Square			Principal
Address	Feet	Lease Term	Description	Activity
12701 Fair Lakes Circle	165,000	Leased,	Multi-floor tenant	Engineering/
Fairfax, VA 22033		Expiration	in ten-story office	Administration
		Date:	building.
2/28/2015

99 Spruce St	90,000	Leased,	One-story facility.	Engineering/
Windber, PA 15963		Expiration		Production/
		Date:		Administration
9/30/2012

8419 Terminal Road	67,220	Leased,	Two one-story and	Engineering/
Newington, VA 22122		Expiration	one partial two-	Production/
		Date:	story adjacent	Administration
		6/30/2014	block buildings in
an industrial park.

90 Laurel View Drive	66,000	Leased,	One-story facility.	Engineering/
Smithfield, PA 15478		Expiration		Production/
		Date:		Administration
9/15/2013

Mesa Ridge Road	39,939	Leased,	Two-story	Engineering/
San Diego, CA 92121		Expiration	facilities.	Administration
Date:
8/31/2010

1386-1390 Connellsville Rd	30,000	Leased,	One-story facility.	Engineering/
Lemont Furnace, PA 15456		Expiration		Production
Date:
4/1/2014

     In addition to the facilities listed above, we lease office space at 12 other locations with an aggregate space of approximately 60,000 square feet. These facilities are located in:
•	Ventura, California;

•	Orlando, Ft. Walton Beach, Largo, and Tampa, Florida;

•	Annapolis Junction and Lexington Park, Maryland;

•	Ann Arbor, Michigan;

•	Camden, New Jersey;

•	Doylestown, Pennsylvania; and

•	Copperas Cove and San Antonio, Texas.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended September 30, 2009.
SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
     The following is a list of our executive officers, including their names, ages and offices held, as of December 4, 2009.

Name	Age	Position with Registrant
Terry L. Collins, Ph.D.	64	Chairman of the Board and Chief Executive Officer
Kerry M. Rowe	50	President and Chief Operating Officer
Aaron N. Daniels	48	Vice President, Chief Financial Officer and Treasurer

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     Our common stock is traded on the NASDAQ Global Select Market under the symbol “STST”.
     The following table sets forth the range of high and low sales prices of our common stock for the periods indicated.

	High	Low
Fiscal 2009
Fourth Quarter	$21.86	$18.23
Third Quarter	23.25	17.41
Second Quarter	22.04	15.46
First Quarter	23.81	15.00

Fiscal 2008
Fourth Quarter	$27.78	$22.65
Third Quarter	25.94	16.38
Second Quarter	18.75	15.26
First Quarter	22.11	17.50
     There were 523 record holders of our common stock on November 16, 2009. On November 16, 2009, the last reported sale price of our common stock on the NASDAQ Global Select Market was $19.49 per share.
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
Equity Compensation Plan Information
     Set forth below is information as of September 30, 2009 regarding our equity compensation plans.

	Number of	Weighted
	securities to be	average exercise
	issued upon	price of
	exercise of	outstanding	Number of
	outstanding	options,	securities remaining
	options, warrants	warrants and	available for future
Plan category	and rights	rights	issuance
Equity compensation plans approved by security holders	1,595,198	$16.68	1,795,897
Equity compensation plans not approved by security holders (1)	506,337	$8.67	—

Total	2,101,535	$14.75	1,795,897

(1)	Consists entirely of shares of common stock issuable upon exercise of options under the Argon Engineering Associates, Inc. Stock Plan. There will be no further options or common stock granted under this plan.

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
Common Stock Performance Graph
     The following graph shows the cumulative total return resulting from a hypothetical $100 investment in the Company’s common stock on September 30, 2004 through September 30, 2009. Stock price performance over this period is compared to the same amount invested in the Russell 2000 Index and the BB&T Defense Electronics Index over the same period. While total stockholder return can be an important indicator of corporate performance, it is not necessarily indicative of the Company’s degree of success in executing business plans, particularly over short periods.

	PERFORMANCE GRAPH TABLE
	As of September 30, (in dollars)
	2004	2005	2006	2007	2008	2009
Argon ST Stock	$100	$104	$85	$70	$84	$68
Russell 2000 Index	100	117	127	141	119	105
BB&T Defense Electronics Index	100	101	109	155	122	114
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

	Years Ended September 30
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Contract revenues	$366,076	$340,934	$282,209	$258,835	$271,754

Cost of revenues	298,038	279,932	229,767	206,023	222,792

General and adminstrative expenses	22,853	22,432	17,342	22,212	10,586

Research and development expenses	8,990	6,656	7,035	—	3,992

Impairment of intangible assets	—	—	6,748	—	—

Income from operations	36,195	31,914	21,317	30,600	34,384

Other income, net	(14)	615	1,318	1,180	698

Income before income taxes	36,181	32,529	22,635	31,780	35,082

Provision for income taxes	(12,490)	(12,256)	(7,933)	(12,385)	(13,301)

Net income	$23,691	$20,273	$14,702	$19,395	$21,781

Earnings per share
Basic	$1.09	$0.94	$0.66	$0.90	$1.10

Diluted	$1.08	$0.92	$0.65	$0.87	$1.06

	As of September 30
	2009	2008	2007	2006	2005
	(In thousands)
Balance sheet data
Cash and cash equivalents	$43,108	$15,380	$22,965	$14,800	$4,064
Total assets	$380,025	$340,338	$329,645	$313,531	$249,834
Total debt	$40	$100	$218	$86	$11,138
Stockholder’s Equity	$319,578	$292,444	$274,836	$265,696	$192,013

Other data
Backlog (unaudited)	$233,360	$322,868	$304,850	$225,169	$271,107
Dividends	$—	$—	$—	$—	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Segments
     We have reviewed our business operations and determined that we operate in a single homogeneous business segment. Our financial information is reviewed and evaluated by the chief operating decision maker on a consolidated basis relating to the single business. Technology critical to many of our programs and engineering resources are centrally controlled and used in programs across the Company. We sell similar products and services that exhibit similar economic characteristics to similar classes of customers, primarily the U.S. government. Revenue is internally reviewed monthly by management on an individual contract by contract basis as a single business.
Revenues
     Our revenues are primarily generated from the entire life cycle of complex sensor systems under contracts predominately with the U.S. government and major domestic prime contractors, as well as with foreign governments, agencies and defense contractors. This life cycle spans across the design, development, production, installation and support of the system.
     Our government contracts can be divided into three major types: cost reimbursable, fixed-price and time and materials. See the “Government Contract Categories” section of Item 1. Business for a discussion of the characteristics of each contract type.
     The following table represents our revenue concentration by contract type for the periods indicated:

	Years Ended September 30,
Contract Type	2009	2008	2007
Fixed-price contracts	54%	58%	60%

Cost reimbursable contracts	41%	38%	35%

Time and materials contracts	5%	4%	5%
     Our primary business model is to capture the full lifecycle of a system beginning with concept development and progressing through development, production and end of cycle support and logistics. Additional cycles developing and producing next generation systems are sought to provide multi-year and multi-decade opportunities. Early cycle programs are typically cost-type contracts carrying lower margins while production cycle programs are typically fixed-price type contracts carrying higher margins. End of cycle programs can be of a variety of contract types. Through our business model, we optimize the long-term growth of the company by leveraging long-term relationships into multiple cycles each carrying higher margin production cycles. As such, much of our current production work has been derived from programs for which we have performed the initial development work. With the current higher cost-type contract mix, we are continuing to lay the groundwork for future low-rate and high-rate production orders and future generation development and production cycles. Cost-reimbursable mix has increased as a percentage of total revenue over the past few years, primarily as a result of our continued work on certain large and long-run development programs, including Ships Signal Exploitation Equipment (“SSEE”) Increment F, Operational Test-Tactical Engagement System (“OT-TES”) and Common Range Integrated Instrumentation System (“CRIIS”), and the mix of contracts acquired in recent business combinations. In all three of these programs we have either completed or are near completion of the test and integration phases. We believe we will receive production orders during the coming fiscal years. These production orders could cause a significant impact to our mix of contract types and may result in larger percentages of more desirable and potentially higher margin fixed price work although the capture of new development work on cost-type contracts may keep our mix closer to current levels and provide opportunity for future production contracts.
Backlog
     We define backlog as the funded and unfunded amount provided in our contracts, less previously recognized revenue. For a further discussion of what we include and exclude from backlog, see the “Backlog” section of Item 1. Business.

     Our backlog consisted of the following:

	As of September 30,
(In thousands)	2009	2008	2007
Funded	$137,947	$272,620	$246,571
Unfunded	95,413	54,672	58,279

Total	$233,360	$327,292	$304,850

     We began fiscal year 2009 with record backlog, partially attributable to work that was on contract related to our core Maritime programs as well as contract work on the OG2 and OT-TES programs. During fiscal year 2009, we have continued to progress through the production orders on our core Maritime programs and we made considerable progress in the development of the OG2 program and the OT-TES program. At the end of fiscal year 2009, we have less contracted work related to these programs as compared to the end of the fiscal year 2008. However, as we near the end of successful development in fiscal year 2010, we anticipate a large amount of additional work for production orders on these contracts. In addition, orders during fiscal year 2009 were lower than in prior years. Our total, funded and unfunded backlog as of the end of any fiscal quarter or year may fluctuate due to numerous factors, including the schedule for and timing of contract awards we are pursuing, the timing of government contracts we have been awarded and our success in winning new and follow-on contract awards.
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

	Years Ended September 30,
(In thousands)	2009	2008	2007
Internal research and development	$8,990	$6,656	$7,035
Customer-funded research and development	83,200	80,005	73,397

Total	$92,190	$86,661	$80,432

     In fiscal years 2009, 2008 and 2007, internal research and development expenditures represented 2.5%, 2.0% and 2.5% of our revenues, respectively. We expect that research and development expenses will continue to represent approximately 2% to 3% of our consolidated revenue in future periods.
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
Revenue and Cost Recognition
     General
     The majority of our contracts, which are with the U.S. government, are accounted for in accordance with the Financial Accounting Standards Board Accounting Standard Codification (“FASB ASC”) Topic 605-35-25, Revenue Recognition — Construction-Type and Production-Type Contracts — General. These contracts are transacted using written contractual arrangements, most of which require us to design, develop, manufacture and/or modify complex products and systems, and perform related services according to specifications provided by the customer. We account for fixed-price contracts by using the percentage-of-completion method of accounting and for substantially all contracts, the cost-to-cost method is used to measure progress towards completion. Under this method, contract costs are charged to operations as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. In the case of contracts with materials requirements, revenue is recognized as those materials are applied to the production process in satisfaction of the contracts’ end objectives. We account for cost reimbursable contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying the negotiated fee rate to actual costs on an individual contract basis.
     In certain circumstances, and based on correspondence with the end customer, management authorizes work to commence or to continue on a contract option, addition or amendment prior to the signing of formal modifications or amendments. We recognize revenue to the extent it is probable that the formal modifications or amendments will be finalized in a timely manner and that it is probable that the revenue recognized will be collected.
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
     Indirect Rate Variance
     We apply overhead and general and administrative expenses (indirect expenses) as a percentage of direct contract costs based on annual budgeted indirect expense rates. To the extent actual expenses for an interim period are greater than the budgeted rates, the variance is deferred if management believes it is probable that the variance will be absorbed by future contract activity. This probability assessment includes projecting whether future indirect costs will be sufficiently less than the annual budgeted rates or can be absorbed by seeking increased billing rates applied on cost-plus-fee contracts. At the end of each interim reporting period, management assesses the recoverability of any amount deferred to determine if any portion should be charged to expense. In assessing the recoverability of variances deferred, management takes into consideration estimates of the amount of direct labor and other direct costs to be incurred in future interim periods, the feasibility of modifications for provisional billing rates, and the likelihood that an approved increase in provisional billing rates can be passed along to a customer. Variances are charged to expense in the periods in which it is determined that such amounts are not probable of recovery. In the fourth quarter of the fiscal year, indirect rates are applied using actual costs incurred. Variances between budgeted and actual indirect rates were immaterial for fiscal year 2009.
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
Goodwill
     Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, we test for impairment at least annually using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. During the years prior to fiscal year 2008, the Company operated as four reporting units, at which time, the fair value of each reporting unit was estimated using a combination of the income, or discounted cash flows approach and the market approach. During fiscal year 2008 and 2009, due to the change in our organizational structure and our operations, we operated as a single reporting unit. The fair value of the reporting unit is estimated using a market capitalization approach. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We performed the test during the fourth quarter of fiscal year 2009 and found no impairment to the carrying value of goodwill.
Long-Lived Assets (Excluding Goodwill)
     We follow the provisions of FASB ASC topic 360-10-35, Impairment or Disposal of Long-Lived Assets in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization. This topic requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Impairment losses are treated as permanent reductions in the carrying amount of the assets. For the year ended September 30, 2007, we recorded a $6.7 million loss for the impairment of customer related intangible assets initially recorded at the time of the SDRC, ProDesign and IRIS acquisitions. A change in our assumptions used to measure impairment could cause an additional impairment in the future.
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
Stock-Based Compensation
     We issue stock options, restricted stock awards (“RSUs”) and stock appreciation rights (“SARs”) on an annual or selective basis to our directors and key employees. The fair value of the RSUs is computed using the closing price of the stock on the date of grant. The fair value of the stock options and the SARs is computed using a binomial option pricing model. Assumptions related to the volatility are based on an analysis of our historical volatility. The estimated fair value of each award is included in cost of revenues or general and administrative expenses over the vesting period which an employee provides services in exchange for the award.
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
     Expected Volatility. The expected volatility of our shares was estimated based upon the historical volatility of share price of our common stock over a historical period consistent with the estimated life of the option, as being representative of the price volatility expected in the future. This volatility is comparable to the volatilities reported by companies within the Company’s peer group.
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
     Expected Term. The expected term used in the Binomial model is ten years, the contractual term of the options.
     Exercise Factor. The exercise factor is the ratio by which the stock price must increase from the exercise price before the employee is expected to exercise, as estimated by management.
     Post-vest Percentage. The post-vest percentage is the rate at which employees are likely to exercise their options earlier than usual as a result of their termination of employment, as estimated by management. Employees have 90 days and directors have 1 year to exercise their options upon termination of employment or resignation from the board. The post-vest percentages used in valuing options granted during the years ended September 30, 2009, 2008 and 2007 were 1.81%, 1.94% and 5.78%, respectively. For options granted to directors and certain individual awards, the post-vest percentage was zero.

Historical Operating Results
Fiscal year ended September 30, 2009 compared to fiscal year ended September 30, 2008
     The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, research and development expenses, impairment of intangible assets, interest income and expense and income tax expense and net income, and the changes in these items for the fiscal years indicated:

	September 30,
			Amount of	%
			in crease	increase
	2009	2008	(decrease)	(decrease)
Contract revenues	$366,076	$340,934	$25,142	7%
Cost of revenues	298,038	279,932	18,106	6%
General and administrative expenses	22,853	22,432	421	2%
Research and development expenses	8,990	6,656	2,334	35%
Interest income, net	(14)	615	(629)	-102%
Provision for income taxes	12,490	12,256	234	2%
Net income	$23,691	$20,273	$3,418	17%
Contract Revenues:
     Revenues increased approximately $25.1 million or 7% during fiscal year 2009. In our core maritime programs, we experienced revenue growth in certain areas, including our subsurface programs delivering improved communication acquisition and direction finding subsystems along with other related foreign military sales. Within the core maritime programs, the revenue growth in certain areas was offset by less activity in our SSEE programs this year as compared to the prior year as we continue to transition from the high rate production of our SSEE Increment E technology towards initial production of our SSEE Increment F technology. We are aggressively working on SSEE Increment F development with continued success in the final integration and test phases of the program. We are expecting significant opportunities in the maritime programs in fiscal 2010 as we believe our cost-effective, open architecture and commercial off-the-shelf technologies align with the U.S. Navy’s acquisition approach for innovative at-sea combat systems.
     Outside of our core maritime programs, we have realized a $16.5 million increase in revenue related to increased integration and development efforts for our airborne intelligence, reconnaissance and surveillance systems and sensors, including our support of the U.S. Army’s communications intelligence modernization program. We expect further contributions to revenue in the near future for key production and development milestones related to these programs. Additionally, we continue to see year over year increases in revenue for work completed on tactical communications and networking capabilities primarily related to continued work on a subcontract to Sierra Nevada for the build of the ORBCOMM Generation Two Satellite Payload (“OG2”). The OG2 program represented $19.2 million of the total revenue increase. The increases in revenue that we achieved on the airborne programs and the OG2 program were partially offset by a decrease in revenue of $5.8 million related to the completion of a contract to provide certain security services and a decrease of $3.2 million related to our maritime programs described above.
Cost of Revenues:
     Cost of revenues increased approximately $18.1 million or 6% for fiscal year 2009 as compared to fiscal year 2008. The increase was primarily due to increased contract activity and increased revenue as described above. As a result of the increased contract activity, direct materials costs, including subcontract costs, increased $8.3 million with significant increases in subcontractor costs as a result of increased activity for the OG2 program. Direct labor increased $4.7 million as we continue to grow our contract portfolio and the resulting need for labor resources. Other types of direct costs to meet contractual deliverables, including consulting and travel, increased approximately $2.7 million. Overhead costs allocable to such direct costs, excluding our incentive compensation, decreased approximately $0.6 million primarily due to better direct labor utilization on our contract portfolio. We view our incentive compensation overall as cash-based bonuses and stock-based compensation. Year over year, incentive compensation increased $3.0 million primarily due to increased bonus payouts for 2009 as compared to 2008 to incentivize performance and retention. Cost of revenues as a percentage of total revenue decreased to 81% for fiscal 2009 as compared to 82% of revenue for fiscal year 2008 as a result of the overall improved labor utilization rates described above.
General and Administrative Expenses:
     General and administrative expenses increased approximately $0.4 million or 2% for fiscal year 2009, as compared to fiscal year 2008. This increase was primarily due to a $1.4 million increase in legal fees associated with the defense of claims which have been resolved as of the end of the second quarter of fiscal year 2009. Additionally, we incurred a one-time charge of $0.6 million related to the resolution of claims. Excluding these two related charges in fiscal year 2009, our general and administrative expenses decreased $1.6 million in fiscal year 2009 as compared to fiscal year 2008. This $1.6 million is attributable to decreases in costs across an array of general costs as we focused on removing indirect cost from the business, including the consolidation of our accounting operations, which was completed in the third quarter of fiscal year 2008. Exclusive of the $2.0 million of costs increases as a result of the claims, general and administrative costs decreased to 6% of total revenue for the for fiscal 2009 as compared to 7% of revenue for fiscal year 2008.
Research and Development Expenses:
     Research and development expenses increased $2.3 million or 35% for fiscal year 2009 as compared to fiscal 2008 due to the timing of specific planned research and development projects. Research and development expenditures represented 2.5% and 2.0% of our consolidated revenues for fiscal year 2009 and 2008, respectively. We expect that research and development expenditures will continue to represent approximately 2% to 3% of our consolidated revenue in future periods.
Interest Income and Interest Expense:
     Interest income net of interest expense decreased approximately $0.6 million for fiscal year 2009, as compared to fiscal 2008. In the third quarter of fiscal year 2008, we recognized $0.4 million of interest income for a cash balance held in escrow as a result of the acquisition of SDRC. We became aware of our entitlement to such interest in the three months ended June 29, 2008. Excluding this specific interest income, interest expense, net decreased $0.2 million.
Provision for Income Taxes:
     Our provision for income taxes for fiscal year 2009 was $12.5 million as compared to approximately $12.3 million for the fiscal year 2008. Our effective income tax rate decreased to 34.5% for fiscal year 2009 as compared to an effective rate of 37.7% for fiscal year 2008. The tax provision for fiscal year 2009 included a benefit for the federal research and development tax credit, which was reinstated in our first quarter of fiscal year 2009, retroactively beginning January 1, 2008. As a result of this renewal, and as compared to the prior year, we realized a reduction in our effective rate of 2.3% related to this tax credit. Additionally, we recognized a reduction in our effective rate of 1.2% for the third quarter of fiscal year 2009, related to a $0.4 million tax benefit in the third quarter of fiscal year 2009 as the result of a reduction in our reserve on uncertain tax positions.
Net Income:
     As a result of the above, net income increased $3.4 million, or 17% for fiscal year 2009 as compared to fiscal year 2008.

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

	September 30,
			Amount of	%
			in crease	increase
	2008	2007	(decrease)	(decrease)
Contract revenues	$340,934	$282,209	$58,725	21%
Cost of revenues	279,932	229,767	50,165	22%
General and administrative expenses	22,432	17,342	5,090	29%
Research and development expenses	6,656	7,035	(379)	-5%
Impairment of intangible assets	—	6,748	(6,748)	-100%
Interest income, net	615	1,318	(703)	-53%
Provision for income taxes	12,256	7,933	4,323	54%
Net income	$20,273	$14,702	$5,571	38%
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
Research and Development Expenses:
     Research and development expenses decreased $0.4 million or 5% for fiscal year 2008 as compared to fiscal year 2007. The decrease in research and development expenses was due to the timing of specific planned research and development projects. Research and development expenditures represented 2.0% and 2.5% of our consolidated revenues for the years ended September 30, 2008 and 2007, respectively. We expect that research and development expenditures will continue to represent approximately 2% to 3% of our consolidated revenue in future periods.
Impairment of Intangible Assets:
     At the times of the San Diego Research Center, Inc., ProDesign Solutions, LLC, and Innovative Research, Ideas, and Services Corporation acquisitions, we anticipated the award of certain specific revenue generating contracts and allocated a portion of the purchase price to such contracts as a customer related intangible asset. In 2007, we were not awarded all of the anticipated contracts and performed an impairment analysis. In connection with this analysis, in the results of operations for the period ending September 30, 2007, we recognized an impairment loss of $6.3 million for the impairment of customer related intangible assets acquired from San Diego Research Center Inc. and we have recognized an impairment loss of approximately $0.4 million for the impairment of customer related intangible assets acquired from ProDesign Solutions, LLC and Innovative Research, Ideas, and Services Corporation. No such impairment charge was recorded in fiscal 2008.
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

     Cash
     At September 30, 2009, we had cash of $43.1 million compared to cash of $15.4 million at September 30, 2008, an increase of $27.7 million. Our largest source of cash during fiscal year 2009 was net income as adjusted for non-cash reconciling items including depreciation and amortization, changes in deferred income taxes and stock-based compensation. The primary uses of cash during fiscal year 2009 were for cash paid to acquire property, equipment and software of $7.8 million and $1.5 million used to repurchase shares of our common stock under a stock buyback plan approved by our Board of Directors in December 2008.
     Cash Flows
     For fiscal year 2009 cash of $35.8 million was provided by operating activities compared to $12.5 million and $27.5 million in fiscal years 2008 and 2007, respectively. Cash provided by operating activities in fiscal 2009 was primarily comprised of $37.0 million of net income as adjusted for non-cash reconciling items including depreciation and amortization, changes in deferred income taxes, and stock-based compensation. Net income, as adjusted for non-cash reconciling items was reduced by $1.2 million as a result of changes in operating assets and liabilities. This change was driven by an $11.0 million increase in accounts receivable net of deferred revenue, offset by $11.0 million in timing of payables, including accrued expenses and taxes payable. The remaining change is a $1.2 million increase in other operating assets and liabilities.
     Our cash from operations is highly dependent on the balance of our billed and unbilled receivables, along with deferred revenue. As discussed in more detail below under “Contractual Billing Provisions”, the timing of contractual milestone billing terms has a significant impact on our unbilled receivable balances. We use days sales outstanding (“DSO”) as a measure to assess the impact of milestone billings on our cash balances. We calculate DSO using the trailing twelve months of revenue. As of September 30, 2009, our DSO was 116 days as compared to 112 days at September 30, 2008. In 2009, we continued to focus on system deliveries, as this is the major driver in the DSO metric. We were able to turn much of the unbilled balances of our SSEE Increment E production work into cash in 2009 as we neared the completion of these production lots. However, in one of our more significant development programs for the OG2 technology, milestones are heavily weighted towards the final testing and delivery phases. Approximately $19.1 million and $3.2 million of our unbilled receivables relates specifically to these milestones as of September 30, 2009 and 2008, respectively. Exclusive of the OG2 program, our DSO was 97 days and 109 days at September 30, 2009 and 2008, respectively.
     Net cash used in investing activities in fiscal year 2009 was $7.7 million compared to $14.0 million and $15.5 million in fiscal years 2008 and 2007, respectively. Investing activities in 2008 and 2007 consisted of $5.3 million and $18.1 million of cash used in business acquisitions. Investing activities to purchase property and equipment was $7.8 million, $10.8 million and $10.0 million in fiscal years 2009, 2008 and 2007, respectively. We expect that our investment in property and equipment will continue as we upgrade and replace older equipment and as our employee base increases. In fiscal 2007, we had significant purchases and sales of investments as the result of our investment strategy to hold auction rate securities. As of September 30, 2007, all such securities were sold, and have not purchased additional auction rate securities subsequently.
     Net cash used in financing activities was $0.4 million for fiscal year 2009 compared to $6.0 million and $7.8 million in fiscal years 2008 and 2007, respectively. In fiscal year 2009, we used $1.5 million of cash to repurchase 92,832 shares of our common stock under the stock repurchase program. In December 2008, our Board of Directors approved a plan to purchase up to an additional 1,000,000 shares prior to November 2009. Over the past three years, we have purchased approximately $19.4 million of our common stock.
     We believe that the combination of internally generated funds, cash and cash equivalents on hand and available bank credit will provide the required liquidity and capital resources necessary to fund ongoing operations, customary capital expenditures and other working capital needs over the next 12 months.
     Line of Credit
     We maintain a $40.0 million line of credit with Bank of America, N.A. The credit facility will expire on February 28, 2010, at which time it will be subject to renewal. Although we can provide no assurances, we have a longstanding relationship with Bank of America, N.A. and we expect that we will renegotiate a renewal of our line of credit as it nears expiration. The credit facility contains a sublimit of $15.0 million to cover letters of credit. In addition, borrowings on the line of credit bear interest at LIBOR plus 150 basis points. An unused commitment fee of 0.25% per annum, payable in arrears, is also required.
     All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the product of 1.5 and the Company’s earnings before interest expense, taxes depreciation and amortization (EBITDA) for the trailing 12 months, calculated as of the end of each fiscal quarter. For the year ended September 30, 2009, EBITDA, on a trailing 12 month basis, was $44.9 million. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of September 30, 2009, the Company was in compliance with these covenants and the financial ratio.
     At September 30, 2009, there were no borrowings outstanding against the line of credit. Letters of credit and debt consisting of capital lease obligations at September 30, 2009 amounted to $2.3 million, and $37.7 million was available on the line of credit. In the first half of fiscal year 2009, approximately $5.0 million was borrowed on our line of credit with repayment occurring before the completion of any quarterly reporting periods. In February 2008, the Company borrowed $7.0 million from the line of credit to fund its current operations which was repaid by March 30, 2008.
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
Contractual Obligations and Commitments
     As of September 30, 2009, our contractual cash obligations were as follows:

		Due in	Due in	Due in	Due in	Due in
(In thousands)	Total	2010	2011	2012	2013	2014	Thereafter
Capital leases	$47	$33	$14	—	—	—	—
Operating leases	$35,869	$7,693	$6,902	$6,630	$6,516	$5,860	$2,268

Total	$35,916	$7,726	$6,916	$6,630	$6,516	$5,860	$2,268

     As of September 30, 2009, our other commercial commitments were as follows:

(in thousands)	Total	Less Than 1 Year	1-3 Years
Letters of credit	$2,238	$1,948	$290
     We have no long-term debt obligations, other operating lease obligations, contractual purchase obligations, or other long-term liabilities other than those shown above. We also have no other off-balance sheet arrangements of any kind.
Recent Accounting Pronouncements
     In February 2007, the FASB issued guidance on accounting for financial assets and liabilities at their fair values. This guidance permits entities to choose to measure certain financial instruments and other items at fair value. The fair value option generally may be applied instrument by instrument, is irrevocable, and is applied only to entire instruments and not to portions of instruments. We adopted this guidance on October 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial position, results of operations, or cash flows.
     In December 2007, the FASB issued an accounting standard, which amended the accounting for business combinations. This guidance establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interest, contingent consideration, and certain acquired contingencies. It also requires acquisition-related transaction expenses and restructuring cost be expensed as incurred rather than capitalized as a component of the business combination. In April 2009, the FASB issued further interpretations, which requires that pre-acquisition contingencies are recognized at their acquisition-date fair value if a fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, a contingency shall be recognized if it is probable that an asset existed or liability had been incurred at the acquisition date and the amount can be reasonably estimated. This guidance will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will have an impact on accounting for any business combinations occurring after our fiscal year ending September 30, 2009. We are currently assessing the impact, if any, of these statements on our consolidated financial position, results of operations, or cash flows.
     In April 2008, the FASB issued an amendment to determining the useful life of intangible assets which requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. This guidance is effective for fiscal years beginning after December 15, 2008. We do not believe that the adoption of this guidance will have any material effect on our consolidated financial position, results of operations, or cash flows.
     During the first quarter of fiscal 2009, the Company adopted an amendment to the FASB ASC, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. The adoption of this amendment did not have a material effect on our consolidated financial position, results of operations, or cash flows. In February 2008, the FASB issued further amendments which delays the effective date of the fair value guidance to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted us beginning in the first quarter of fiscal 2010. Although we will continue to evaluate the application of this guidance, management does not currently believe adoption will have a material impact on our consolidated financial position, results of operations, or cash flows.
     In June 2009, the FASB issued an amendment which requires entities to provide more information about the sale of securitized financial assets and similar transactions in which the entity retains some risk related to the assets. This amendment is effective for fiscal years beginning after November 15, 2009. We do not believe the adoption this amendment will have a material impact on our consolidated financial position, results of operations, or cash flows.

     In June 2009, the FASB issued an amendment, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This amendment is effective for fiscal years beginning after November 15, 2009. We do not believe the adoption will have a material impact on our consolidated financial position, results of operations, or cash flows.
     In October 2009, the FASB revised the accounting guidance for revenue arrangements with multiple deliverables. The revision: (1) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (2) provides a hierarchy that entities must use to estimate the selling price, (3) eliminates the use of the residual method for allocation, and (4) expands the ongoing disclosure requirements. This guidance is effective for us beginning January 1, 2011 and can be applied prospectively or retrospectively. We are currently assessing the impact of the revised accounting guidance.
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
Interest Rates:
     Our line of credit financing provides available borrowing to us at a variable interest rate tied to the bank’s prime interest rate or the LIBOR rate. At September 30, 2009, we had no borrowing under the line of credit. Upward movement in interest rates would result in our incurring higher interest expenses to the extent amounts are outstanding under our line of credit.
Foreign Currency:
     We have contracts to provide services to certain foreign countries approved by the U.S. government. Generally, our foreign sales contracts require payment in U.S. dollars, and therefore are not affected by foreign currency fluctuations. We occasionally issue orders or subcontracts to foreign companies in local currency.
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
     We have audited the accompanying balance sheets of Argon ST, Inc. (a Delaware corporation) and subsidiaries (the Company) as of September 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. We also have audited the Company’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Argon ST, Inc. as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.
/s/ Grant Thornton LLP
McLean, Virginia
December 3, 2009

ARGON ST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

	September 30,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$43,108	$15,380
Accounts receivable, net	116,656	104,859
Inventory, net	6,021	3,757
Income taxes receivable	—	360
Deferred project costs	2,296	3,412
Deferred income tax asset	5,137	4,534
Prepaids and other	1,499	1,644

TOTAL CURRENT ASSETS	174,717	133,946
Property, equipment and software, net	28,042	27,558
Goodwill	173,948	173,948
Intangibles, net	2,745	4,055
Other assets	573	831

TOTAL ASSETS	$380,025	$340,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$32,526	$29,133
Accrued salaries and related expenses	13,887	10,283
Deferred revenue	5,504	4,361
Capital lease obligations, current portion	27	56
Income taxes payable	4,784	—
Deferred rent, current portion	128	76

TOTAL CURRENT LIABILITIES	56,856	43,909
Deferred income tax liability, long-term	1,942	1,900
Deferred rent, net of current portion	1,306	1,383
Capital lease obligations, net of current portion	13	44
Other long-term liabilities	330	658
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock:
$.01 Par Value, 100,000,000 shares authorized, 22,965,952 and 27,775,423 shares issued at September 30, 2009 and 2008, respectively	230	228
Additional paid in capital	227,288	222,349
Treasury stock at cost:
1,219,077 and 1,126,245 shares at September 30, 2009 and 2008, respectively	(19,923)	(18,425)
Retained earnings	111,983	88,292

TOTAL STOCKHOLDERS’ EQUITY	319,578	292,444

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$380,025	$340,338

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share and share amounts)

	For the Year Ended September 30,
	2009	2008	2007
CONTRACT REVENUES	$366,076	$340,934	$282,209

COST OF REVENUES	298,038	279,932	229,767

GENERAL AND ADMINISTRATIVE EXPENSES	22,853	22,432	17,342
RESEARCH AND DEVELOPMENT EXPENSES	8,990	6,656	7,035

IMPAIRMENT OF INTANGIBLE ASSETS	—	—	6,748

INCOME FROM OPERATIONS	36,195	31,914	21,317

INTEREST (EXPENSE) INCOME, NET	(14)	615	1,318

INCOME BEFORE INCOME TAXES	36,181	32,529	22,635
PROVISION FOR INCOME TAXES	12,490	12,256	7,933

NET INCOME	$23,691	$20,273	$14,702

EARNINGS PER SHARE (BASIC)	$1.09	$0.94	$0.66

EARNINGS PER SHARE (DILUTED)	$1.08	$0.92	$0.65

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	21,699,056	21,682,069	22,318,245

Diluted	22,004,024	22,086,981	22,767,826

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, exept share amounts)

	Common Stock					Total
	Number of	Common Stock	Additional Paid		Retained	Stockholders’
	Shares	Par Value	in Capital	Treasury Stock	Earnings	Equity
Balance, October 1, 2006	22,313,709	223	212,610	(534)	53,397	265,696
Net income	—	—	—	—	14,702	14,702
Shares issued upon exercise of stock options	214,450	2	1,027	—	—	1,029
Employee stock purchase plan	33,480	1	702	—	—	703
Stock-based compensation	—	—	2,149	—	—	2,149
Tax benefit on stock option exercises	—	—	550	—	—	550
Purchase of treasury stock	—	—	—	(9,993)	—	(9,993)

Balance, September 30, 2007	22,561,639	226	217,038	(10,527)	68,099	274,836
Net income	—	—	—	—	20,273	20,273
Shares issued upon exercise of stock options	188,061	2	1,020	—	—	1,022
Employee stock purchase plan	25,723	—	510	—	—	510
Stock-based compensation	—	—	3,307	—	—	3,307
Tax benefit on stock option exercises	—	—	474	—	—	474
Purchase of treasury stock	—	—	—	(7,898)	—	(7,898)
Adoption of FIN 48 - unrecognized tax benefit	—	—	—	—	(80)	(80)

Balance, September 30, 2008	22,775,423	228	222,349	(18,425)	88,292	292,444
Net income	—	—	—	—	23,691	23,691
Shares issued upon exercise of stock options	63,030	1	405	—	—	406
Restricted stock units vested	100,562	1	(1)	—	—	—
Employee stock purchase plan	26,937	—	503	—	—	503
Stock repurchase	—	—	—	(1,498)	—	(1,498)
Stock-based compensation	—	—	3,799	—	—	3,799
Tax benefit on stock option exercises and restricted stock	—	—	233	—	—	233

Balance, September 30, 2009	22,965,952	230	227,288	(19,923)	111,983	319,578

The accompanying notes are an integral part of these consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30,
	2009	2008	2007
Cash flows from operating activities
Net income	$23,691	$20,273	$14,702
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,470	8,150	7,561
Stock-based compensation	3,888	3,548	2,149
Claims resolution	640	—	—
Amortization of deferred costs	168	168	—
Deferred income tax benefit	(537)	(870)	(2,174)
Other non-cash charges	709	9	95
Impairment of intangible assets	—	—	6,748

Change in:
Accounts receivable	(12,157)	(9,234)	(8,714)
Inventory	(2,578)	(830)	1,323
Prepaids and other	145	89	(74)
Deferred project costs	1,116	(2,750)	4,935
Accounts payable and accrued expenses	2,828	4,777	1,766
Accrued salaries and related expenses	3,604	(2,616)	1,433
Deferred revenue	1,143	(8,810)	(1,441)
Income taxes	4,703	737	(475)
Deferred rent	(25)	(192)	(311)

Net cash provided by operating activities	35,808	12,449	27,523

Cash flows from investing activities
Acquisitions of property, equipment and software	(7,754)	(10,838)	(10,030)
Increases (decreases) in restricted cash and cash held in escrow	—	1,800	(1,800)
Purchases of investments	—	—	(72,700)
Sales of investments	—	—	87,500
Business acquisitions, net of cash acquired	—	(5,300)	(18,079)
Other activity	90	314	(391)

Net cash used in investing activities	(7,664)	(14,024)	(15,500)

Cash flows from financing activities
Tax benefit on stock option exercises	233	474	550
Proceeds from exercise of stock options	406	1,022	1,029
Proceeds from employee stock purchase plan exercises	503	510	703
Principal repayments on capital lease obligations	(60)	(118)	(45)
Purchase of treasury stock	(1,498)	(7,898)	(9,993)

Net cash used in financing activities	(416)	(6,010)	(7,756)

Net increase (decrease) in cash and cash equivalents	27,728	(7,585)	4,267
Cash and cash equivalents, beginning of year	15,380	22,965	18,698

Cash and cash equivalents, end of year	$43,108	$15,380	$22,965

Supplemental disclosure
Income taxes paid, net of refunds	(8,092)	(11,912)	(10,032)
Interest expense paid	(40)	(27)	(8)
Assets acquired under capital leases	—	—	55
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
     Consistent with defense industry practice, Argon ST classifies assets and liabilities related to long-term production contracts as current, even though some of these amounts are not expected to be realized in one year.
Revenue and Cost Recognition
     Contract revenue is accounted for in accordance with Financial Accounting Standards Board Accounting Standard Codification (“FASB ASC”) Topic 605-35-25, Revenue Recognition — Construction-Type and Production-Type Contracts — General. These contracts are transacted using written contractual arrangements, most of which require Argon ST to design, develop, manufacture and/or modify complex products, and perform related services according to specifications provided by the customer. Argon ST accounts for fixed-price contracts by using the percentage-of-completion method of accounting and for substantially all contracts, the cost-to-cost method is used to measure progress towards completion. Under this method, contract costs are charged to operations as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. Unexpected increases in the cost to develop or manufacture a product under a fixed-price contract, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors, are borne by Argon ST, could have a material adverse effect on Argon ST’s results of operations. Argon ST accounts for cost reimbursable contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying contractually agreed to fee rates to actual costs on an individual contract basis. Revenue under time and material contracts is based on hours incurred multiplied by approved loaded labor rates plus other direct costs incurred and allocated.
     The following table represents Argon ST’s revenue concentration by contract type:

	Fiscal Years Ended September 30,
	2009	2008	2007
Fixed-price contracts	54%	58%	60%
Cost reimbursable contracts	41%	38%	35%
Time and materials contracts	5%	4%	5%
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
     In certain circumstances, and based on correspondence with the end customer, management authorizes work to commence or to continue on a contract option, addition or amendment prior to the signing of formal modifications or amendments. We recognize revenue to the extent it is probable that the formal modifications or amendments will be finalized in a timely manner and that it is probable that the revenue recognized will be collected.
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
Research and Development
     Internally funded research and development expenses are expensed as incurred and are included in research and development expenses in the accompanying consolidated statement of earnings. In accordance with FASB ASC Topic 730 — Research and Development, such costs consist primarily of payroll, material, subcontractor and an allocation of overhead costs related to product development.
     Customer funded research and development expenses are charged directly to the related contract and are included in cost of revenues in the accompanying consolidated statement of earnings.
Indirect Rate Variance
     Argon ST applies overhead and general and administrative expenses as a percentage of direct contract costs based on annual budgeted indirect expense rates. To the extent actual expenses for an interim period are greater than the budgeted rates, the variance is deferred if management believes it is probable that the variance will be absorbed by future contract activity. This probability assessment includes projecting whether future indirect costs will be sufficiently less than the annual budgeted rates or can be absorbed by seeking increased billing rates applied on cost-plus-fee contracts. At the end of each interim reporting period, management assesses the recoverability of any amount deferred to determine if any portion should be charged to expense. In assessing the recoverability of variances deferred, management takes into consideration estimates of the amount of direct labor and other direct costs to be incurred in future interim periods, the feasibility of modifications for provisional billing rates, and the likelihood that an approved increase in provisional billing rates can be passed along to a customer. Variances are charged to expense in the periods in which it is determined that such amounts are not probable of recovery. At the end of the fiscal year, indirect rates are applied using actual costs incurred. In fiscal year 2009 and 2007, indirect rate variances were not material. Indirect rate variances of approximately $2,300 were applied against contracts in the fourth quarter of fiscal year 2008. The variance was primarily due to a reduced direct labor base from several anticipated contracts commencing later than expected as well as a higher than anticipated expenditure related to business development initiatives.

Reclassification
     Reclassification is made to the prior years’ financial statements when appropriate, to conform to the current year presentation.
Cash and Cash Equivalents
     Cash and cash equivalents include cash and short-term, highly liquid investments that are readily convertible into cash and have original maturities at the time of purchase of three months or less.
Accounts Receivable
     Argon ST reviews its receivables regularly to determine if there are any potentially uncollectible accounts. The majority of Argon ST’s receivables are from agencies of the U.S. Government, where there is minimal credit risk. We record allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. These allowances are recorded in the period a specific collection problem is identified. During the fiscal year ended September 30, 2008 no amounts were charged to bad debt expense. For fiscal years ended September 30, 2009 and 2007 the Company charged $172 and $95 to bad debt expense, respectively.
Inventories
     Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Inventories consist of the following at September 30:

	2009	2008
Raw Materials	$3,212	$2,920
Component parts, work in process	797	812
Finished component parts	2,303	410

	$6,313	$4,142
Reserve	(291)	(385)

Total	$6,021	$3,757

Deferred Project Costs
     Deferred project costs include approximately $2,296 and $3,412 of materials to which the Company has title but were not received as of September 30, 2009 and 2008, respectively and materials associated with specific contracts where the related costs have not yet been expensed for purposes of recognizing revenue.
Long-Lived Assets (Excluding Goodwill)
     The Company follows the provisions of FASB ASC topic 360-10-35, Impairment or Disposal of Long-Lived Assets in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization. The guidance requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Impairment losses are treated as permanent reductions in the carrying amount of the assets. During the year ended September 30, 2007, the Company recorded a $6,748 loss for the impairment of certain customer related intangible assets initially recorded at the time of the SDRC, ProDesign and IRIS acquisitions. See Note 3 — “Goodwill and Intangible Assets — Intangibles” below.

Goodwill
     Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, the Company tests for impairment at least annually, using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. During 2007, the Company operated as four reporting units, at which time, the fair value of each reporting unit was estimated using a combination of the income, or discounted cash flows approach and the market approach. During fiscal 2008 and 2009, due to a change in the Company’s structure and operations, the Company operated as a single reporting unit. The fair value of the reporting unit is estimated using a market capitalization approach. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company performed the test during the fourth quarter of fiscal years 2009, 2008 and 2007, respectively, and found no impairment to the carrying value of goodwill.
Intangibles
     Intangible assets consist of the value of customer related intangibles and developed technology acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives unless the pattern of usage of the benefits indicates an alternative method is more representative.
     The Company’s intangible assets as of September 30, 2009 were as follows:

Weighted
Average Life of
	Estimated	Remaining
	Economic Life	Value
Customer related	3.0 - 8.3 years	7.0 years
Developed technology	3 - 5 years	3.7 years
Total intangible assets		6.3 years
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
Stock-Based Compensation
     We issue stock options, restricted stock awards (“RSUs”) and stock appreciation rights (“SARs”) on an annual or selective basis to our directors and key employees. The fair value of the RSUs is computed using the closing price of the stock on the date of grant. The fair value of the stock options and the SARs is computed using a binomial option pricing model. Assumptions related to the volatility are based on an analysis of our historical volatility. The estimated fair value of each award is included in cost of revenues or general and administrative expenses on a straight-line basis using the entire award over the vesting period which an employee provides services in exchange for the award.
Fair Value Determination
     The Company uses a Binomial option pricing model, based on the Hull and White model. The Company will reconsider use of the Binomial model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.
     The Company has 10-year options. In calculating fair value, the following assumptions were used for option grants granted during the year ended September 30, 2009.
     Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price over a historical period consistent with the estimated life of the option, as being representative of the price volatility expected in the future. This volatility is comparable to the volatilities reported by companies within the Company’s peer group.
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
     Expected Term. The expected term used in the Binomial model is ten years, the contractual term of the options.
     Exercise Factor. The exercise factor is the ratio by which the stock price must increase from the exercise price before the employee is expected to exercise, as estimated by management.
     Post-vest Percentage. The post-vest percentage is the rate at which employees are likely to exercise their options earlier than usual as a result of their termination of employment, as estimated by management. Employees have 90 days and directors have 1 year to exercise their options upon termination of employment or resignation from the board. The post-vest percentages used in valuing options granted during the years ended September 30, 2009, 2008 and 2007 were 1.81%, 1.94% and 5.78%, respectively. For options granted to directors and certain individual awards, the post vest percentage was zero.
     The following chart provides the range of volatility, risk fee rates and exercise factors used to calculate fair value for options awarded during the years ended September 30, 2009, 2008 and 2007.

	2009	2008	2007
Volatility	41.3%	33.8% - 35.9%	33.7% - 34.0%
Risk free rate	1.3% - 1.6%	4.6% - 4.8%	4.4% - 4.6%
Exercise factor	1.3	1.2	1.6 - 1.8
     The Company issued stock appreciation rights (“SARs”) to certain employees in the year ended September 30, 2008. The Company has recorded the fair value of such awards as a long-term liability and will adjust such liability to its fair value at the end of each reporting period. The corresponding increase or decrease of the intrinsic value during each reporting period will be included in Costs of Revenues and General and Administrative expenses in the accompanying Condensed Consolidated Statements of Earnings. As of September 30, 2009 and 2008, the following assumptions were used in the calculation of fair value.

	2009	2008
Volatility	42.3%	36.8%
Risk free rate	2.3%	2.7%
Exercise factor	1.3	1.2

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
     Effective October 1, 2007, the Company adopted FASB ASC Topic 740-10-5 — Tax Positions. This guidance created a single model to address accounting for uncertainty in tax positions. It also clarified the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements, based solely on the technical merits of the position. For tax positions that are more likely than not of being sustained upon examination, the Company recognizes the single largest amount of the tax benefit that has a greater than 50% probability of being realized upon effective settlement in the financial statements. The Company continually evaluates its tax positions and adjusts such amounts in light of changes in tax laws, interpretations, new regulations and other facts and circumstances. FASB ASL Topic 740 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. As a result of the implementation on October 1, 2007, the Company recognized a $79 net increase to its reserve for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet.
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
     Gross unrecognized tax benefits were as follows:

As of October 1, 2007	$339
Additions and settlements	—

As of September 30, 2008	339
Additions and settlements	(339)

As of September 30, 2009	$—

     In June 2009, the Company recognized approximately $339 of tax benefits, exclusive of the reduction of interest and penalties, as the statute of limitations expired on an uncertain tax position.
     The Company’s accounting policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had approximately $79 accrued for interest and penalties, and approximately $31 of related state and Federal benefit recorded as of September 30, 2008. There were no such amounts accrued as of September 30, 2009.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments in determining the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, doubtful accounts receivable, goodwill and other intangible assets, and other contingent liabilities. The Company bases its estimates on historical experience and various other factors that are deemed reasonable at the time the estimates are made. Actual results may differ from estimates under different assumptions and conditions.

Subsequent Events
     The Company evaluated all events or transactions that occurred after September 30, 2009 up through December 1, 2009. During this period the Company did not have any significant subsequent events.
Operating Cycle
     In accordance with industry practice, Argon ST classifies all contract related assets and liabilities as current, as these amounts relate to long-term contracts which may have terms extending beyond one year but are expected to be realized during the normal operating cycle of the Company.
Recently Issued Accounting Pronouncements
     In February 2007, the FASB issued guidance on accounting for financial assets and liabilities at their fair values. This guidance permits entities to choose to measure certain financial instruments and other items at fair value. The fair value option generally may be applied instrument by instrument, is irrevocable, and is applied only to entire instruments and not to portions of instruments. The Company adopted this guidance on October 1, 2008. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
     In December 2007, the FASB issued an accounting standard, which amended the accounting for business combinations. This guidance establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interest, contingent consideration, and certain acquired contingencies. It also requires acquisition-related transaction expenses and restructuring cost be expensed as incurred rather than capitalized as a component of the business combination. In April 2009, the FASB issued further interpretations, which requires that pre-acquisition contingencies are recognized at their acquisition-date fair value if a fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, a contingency shall be recognized if it is probable that an asset existed or liability had been incurred at the acquisition date and the amount can be reasonably estimated. This guidance will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will have an impact on accounting for any business combinations occurring after our fiscal year ending September 30, 2009. The Company is currently assessing the impact, if any, of these statements on its consolidated financial position, results of operations, or cash flows.
     In April 2008, the FASB issued an amendment to its guidance determining the useful life of intangible assets which requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. This guidance is effective for fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of this guidance will have any material effect on its consolidated financial position, results of operations, or cash flows.
     During the first quarter of fiscal 2009, the Company adopted an amendment to the FASB ASC, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. The adoption of this amendment did not have a material effect on our consolidated financial position, results of operations, or cash flows. In February 2008, the FASB issued further amendments which delays the effective date of the fair value guidance to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of fiscal 2010. Although the Company will continue to evaluate the application of this guidance, management does not currently believe adoption will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

     In June 2009, the FASB issued an amendment which requires entities to provide more information about the sale of securitized financial assets and similar transactions in which the entity retains some risk related to the assets. This amendment is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption this amendment will have a material impact on its consolidated financial position, results of operations, or cash flows.
     In June 2009, the FASB issued an amendment, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This amendment is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption will have a material impact on its consolidated financial position, results of operations, or cash flows.
     In October 2009, the FASB revised the accounting guidance for revenue arrangements with multiple deliverables. The revision: (1) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (2) provides a hierarchy that entities must use to estimate the selling price, (3) eliminates the use of the residual method for allocation, and (4) expands the ongoing disclosure requirements. This guidance is effective for the Company beginning October 1, 2011 and can be applied prospectively or retrospectively. The Company is currently assessing the impact of the revised accounting guidance.
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

	2009	2008	2007
Net Income	$23,691	$20,273	$14,702

Weighted Average Shares Outstanding — Basic	21,699,056	21,682,069	22,318,245

Effect of Dilutive Securities:
Net Shares Issuable Upon Exercise of Stock Options	304,968	404,912	449,581

Weighted Average Shares Outstanding — Diluted	22,004,024	22,086,981	22,767,826

Basic Earnings per Share	$1.09	$0.94	$0.66

Diluted Earnings per Share	$1.08	$0.92	$0.65

     Stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS, because to do so would have been antidilutive, were 1,331,848, 819,600 and 802,945 for the years ended September 30, 2009, 2008 and 2007, respectively.
Note 2 — Acquisitions and Mergers
Year Ended September 30, 2007
Coherent Systems International, LLC
     Effective August 12, 2007, the Company acquired 100% of the equity of CSIC Holdings, LLC (“Coherent”), a single member limited liability corporation that was owned 100% by Coherent Systems International

Corp. in a transaction accounted for using the purchase method of accounting. Under applicable tax rules, this transaction is accounted for as an asset purchase. Subsequent to the closing, the Company changed the name of CSIC Holdings, LLC to Coherent Systems International, LLC (“Coherent”). Coherent is based in Doylestown, Pennsylvania and is primarily engaged in the deployment of advanced command and control solutions, precision targeting systems, mobile communication gateways, high-performance electronic warfare systems, and aircraft sensor solutions. The Company believes synergies with Coherent will provide customers significant additional opportunities to leverage complementary technologies, programs and products to improve tactical operations. The results of Coherent’s operations are included in the consolidated financial statements beginning August 12, 2007.
Note 3 — Goodwill and Intangible Assets
Goodwill
     Changes in the carrying amount of goodwill during the years ended September 30, 2009 and 2008 are summarized in the following table:

	September 30,
	2009	2008
Beginning balance	$173,948	$170,192
Contingent consideration earned and paid	—	5,000
Net asset adjustment to purchase price, net of adjustments to indemnification clause	—	(1,150)
Adjustments in the fair value of assets acquired and liabilities assumed	—	(94)

Ending Balance	$173,948	$173,948

     During fiscal year 2008, Coherent achieved minimum revenue and bookings earn-out targets for the period ended December 31, 2007, resulting in $3,000 of cash paid in the second quarter of fiscal 2008. Additionally, an agreement was reached between the Company and the prior owners of Coherent in which the original contingent payment for the period ending December 31, 2008 was settled for $2,000 of cash paid on June 30, 2008 and $3,200 million of cash that would have been paid contingent on the completion of $10,000 of bookings related to a certain program by the end of July 2009. The $2,000 payment was recorded as additional purchase price and included in goodwill in the accompanying consolidated balance sheets. The remaining $3,200 was not earned in 2009. In addition to cash paid and acquisition costs, the Company maintained $1,800 in a restricted cash account and recorded a $1,800 liability for the purposes of funding any liabilities existing prior to the purchase date related to employee and DCAA related matters. In fiscal 2008, the Company and the selling shareholders agreed to release $1,500 of the amount back to the Company and the remaining $300 was released to the selling shareholders.
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
Intangibles
     Intangible assets consist of the value of customer related intangibles and developed technology acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives unless the pattern of usage of the benefits indicates an alternative method is more representative. Argon ST amortized $1,309, $1,705 and $2,400 of intangible assets in fiscal year 2009, 2008 and 2007, respectively.
     At the times of the SDRC, ProDesign and IRIS acquisitions, the Company anticipated the award of certain specific revenue generating contracts and allocated a portion of the purchase price to such contracts as customer related intangible assets. In fiscal year 2007, the Company was not awarded all of the anticipated contracts and performed an impairment analysis. The fair value of the customer related intangible assets was estimated using the present value of the estimated future cash flows. In connection with this analysis, the Company recognized an impairment loss of $6,371 for the impairment of customer related intangible assets acquired from SDRC and a $377 impairment loss for the impairment of customer related intangible assets acquired from ProDesign and IRIS.
     Amortizable intangible assets were comprised of the following:

	September 30, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer related	$8,347	$5,965	$2,382
Developed technology	1,980	1,617	363

Total intangible assets	$10,327	$7,582	$2,745

	September 30, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer related	$8,347	$5,113	$3,234
Developed technology	1,980	1,159	821

Total intangible assets	$10,327	$6,272	$4,055

     Future expected amortization expense of intangible assets is as follows:

Year Ending September 30,	Amortization Expense
2010	1,154
2011	443
2012	383
2013	383
2014	382

Total	$2,745

Note 4 — Customer Concentrations of Credit and Other Business Risks
Customer Concentrations
     The following table identifies the source of Argon ST’s revenues by major market:

	Years Ended September 30,
	2009	2008	2007
U.S. Navy	49%	55%	61%
U.S. Army	13%	10%	11%
Other U.S. government agencies	18%	21%	22%
Foreign and other	20%	14%	6%

     Revenues for the U.S. military can also be categorized as direct purchases and subcontracts, where Argon ST is a supplier to another contractor. The following table distinguishes Argon ST’s revenue between these two categories:

	Years Ended September 30,
	2009	2008	2007
Direct Purchases	71%	76%	83%
Subcontracts	29%	24%	17%
Cash Balances
     The Company maintains cash balances at commercial banks in excess of Federal Deposit Insurance Corporation (FDIC) limit of $250. Argon ST had cash and cash equivalents held primarily by one commercial financial institution totaling $43,108 and $15,380 as of September 30, 2009 and 2008, respectively.
Note 5 — Accounts Receivable
     Accounts receivable consists of the following as of:

	September 30,
	2009	2008
Billed and billable	$46,070	$42,794
Unbilled costs and fees	64,779	54,838
Retainages	6,109	7,438
Reserves	(302)	(211)

	$116,656	$104,859

     Unbilled costs, fees, and retainages result from recognition of contract revenue in advance of contractual or progress billing terms.
     The cost reimbursable and time and material contract payments to Argon ST under government contracts are provisional payments that are subject to adjustment upon audit by the U.S. Defense Contract Audit Agency (“DCAA”) or other appropriate agencies of the U.S. Government. Historically, such audits have not resulted in any significant disallowed costs. When final determination and approval of the allowable rates have been made, receivables may be adjusted accordingly. Incurred cost audits for Argon ST have been completed by DCAA for periods through September 30, 2005. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet completed.
     Reserves are determined based on management’s best estimate of potentially uncollectible accounts receivable. Argon ST writes off accounts receivable when such amounts are determined to be uncollectible.

Note 6 — Property, Equipment and Software
     Property, equipment and software consist of the following as of:

	September 30,
	2009	2008
Computer, machinery and test equipment	$29,841	$27,549
Leasehold improvements	12,238	10,947
Computer software	5,575	4,926
Furniture and fixtures	1,514	1,726
Equipment under capital lease	337	337
Construction in process	11,813	10,478

	61,318	55,963
Less: Accumulated depreciation and amortization	(33,276)	(28,405)

	$28,042	$27,558

     Depreciation and amortization expense of property, equipment and software totaled $7,161, $6,445 and $5,161 for the years ended September 30, 2009, 2008 and 2007, respectively. Depreciation expense of $60, $125 and $45 for certain office equipment leased under capital lease agreements is included in depreciation expense for fiscal years 2009, 2008 and 2007, respectively. The net book value of assets under capital leases was $90 and $150 as of September 30, 2009 and September 30, 2008 respectively.
     As of September 30, 2009, the Company has capitalized $11,813 of construction in process primarily consisting of $11,295 of costs incurred directly associated with the construction of one asset to be used internally for test equipment, demonstration equipment and other purposes. The Company expects that this asset will be ready for its intended use and placed in service in the first quarter of fiscal year 2010.
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
     All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the Company’s earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the trailing 12 months, calculated as or the end of each fiscal quarter. For fiscal year ending September 30, 2009, EBITDA was 44,858. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of September 30, 2009, the Company was in compliance with these covenants and the financial ratio.
     At September 30, 2009, there were no borrowings outstanding against the line of credit. Letters of credit and debt consisting of capital lease obligations at September 30, 2009 amounted to $2,278, and $37,722 was available on the line of credit.
Note 8 — Stock-Based Benefit Plans
     The Argon ST 2008 Equity Incentive Plan was approved by the stockholders on February 26, 2008, and provides for the granting of incentive stock options, restricted stock, stock appreciation rights and performance awards to key employees and outside members of the Board of Directors. The Plan is administered by the

Compensation Committee of the Board of Directors. Options granted under the plan are awarded at the closing price of the stock as reported on the NASDAQ Global Select Market on the grant date. The maximum term of any option is ten years. Options may vest over a period of one to five years. Options granted under the Plan are not transferable, other than by will or the laws of descent and distribution. As of September 30, 2009, there were 1,675,872 options and 425,663 restricted shares outstanding under this plan.
Stock Compensation Expense
     Stock-based compensation, which includes compensation recognized on stock option grants, stock appreciation rights (“SARs”) and restricted stock awards was included in the following line items on the accompanying statement of earnings.

	Years Ended September 30,
	2009	2008	2007
Cost of revenues	$2,727	$2,537	$1,494
General and administrative expense	1,161	1,011	655

Total pre-tax stock-based compensation included in income from operations	3,888	3,548	2,149
Income tax benefit recognized for stock-based compensation	(1,057)	(782)	(388)

Total stock-based compensation expense, net of tax	$2,831	$2,766	$1,761

     As of September 30, 2009, there was $10,566 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be fully amortized in 5 years, with a weighted average remaining vesting period of 2.83 years.
Stock Option Activity
     During the fiscal year ended September 30, 2009, the Company granted stock options to purchase 167,000 shares of common stock at a weighted-average exercise price of $18.62 per share. The Binomial weighted-average fair value of the options granted during the year ended September 30, 2009 was $6.55 per share. All of these options vest at the rate of 20% per year over five years from the date of grant and expire ten years from the grant date. At September 30, 2009, the closing price of our common stock was $19.05 per share.

     The following table summarizes stock option activity for the year ended September 30, 2009:

				Aggregate Intrinsic
		Weighted-Average	Weighted-Average	Value
	Number of Shares	Exercise Price	Contractual Term	(in thousands)
Shares under option, September 30, 2008	1,623,967	$18.18
Options granted	167,000	$18.62
Options exercised	(63,030)	$6.43		$859
Options cancelled and expired	(52,065)	$23.44

Shares under option, September 30, 2009	1,675,872	$18.50	5.47	$7,417

Options vested at September 30, 2009	1,152,889	$17.01	4.65	$6,616
As of September 30, 2009, options that are vested and expected to vest prior to expiration	1,657,852	$18.42	5.45	$7,417

Shares reserved for equity awards at September 30, 2009	1,795,897
     The weighted average fair value of option grants awarded was $6.55, $7.06 and $9.66 in fiscal years 2009, 2008 and 2007, respectively. The intrinsic value of options exercised was $2,673 and $3,217 for fiscal years 2008 and 2007, respectively.
Information with respect to stock options outstanding and stock options exercisable at September 30, 2009 was as follows:

		Weighted-Average
		Remaining	Weighted-Average
Range of Exercise Price	Options Outstanding	Contractual Life	Exercise Price
$ 0.10 — $ 4.11	224,327	2.51 years	$2.78
$ 4.12 — $ 6.88	172,310	3.58 years	5.42
$ 6.89 — $20.40	491,900	5.77 years	16.60
$20.41 — $28.10	388,495	6.89 years	24.46
$28.11 — $34.92	398,840	6.18 years	29.53

	1,675,872

		Weighted-
		Average
		Remaining	Weighted-Average
Range of Exercise Price	Options Exercisable	Contractual Life	Exercise Price
$ 0.10 — $ 4.11	176,327	2.33 years	$2.42
$ 4.12 — $ 6.88	172,310	3.58 years	5.42
$ 6.89 — $20.40	329,900	4.07 years	15.60
$20.41 — $28.10	203,812	6.47 years	25.22
$28.11 — $34.92	270,540	6.18 years	29.41

	1,152,889

Stock Appreciation Rights Activity
     The Company awarded no SARs for the year ended September 30, 2009. During the year ended September 30, 2008, the Company awarded 156,000 SARs to its executive and director level employees. All awards are subject to a graded vesting schedule over 5 years and the awards will be settled in cash based on the intrinsic value of such awards on the date of vesting. Total compensation for SARs was $89 and $241 for the years ended September 30, 2009 and 2008, respectively. As of September 30, 2009, the liability and corresponding stock-based compensation expense attributable to these SARs was approximated $330.
Restricted Share Activity
     Restricted shares are those shares issued to the Company’s Board of Directors, senior management and other employees. The following table summarizes restricted shares activity for the year ended ended September 30, 2009:

	Number of	Weighted-Average Grant
	Shares	Date Fair Value
Unvested shares, October 1, 2007	59,950	$23.24
Awards granted	260,200	$21.71
Awards vested	(21,000)	$21.39
Awards forfeited	(7,175)	$22.89

Unvested shares, September 30, 2008	291,975	$22.01

Awards granted	249,350	$19.28
Awards vested	(100,562)	$22.35
Awards forfeited	(15,100)	$21.08

Unvested shares, September 30, 2009	425,663	$20.37

     Of the total stock-based compensation expense recognized, $2,413 and $1,574 was associated with restricted share grants in the years ended September 30, 2009 and 2008, respectively.
Employee Stock Purchase Plan
     The Company maintains an employee stock purchase plan (“ESPP”), as provided under the Argon ST 2008 Equity Incentive Plan. This plan is non-compensatory. The ESPP is available to all employees eligible on the start date of the semi-annual enrollment periods. Eligible employees may purchase the Company’s common stock through payroll deductions up to 10% of the employee’s compensation, at a price equal to 95% of the fair market value of the common stock on the date of purchase. For the years ended September 30, 2009, 2008 and 2007, employees purchased 26,937, 25,723 and 34,480 shares, respectively, under the ESPP.

Note 9 — Retirement Plans
     Argon ST has a 401(k) profit sharing plan covering employees who work at least 1,000 hours in each year and meet certain other eligibility requirements. Under the plan, the Company can match employee 401(k) salary deferrals up to a maximum of six percent of eligible compensation, as well as make a discretionary profit sharing contribution that are determined annually by the Company. For the years ended September 30, 2009, 2008 and 2007, the Company has not made a discretionary profit sharing contribution. In addition to the employer match to plan participants, the Company funds a fixed 3% safe harbor 401(k) contribution to all employees, whether they participate in the 401(k) plan or not. The 401(k) plan match and safe harbor 401(k) contributions were $7,796, $7,467 and $5,959 for the years ended September 30, 2009, 2008, and 2007, respectively.
Note 10 — Income Taxes
     The provisions for income taxes consist of the following:

	Years Ended September 30,
	2009	2008	2007
Current
Federal	$10,577	$10,846	$8,471
State	2,449	2,280	1,636

Total current	13,026	13,126	10,107
Deferred
Federal	$(348)	$(559)	$(1,664)
State	(189)	(311)	(510)

Total deferred	(537)	(870)	(2,174)

Income tax expense	$12,489	$12,256	$7,933

     The Company had no valuation allowances recorded for any of its deferred tax assets as of September 30, 2009 and 2008. The components of Argon ST’s net deferred tax asset (liability) is as follows:

	As of September 30,
	2009	2008
Total deferred tax assets	$6,017	$5,272
Total deferred tax liabilities	(2,822)	(2,638)

Net deferred tax asset	$3,195	$2,634

     The tax effect of temporary differences that give rise to the net deferred tax asset (liability) is as follows:

	As of September 30,
	2009	2008
Property, equipment and software	$(1,057)	$(1,064)
Accrued vacation	2,278	1,947
Deferred rent	560	570
Net operating losses and tax credits	164	619
Intangibles	(293)	(731)
Deferred compensation	156	117
Uncollectible accounts	118	83
Stock-based compensation	2,041	1,302
Other, net	(772)	(209)

Net deferred tax asset	$3,195	$2,634

     Based on its historical profitability, Argon ST has determined that there is not a need for a valuation allowance with respect to the utilization of net operating loss carry forward (“NOL”) or other deferred tax assets. As of September 30, 2009, the NOL carry forward amounted to $195. These NOLs were acquired in the acquisition of Daedalus Enterprises, Inc. (“Daedalus”) in 1998 and are subject to an annual Section 382 limitation. The NOLs acquired from Daedelus expire principally in 2010 through 2012.
     For the year ended September 30, 2009, the windfall tax benefit on stock options exercised and restricted stock units vested was $233 compared to $474 and $550 for the years ended September 30, 2008 and 2007.
     As of September 30, 2009, statute of limitations expired on the uncertain tax position the Company had recorded. Accordingly, the reserve was reversed including $89 of accrued interest, and reflected as a reduction to the federal tax provision for the year ended September 2009. After reviewing our income tax position as of September 30, 2009, the Company finds no basis to recognize any additional income tax reserves.
     Reconciliation between Argon ST’s statutory tax rate and the effective tax rate is as follows:

	Years Ended September 30,
	2009	2008	2007
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.0	4.1	3.4
Stock-based compensation	1.1	1.6	1.7
Tax exempt interest	—	(0.1)	(1.5)
Qualified manufacturing activity deduction	(1.8)	(2.1)	(1.1)
Research and development credit	(1.7)	(0.5)	(1.2)
Under (over) accrual of prior year taxes	(2.3)	(0.5)	(1.5)
Other	.2	0.2	0.2

	34.5%	37.7%	35.0%

     Argon ST’s Pennsylvania production facility is located within the Keystone Opportunity Zone which provides an exemption from state and local taxes through 2013. For fiscal year 2009, 2008 and 2007, this exemption reduced state taxes by approximately $245, $157, and $290, respectively, or a reduction to the effective tax rate of 0.4%, 0.3%, and 1.3%, respectively.
Note 11 — Leases, Commitments and Contingencies
Leases
     Argon ST leases office facilities and equipment under operating lease agreements. Some of the office facilities leases have renewal options. Rental payments on certain of the leases are subject to annual increases based on a three percent escalation factor and increases in the lessor’s operating expenses. For those leases that require fixed rental escalations during their lease terms, rent expense is recognized on a straight-line basis resulting in deferred rent of $1,434 and $1,459 at September 30, 2009 and 2008, respectively. The liability will be satisfied through future rental payments. Rent expense amounted to $9,112, $8,637, and $7,846 for the years ended September 30, 2009, 2008 and 2007, respectively. The Company also leases certain office equipment under capital lease agreements.

     Following is a schedule of future minimum lease payments due under the operating lease agreements:

Operating Leases
Future Minimum
Year Ending September 30,	Payments
2010	$7,693
2011	6,902
2012	6,630
2013	6,516
2014	5,860
Thereafter	2,268

Total	$35,869

     Following is a schedule of future minimum lease payments due under the capital lease obligations:

Capital Leases
Future
Minimum
Year Ending September 30,	Payments
2010	$33
2011	14

Total	$47
Less amount representing interest	(7)

Present value of future lease payments	$40

Legal matters
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
Note 12 — Fair Value of Financial Instruments
     The company adopted the disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, which clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements.
     The valuation techniques required by this guidance are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:
Level 1 — Quoted prices for identical instruments in active markets.
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 — Significant inputs to the valuation model are unobservable.

     Argon ST’s financial instruments primarily include liabilities for SARs issued to employees. These liabilities are valued using Level Two inputs as the valuation is based on a model-derived valuation. The assumptions used to value these instruments are more fully disclosed in Note 1.
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
     In December 2008, the Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of our common stock. As of September 30, 2009, Argon repurchased 92,832 shares under the plan for an aggregate purchase price of approximately $1,498.
Note 14 — Segment Reporting
     Argon ST has reviewed its business operations and determined that the Company operates in a single homogeneous business segment. Financial information is reviewed and evaluated by the chief operating decision maker on a consolidated basis relating to the single business segment. Technology critical to many of our programs and engineering resources are centrally controlled and used in programs across the Company. The Company sells similar products and services that exhibit similar economic characteristics to similar classes of customers, primarily the U.S. government. Revenue is internally reviewed monthly by management on an individual contract by contract basis as a single business segment.

Note 15 — Quarterly Financial Information (Unaudited)
     Argon ST maintains a September 30 fiscal year-end for annual financial reporting purposes. Argon ST presents its interim periods ending on the Sunday nearest the end of the month for each quarter consistent with labor and billing cycles. As a result, each quarter of a fiscal year may contain more days than other quarters of that year or other quarters of other fiscal years. Management does not believe that this practice has a material effect on quarterly results or upon the comparability of those results. The following tables contain selected unaudited consolidated statement of earnings data for each quarter of fiscal years 2009 and 2008.

	2009				2008
	December 28,	March 29,	June 28,	September 30,	December 30,	March 30,	June 29,	September 30,
	2008	2009	2009	2009	2007	2008	2008	2008
	(unaudited)				(unaudited)
	(In thousands, except per share data)				(In thousands, except per share data)
Contract revenues	$84,026	$95,572	$91,005	$95,473	$74,266	$88,449	$83,165	$95,054
Direct and allocable contract costs	76,406	86,189	81,473	85,813	67,494	79,486	75,327	86,713

Income from Operations	7,620	9,383	9,532	9,660	6,772	8,963	7,838	8,341
Other Income (Expense), Net	(14)	(11)	5	6	120	35	444	16

Income before Income Taxes	7,606	9,372	9,537	9,666	6,892	8,998	8,282	8,357
Provision for Income Taxes	2,417	3,556	2,945	3,572	2,609	3,492	3,103	3,052

Net Income	$5,189	$5,816	$6,592	$6,094	$4,283	$5,506	$5,179	$5,305

Earnings Per Share
Basic	$0.24	$0.27	$0.30	$0.28	$0.20	$0.25	$0.24	$0.25

Diluted	$0.24	$0.26	$0.30	$0.28	$0.19	$0.25	$0.24	$0.24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2009. Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm on page 50 of this annual report on Form 10-K.
Change in Internal Controls
     During the fourth quarter of fiscal year 2009, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement for our annual meeting of stockholders to be filed not later than 120 days after September 30, 2009, with the Securities and Exchange Commission pursuant to Regulation 14A (the “Proxy Statement”). Certain information relating to our executive officers appears on page 31 of this Form 10-K Annual Report.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements Schedules
All of the financial statement schedules to be filed as part of the Annual report on Form 10-K are included in Item 8.
Exhibits

Exhibit
Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of June 7, 2004, by and between Sensytech, Inc. and Argon Engineering Associates, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 filed on July 16, 2004, Registration Statement No. 333-117430)
2.2	Agreement and Plan of Merger, Dated as of June 9, 2006, by and among Argon ST, Inc., Argon ST Merger Sub, Inc., San Diego Research Center, Incorporated, Lindsay McClure, Thomas Seay and Harry B. Lee, Trustee of the HBL and BVL Trust (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 14, 2006)
2.3	Equity Purchase Agreement by and among Argon ST, Inc., CSIC Holdings LLC, Coherent Systems International, Corp., the Stockholders of Coherent Systems International, Corp. and Richard S. Ianieri, as Seller Representative (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed August 16, 2007)
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-98757) filed on August 26, 2002)
3.1.1	Amendment, dated September 28, 2004, to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K filed October 5, 2004 covering Items 2.01, 5.01, 5.02, 8.01 and 9.01 of Form 8-K).
3.1.2	Amendment, dated March 15, 2005 to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 5, 2005, filed May 11, 2005)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-k, filed May 12, 2008)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-128211) filed on September 9, 2005)
10.1	Second Amended and Restated Line of Credit Agreement with Bank of America (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-98757) filed on August 27, 2002)
10.1.1	Sixth Amendment to Second Amended and Restated Financing and Security Agreement, dated as of February 28, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 6, 2006)
10.2+	Argon ST, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for its 2006 annual meeting of stockholders, filed January 27, 2006)
10.2.1	Form of Stock Option Agreement under Argon ST 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed December 14, 2005)

Exhibit
Number	Description of Exhibit
10.3+	Argon Engineering Associates, Inc. Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed December 14, 2004)

10.4	2008 Argon Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A for its 2008 Annual Meeting of Stockholders, filed January 25, 2008)

10.5.1+	Change in Control Agreement — between the Company and Terry Collins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 22, 2009)

10.5.2+	Change in Control Agreement — between the Company and Kerry Rowe (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 22, 2009)

10.5.3+	Change in Control Agreement — between the Company and Aaron Daniels (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 22, 2009)

21.1*	Subsidiaries of the Company

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

32.1**	Certification pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act and Section 1350 of Chapter 63 of Title 8 of the United States Code

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGON ST, INC. (Registrant)
By:	/s/ Terry L. Collins
Terry L. Collins, Ph.D. Chairman and Chief Executive Officer

Date: December 4, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Terry L. Collins	Chairman and Chief Executive Officer
Terry L. Collins	(Principal Executive Officer)
Date: December 4, 2009

/s/ Aaron N. Daniels	Vice President, Chief Financial Officer and Treasurer
Aaron N. Daniels	(Principal Financial and Accounting Officer)
Date: December 4, 2009

/s/ S. Kent Rockwell	Vice Chairman and Director
S. Kent Rockwell
Date: December 4, 2009

/s/ Victor F. Sellier	Director
Victor F. Sellier
Date: December 4, 2009

/s/ Thomas E. Murdock	Director
Thomas E. Murdock
Date: December 4, 2009

/s/ David C. Karlgaard	Director
David C. Karlgaard
Date: December 4, 2009

/s/ Peter A. Marino	Director
Peter A. Marino
Date: December 4, 2009

/s/ Robert McCashin	Director
Robert McCashin
Date: December 4, 2009

/s/ John Irvin	Director
John Irvin
Date: December 4, 2009

/s/ Lloyd A. Semple	Director
Lloyd A. Semple
Date: December 4, 2009

/s/ Maureen Baginski	Director
Maureen Baginski
Date: December 4, 2009

/s/ Delores M. Etter	Director
Delores M. Etter
Date: December 4, 2009