Form 10-Q
period 2010-01-03
ARGON ST, Inc.
filed 2010-02-04
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended January 3, 2010
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
Yes ☐     No ☑
     As of January 22, 2010, there were 21,854,242 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

ARGON ST, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE THREE MONTHS ENDED JANUARY 3, 2010

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	January 3, 2010	September 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,463	$43,108
Accounts receivable, net	135,907	116,656
Inventory, net	5,366	6,021
Deferred project costs	1,094	2,296
Deferred income tax asset	5,218	5,137
Prepaids and other	1,407	1,499

TOTAL CURRENT ASSETS	174,455	174,717
Property, equipment and software, net	27,118	28,042
Goodwill	173,948	173,948
Intangibles, net	2,652	2,745
Other assets	554	573

TOTAL ASSETS	$378,727	$380,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$22,311	$32,526
Accrued salaries and related expenses	12,977	13,887
Deferred revenue	12,072	5,504
Income taxes payable	2,320	4,784
Other current liabilities	147	155

TOTAL CURRENT LIABILITIES	49,827	56,856
Deferred income tax liability, long-term	1,755	1,942
Other long-term liabilities	1,807	1,649
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock:
$.01 Par Value, 100,000,000 shares authorized, 23,051,964 and 22,965,952 shares issued at January 3, 2010 and September 30, 2009	231	230
Additional paid in capital	228,429	227,288
Treasury stock at cost, 1,219,077 shares at January 3, 2010 and September 30, 2009	(19,923)	(19,923)
Retained earnings	116,601	111,983

TOTAL STOCKHOLDERS’ EQUITY	325,338	319,578

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$378,727	$380,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended
	January 3, 2010	December 28, 2008
CONTRACT REVENUES	$73,187	$84,026

COST OF REVENUES	58,967	68,846

GENERAL AND ADMINISTRATIVE EXPENSES	4,405	5,788

RESEARCH AND DEVELOPMENT EXPENSES	2,357	1,772

INCOME FROM OPERATIONS	7,458	7,620

INTEREST INCOME (EXPENSE), NET	—	(14)

INCOME BEFORE INCOME TAXES	7,458	7,606
PROVISION FOR INCOME TAXES	2,840	2,417

NET INCOME	$4,618	$5,189

EARNINGS PER SHARE (Basic)	$0.21	$0.24

EARNINGS PER SHARE (Diluted)	$0.21	$0.24

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	21,769,861	21,667,861

Diluted	22,083,245	21,997,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	For the Three Months Ended
	January 3, 2010	December 28, 2008
Cash flows from operating activities
Net income	$4,618	$5,189
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,254	2,003
Amortization of deferred costs	42	42
Deferred income tax benefit	(275)	(75)
Stock-based compensation	1,416	809
Change in:
Accounts receivable, net	(19,176)	(22,437)
Inventory	655	(92)
Prepaids and other	1,294	976
Accounts payable and accrued expenses	(10,065)	(3,889)
Accrued salaries and related expenses	(910)	2,767
Deferred revenue	6,568	3,130
Income taxes	(2,457)	2,311
Other liabilities	(60)	(158)

Net cash used in operating activities	(16,096)	(9,424)

Cash flows from investing activities
Acquisitions of property, equipment and software	(1,179)	(2,445)
Other activity	(231)	4

Net cash used in investing activities	(1,410)	(2,441)

Cash flows from financing activities
Payments on capital leases	(8)	(15)
Tax benefit of stock option exercises	31	67
Proceeds from exercise of stock options	38	80
Restricted shares reacquired in net share issuance	(200)	—

Net cash provided by (used in) financing activities	(139)	132

Net decrease in cash and cash equivalents	(17,645)	(11,733)
Cash and cash equivalents, beginning of period	43,108	15,380

Cash and cash equivalents, end of period	$25,463	$3,647

Supplemental disclosure
Income taxes paid	$5,542	$92

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, exact share data)

						Total
	Common Stock	Common Stock	Additional Paid in		Retained	Stockholders’
	Number of Shares	Par Value	Capital	Treasury Stock	Earnings	Equity
Balance, September 30, 2009	22,965,952	$230	$227,288	$(19,923)	$111,983	$319,578
Net income	—	—	—	—	4,618	4,618
Shares issued upon exercise of stock options	11,240	—	38	—	—	38
Restricted stock units vested	74,772	1	(201)	—	—	(200)
Stock-based compensation	—	—	1,273	—	—	1,273
Tax benefit on stock option exercises	—	—	31	—	—	31

Balance, January 3, 2010	23,051,964	$231	$228,429	$(19,923)	$116,601	$325,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
     1. BASIS OF PRESENTATION
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. Operating results for the three month period ended January 3, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in Argon ST, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. Reclassifications are made to the prior year financial statements when appropriate, to conform to the current year presentation.
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
          Argon ST’s accounting policy for recording indirect rate variances is based on management’s belief that variances accumulated during interim reporting periods will be absorbed by management actions to control costs during the remainder of the year. The Company considers the rate variance to be unfavorable when the actual indirect rates are greater than the Company’s annual targeted rates. During interim reporting periods, unfavorable rate variances are recorded as reductions to operating expenses and increases to unbilled receivables. Favorable rate variances are recorded as increases to operating expenses and decreases to unbilled receivables. At January 3, 2010, the unfavorable rate variance totaled $4,611, which was approximately $774 more than the $3,837 unfavorable rate variance planned for the period. If the Company anticipates that actual contract activities will be different than planned levels, there are alternatives the Company can utilize to absorb the variance: the Company can adjust planned indirect spending during the year, modify its billing rates to its customers, or record adjustments to expense for the portion of rate variance that is considered permanent, if any. Management expects the variance to be eliminated over the course of the fiscal year and therefore, no portion of the variance is considered permanent.
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

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
     2. EARNINGS PER SHARE
          Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. The following summary is presented for the three months ended January 3, 2010 and December 28, 2008:

	For the three months ended
	January 3, 2010	December 28, 2008
Net income	$4,618	$5,189
Weighted average shares outstanding — basic	21,769,861	21,667,861

Basic earnings per share	$0.21	$0.24
Effect of dilutive securities:
Net shares issuable upon exercise of stock options and awards	313,385	329,564
Weighted average shares outstanding — diluted	22,083,245	21,997,425
Diluted earnings per share	$0.21	$0.24
          Stock options and awards that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS, because to do so would have been antidilutive, were 1,393,901 for the three months ended January 3, 2010, and were 983,785 for the three months ended December 28, 2008.
     3. STOCK-BASED COMPENSATION
          The Company issues stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) on an annual or selective basis to our directors and key employees. The fair value of the RSUs is computed using the closing price of the stock on the date of grant. The fair value of the stock options and the SARs is computed using a binomial option pricing model. Assumptions related to the volatility are based on an analysis of our historical volatility. The estimated fair value of each award is included in cost of revenues or general and administrative expenses over the vesting period during which an employee provides services in exchange for the award.
          Stock-based compensation, which includes compensation recognized on stock option grants and restricted stock awards, has been included in the following line items in the accompanying condensed consolidated statements of earnings.

	For the three months ended
	January 3,	December 28,
	2010	2008
Cost of revenues	$1,054	$578
General and administrative expense	362	231

Total pre-tax stock-based compensation included in income from operations	1,416	809
Income tax expense (benefit) recognized for stock- based compensation	(387)	(219)

Total stock-based compensation expense, net of tax	$1,029	$590

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
          As of January 3, 2010, there was $13,270 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is to be fully amortized in 5 years, with the weighted average remaining vesting period being 3.17 years.
Stock Option Activity
          The following table summarizes stock option activity for the three months ended January 3, 2010. On December 31, 2009, the closing price of our common stock was $21.71.

			Weighted-Average
		Weighted-Average	Remaining	Aggregate Intrinsic
	Number of Shares	Exercise Price	Contractual Term	Value
Shares under option, September 30, 2009	1,675,872	$18.50
Options granted	155,500	21.23
Options exercised	(11,240)	3.35		$190
Options cancelled and expired	(7,150)	27.11

Shares under option, January 3, 2010	1,812,982	18.79	5.62	$9,481

Options vested at January 3, 2010	1,259,460	17.51	4.58	$8,554

As of January 3, 2010, options that are vested and expected to vest prior to expiration	1,799,060	$18.74	5.61	$9,481
Restricted Share Activity
          Restricted share awards are those shares issued to the Company’s Board of Directors, senior management and other employees. The following table summarizes restricted share award activity for the three months ended January 3, 2010:

		Weighted-Average
		Grant Date Fair
	Number of Shares	Value
Unvested shares, September 30, 2009	425,663	$20.37
Award shares granted	148,250	21.09
Award shares vested	(74,772)	18.33
Award shares surrendered for taxes	(9,487)	18.33
Award shares forfeited	(1,900)	24.66

Unvested shares, January 3, 2010	487,754	$20.92

          The Company awarded a total of 40,000 shares to its ten non-employee board members on December 14, 2009. The stock will vest one year after the award date. The grant date market price of these awards is $21.09 per share and amortization of such fair value is included in General and Administrative expenses in the accompanying Condensed Consolidated Statements of Earnings.
          The Company awarded a total of 108,250 restricted shares to its executive, senior management and other employees on December 14, 2009. All awards vest on a graded five-year schedule. The weighted average grant date market price of these awards is $21.09 per share and the amortization of such fair value is included in Costs of Revenues and General and Administrative expenses in the accompanying Condensed Consolidated Statements of Earnings.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
     4. ACCOUNTS RECEIVABLE
          Accounts receivable consist of the following as of:

	January 3,	September 30,
	2010	2009
Billed and billable	$44,556	$46,070
Unbilled costs and fees	80,389	64,779
Unfavorable indirect rate variance	4,611	—
Retainages	6,591	6,109
Reserve	(240)	(302)

Accounts receivable, net	$135,907	$116,656

          The unbilled costs, fees, and retainages result from recognition of contract revenue in advance of contractual or progress billing terms. Retainages include costs and fees on cost-reimbursable and time and material contracts withheld until audits are completed by Defense Contract Audit Agency (“DCAA”) and costs and fees withheld on progress payments on fixed price contracts. Reserves are determined based on management’s best estimate of potentially uncollectible accounts receivable. The company writes off accounts receivable when such amounts are determined to be uncollectible.
     5. INVENTORY
          Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Inventories consist of the following at the dates shown below:

	January 3,	September 30,
	2010	2009
Raw Materials	$2,329	$3,212
Component parts, work in process	987	797
Finished component parts	2,341	2,303

	5,657	$6,313
Reserve	(291)	(291)

Inventory, net	$5,366	$6,021

     6. PROPERTY, EQUIPMENT AND SOFTWARE
          Property, equipment and software consist of the following as of:

	January 3,	September 30,
	2010	2009
Computer, machinery and test equipment	$37,049	$29,841
Leasehold improvements	12,318	12,238
Computer software	5,516	5,575
Furniture and fixtures	1,517	1,514
Equipment under capital lease	337	337
Construction in progress	5,301	11,813

	62,038	61,318
Less accumulated depreciation and amortization	(34,920)	(33,276)

	$27,118	$28,042

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
          As of January 3, 2010, the Company has capitalized $5,301 of construction in progress primarily consisting of $4,405 of costs incurred in connection with the construction of one asset to be used internally for test equipment, demonstration equipment and other purposes. The Company expects to place this asset into service during fiscal year 2010.
     7. REVOLVING LINE OF CREDIT
          Through January 3, 2010, the Company maintained a $40,000 line of credit with Bank of America, N.A. (the “Lender”), which was renewed on January 25, 2010, with substantially the same terms and conditions existing prior to the renewal. The credit facility will terminate no later than February 28, 2012. The credit facility contains a sublimit of $15,000 to cover letters of credit. In addition, borrowings on the line of credit bear interest at LIBOR plus 175 basis points. An unused commitment fee of 0.25% per annum, payable in arrears, is also required.
          All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the product of 1.5 and the Company’s earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the trailing 12 months, calculated as of the end of each fiscal quarter. For the fiscal quarter ending January 3, 2010, EBITDA, on a trailing 12 month basis, was $44,941, and as such, the borrowing availability was $40,000. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of January 3, 2010, the Company was in compliance with these covenants and the financial ratio.
          On January 3, 2010, there were no borrowings outstanding against the line of credit. Letters of credit and debt consisting of capital lease obligations at January 3, 2010, amounted to $2,238, and $37,762 was available on the line of credit.
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
          With respect to income tax uncertainties, based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits on January 3, 2010, is not material to the results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits on January 3, 2010, if recognized, would not have a material impact on the effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the results of operations, financial condition or cash flows.
          The Company’s accounting policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrued interest and penalties as of January 3, 2010.
     9. FAIR VALUE OF FINANCIAL INSTRUMENTS
          Our financial instruments include cash and cash equivalents and SARs. We do not have any significant non-financial assets and liabilities measured at fair value on January 3, 2010. The valuation techniques required by the Financial Accounting Standards Board Accounting Standard Codification (“FASB ASC”) Topic 820, Fair Value Measurements and Disclosures, are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

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
          Our SAR liabilities are valued using Level Two inputs as the valuation is based on a model-derived valuation. The liability at January 3, 2010 was $473.
     10. COMMITMENTS AND CONTINGENCIES
          The Company is subject to litigation from time to time, in the ordinary course of business including, but not limited to, allegations of wrongful termination or discrimination. The Company believes the outcome of such matters will not have a material adverse effect on our results of operations, financial position or cash flows.
     11. RELATED PARTY TRANSACTIONS
          On September 30, 2009, in the ordinary course of the Company’s business operations, the Company was awarded a $475 contract to develop a technology related to global positioning for Strata Products Worldwide, LLC (“Strata”). Strata designs and manufactures emergency refuge chambers and innovative underground mining roof support products and provides mine construction services to underground mining operations. S. Kent Rockwell, a member of our Board of Directors, owns approximately 57 percent of the voting interests of Strata. The Company’s expected profit on the program is consistent with similar business arrangements that the Company maintains with its other customers. As of January 3, 2010, the Company has recognized $215 in revenue related to the work awarded under this contract.
     12. SUBSEQUENT EVENTS
          The Company evaluated all events or transactions that occurred after January 3, 2010 up through the issuance of these financial statements. During this period the Company did not have any significant subsequent events, other than the renewal of its line of credit as discussed in Note 7.
     13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
          In June 2009, the FASB issued an amendment which requires entities to provide more information about the sale of securitized financial assets and similar transactions in which the entity retains some risk related to the assets. This amendment is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of this amendment will have a material impact on its consolidated financial position, results of operations, or cash flows.
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
          In October 2009, the FASB revised the accounting guidance for revenue arrangements with multiple deliverables. The revision: (1) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (2) provides a hierarchy that entities must use to estimate the selling

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
price, (3) eliminates the use of the residual method for allocation, and (4) expands the ongoing disclosure requirements. This guidance is effective for the Company beginning October 1, 2010 and can be applied prospectively or retrospectively. The Company does not believe the adoption will have a material impact on its consolidated financial position, results of operations, or cash flows.

          ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and accompanying notes as well as our annual report on Form 10-K for the fiscal year ended September 30, 2009.
Forward-looking Statements
          Statements in this filing which are not historical facts are forward-looking statements under the provision of the Private Securities Litigation Reform Act of 1995. These statements may contain words such as “expects”, “could”, “believes”, “estimates”, “intends”, “may”, “envisions”, “targets” or other similar words. Forward-looking statements are not guarantees of future performance and are based upon numerous assumptions about future conditions that could prove not to be accurate. Forward-looking statements are subject to numerous risks and uncertainties, and our actual results could differ materially as a result of such risks and other factors. In addition to those risks and uncertainties specifically mentioned in this report and in the other reports filed by the Company with the Securities and Exchange Commission (including our Form 10-K for the fiscal year ended September 30, 2009), such risks and uncertainties include, but are not limited to: the availability of U.S. and international government and commercial funding for our products and services, including total estimated remaining contract values and the U.S. government’s procurement activities related thereto; changes in the U.S. federal government procurement laws, regulations, policies and budgets (including changes to respond to budgetary constraints and cost-cutting initiatives as well as changes increasing internal costs for monitoring, audit and reporting activity); changes in appropriations types and amounts due to the expenditures priorities in Washington; the future impact of any acquisitions, reorganizations or divestitures we may make; the government’s ability to hire and retain contracting personnel; the number and type of contracts and task orders awarded to us; the exercise by the U.S. government of options to extend our contracts; our ability to retain contracts during any rebidding process; decisions by government agencies on the methods of seeking contractor support; the timing of Congressional funding on our contracts; any delay or termination of our contracts and programs; difficulties in developing and producing operationally advanced technology systems; our ability to secure business with government prime contractors; our ability to maintain adequate and unbroken supplier performance; the timing and customer acceptance of contract deliverables; our ability to attract and retain qualified personnel, including technical personnel and personnel with required security clearances; charges from any future impairment reviews; the competitive environment for defense and intelligence information technology products and services; the ability, because of the global economy and issues in the banking industry, to secure financing when and if needed; the financial health and business plans of our commercial customers; general economic, business and political conditions domestically and internationally; and other factors affecting our business that are beyond our control. All of the forward-looking statements should be considered in light of these factors. You should not put undue reliance on any forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect new information, future events or otherwise.
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
          As a result of recent shifts in governmental budgets and priorities over the last two years, we have continually reviewed our technology and capability offerings. We continue to believe that the U.S. government will retain prioritization of the focus on C5ISR spending as sources of threat have increased in both quantity and complixity.

However, during fiscal year 2009 and continuing to impact our business in the early parts of 2010, we have seen delays in the government procurement and contract administration cycles, which has resulted in lower than anticipated bookings. We continue to see opportunities across a broad spectrum of our technology and capability offerings.
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
          Time and material contracts are based on hours worked, multiplied by pre-negotiated labor rates, plus other costs incurred, allocated and approved.
          The following table represents our revenue concentration by contract type for the three months ended January 3, 2010 and December 28, 2008:

	Three Months Ended
Contract Type	January 3, 2010	December 28, 2008
Fixed-price contracts	53%	57%

Cost reimbursable contracts	44%	39%

Time and material contracts	3%	4%
          Our primary business model is to capture the full life cycle of a system beginning with concept development and progressing through development, production and end of cycle support and logistics. Additional cycles developing and producing next generation systems are sought to provide multi-year and multi-decade opportunities. Early cycle programs are typically cost-type contracts carrying lower margins while production cycle programs are typically fixed-price type contracts carrying higher margins. End of cycle programs can be of a variety of contract types. Through our business model, we optimize the long-term growth of the company by leveraging long-term relationships into multiple cycles each carrying higher margin production cycles. As such, much of our current production work has been derived from programs for which we have performed the initial development work. With the current higher cost-type contract mix, we are continuing to lay the groundwork for future low-rate and high-rate production orders and future generation development and production cycles. Cost-reimbursable mix has increased as a percentage of total revenue over the past few years, primarily as a result of our continued work on certain large and long-run development programs, including Ships Signal Exploitation Equipment (“SSEE”) Increment F, Operational Test-Tactical Engagement System (“OT-TES”) and Common Range Integrated Instrumentation System (“CRIIS”), and the mix of contracts acquired in recent business combinations.

In all three of these programs we have either completed or are near completion of the test and integration phases. We believe we will receive production orders during the coming fiscal years. These production orders could cause a significant impact to our mix of contract types and may result in larger percentages of more desirable and potentially higher margin fixed price work although the capture of new development work on cost-type contracts may keep our mix closer to current levels and provide opportunity for future production contracts. Further, and as specific to the decrease in fixed price work in fiscal 2010, the ORBCOMM Generation Two Payload (“OG2”) development which is a fixed price contract entered the final testing phases in late 2009 and early 2010. During these final testing phases, the level of effort of both labor and materials are much less than the large level of efforts needed during the development work which continued in the first quarter of fiscal year 2009. We believe the maturing of the fixed price work on OG2 will be replaced with newer fixed price work during fiscal 2010, such as our production of multiple ground surveillance systems.
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
Our backlog at the dates shown was as follows (in thousands):

	January 3,	September 30,
	2010	2009
Funded	$117,687	$137,947
Unfunded	91,796	95,413

Total	$209,483	$233,360

          During 2009 and continuing in the early part of fiscal 2010, we have experienced delays in the government procurement process, which has resulted in lower than anticipated bookings. We do not believe that this represents an indication of any long-term impact to our programs, but rather is due to changes in the administrative process of getting programs through the bid to final contract stages.

Cost of Revenues
          Cost of revenues consist of direct costs incurred on contracts such as labor, materials, travel, subcontracts and other direct costs and indirect costs associated with overhead expenses such as facilities, fringe benefits and other costs that are not directly related to the execution of a specific contract. We plan our spending of indirect costs on an annual basis and on cost reimbursable contracts, we receive government approval to bill those costs as a percentage of our direct labor, other direct costs and direct materials as we execute our contracts. The U.S. government approves the planned indirect rates as provisional billing rates near the beginning of each fiscal year.
General and Administrative Expenses
          Our general and administrative expenses include administrative salaries, costs related to proposal activities and other administrative costs.
Research and Development
          We conduct internally funded research and development into complex signal processing, system and software architectures, and other technologies that are important to continued advancement of our systems and are of interest to our current and prospective customers. The variance from year to year in internal research and development is caused by the status of our product cycles and the level of complementary U.S. government funded research and development. For the three months ended January 3, 2010, internally funded research and development expenditures were $2.4 million, representing approximately 3% of revenues in the period. For the three months ended December 28, 2008, internally funded research and development expenditures were $1.8 million, representing 2% of revenues in the period.
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
Revenue and Cost Recognition
          General
The majority of our contracts, which are with the U.S. government, are accounted for in accordance with the Financial Accounting Standards Board Accounting Standard Codification (“FASB ASC”) Topic 605-35-25, Revenue Recognition – Construction-Type and Production-Type Contracts – General. These contracts are transacted using written contractual arrangements, most of which require us to design, develop, manufacture and/or modify complex products and systems, and perform related services according to specifications provided by the customer.

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
          If we anticipate that actual contract activities will be different than planned levels, there are alternatives we can utilize to absorb the variance: we can adjust planned indirect spending during the year, modify our billing rates to our customers, or record adjustments to expense for the portion of rate variance deemed to be permanent.
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
          At January 3, 2010, the unfavorable rate variance totaled $4.6 million, which was approximately $0.8 million more than the $3.8 million unfavorable rate variance planned for the period. Management expects the variance to be eliminated over the course of the fiscal year and therefore, no portion of the variance is considered permanent.
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
Stock-Based Compensation
          We issue stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) on an annual or selective basis to our directors and key employees. The fair value of the RSUs is computed using the closing price of the stock on the date of grant. The fair value of the stock options and the SARs is computed using a binomial option pricing model. Assumptions related to the volatility are based on an analysis of our historical volatility. The estimated fair value of each award is included in cost of revenues or general and administrative expenses over the vesting period during which an employee provides services in exchange for the award.
Historical Operating Results
Three months ended January 3, 2010 compared to three months ended December 28, 2008
          The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the three months ended January 3, 2010, and December 28, 2008 (in thousands):

	Three months ended
			Amount of	%
	January 3,	December 28,	increase	increase
	2010	2008	(decrease)	(decrease)
Contract revenues	$73,187	$84,026	($10,839)	-13%
Cost of revenues	58,967	68,846	(9,879)	-14%
General and administrative expenses	4,405	5,788	(1,383)	-24%
Research and development expenses	2,357	1,772	585	33%
Provision for income taxes	2,840	2,417	423	18%
Net income	$4,618	$5,189	($571)	-11%
Revenues
          Revenues decreased approximately $10.8 million or 13% for the three months ended January 3, 2010, as compared to the three months ended December 28, 2008. Beginning backlog for fiscal year 2009 was at a record level. As a result, revenue in the first quarter of fiscal 2009 remained strong despite generally lower first fiscal quarter activity from low labor generation during the holidays. During fiscal 2009, we experienced lower than anticipated bookings resulting from delays in contract administration. While we believe the opportunities and programs still exist, the resulting lower backlog and delay in the programs resulted in lower revenue generation in the first quarter of fiscal 2010.
          Throughout 2009, we continued to transition from the SSEE Increment E program to the SSEE Increment F program. During fiscal 2009, including the first quarter, we worked aggressively on the final stages of development and began the integration and test phases of SSEE Increment F. At the end of fiscal year 2009, we were completing work on the final production lot of Increment E and were in the final test and integration phases of the development work for Increment F. Combining all aspects of this transition, revenue from the SSEE program in total decreased approximately $1.7 million in the first quarter of fiscal 2010 as compared to 2009. We anticipate an award decision for the first production lot of Increment F during our second fiscal quarter, which would replenish the SSEE backlog.
          Likewise, the OG2 program was a significant contribution to fiscal 2009 revenue. We continued the development and production of the satellite payloads during the first half of fiscal 2009, which required substantial levels of effort. Entering fiscal 2010, the OG2 program was in its test and integration phases, and we will begin delivery of the final payloads in the later half of fiscal 2010. The final test, integration and delivery stages have a lower level of effort than the development and production phases. As a result, revenue decreased approximately $3.8 million in the first quarter of fiscal 2010 as compared to 2009. While we are considering multiple space related programs, we believe the production work declines on the OG2 program will be mirrored with production increases in areas such as the production of certain ground surveillance systems.

          While there were other decreases of $6.3 million due to timing and lower backlog across a multitude of other programs, including our airborne reconnaissance contracts, we anticipate remaining fiscal 2010 bookings will positively impact revenue during the remainder of fiscal year 2010.
Cost of Revenues
          Cost of revenues decreased approximately $9.9 million or 14% for the three months ended January 3, 2010, as compared to the three months ended December 28, 2008. The decrease was primarily due to decreased contract activity and decreased revenue as described above. As a result of the decreased contract activity, direct materials costs, including subcontract costs, decreased $9.0 million consistent with lower material costs in the SSEE production lots and lower subcontractor costs with the OG2 contract. All other direct costs and overhead costs allocable to such direct costs decreased approximately $1.4 million. These decreases were partially offset by an increase in costs not allocable to a specific program of $0.5 million primarily attributable to increased stock-based compensation. Cost of revenues as a percentage of total revenue decreased to 81% for the three months ended January 3, 2010 as compared to 82% in the same quarter of fiscal year 2009, as we continue strong program execution despite lower volume.
General and Administrative Expenses
          General and administrative expenses decreased approximately $1.4 million or 24% for the three months ended January 3, 2010, as compared to the three months ended December 28, 2008. At interim periods, general and administrative expenses are recorded at target rates to the extent management believes rate variances are recoverable within the company’s fiscal year. The year over year decrease is primarily due to timing differences of general and administrative expenses recognized at target rates. Our targeted rates for the year include a decline in legal fees as compared to the prior year. In the second quarter of fiscal year 2009, we settled claims brought against us by another party. Legal fees decreased $0.6 million in the first quarter of fiscal year 2010 as compared to 2009. As a percentage of revenue, general and administrative costs have decreased to 6% of revenue for the three months ended January 3, 2010 as compared to 7% of revenue for the three months ended December 28, 2008.
Research and Development Expenses
          Research and development expenses increased approximately $0.6 million or 33% for the three months ended January 3, 2010, as compared to the three months ended December 28, 2008, due to the timing of specific planned research and development projects. Research and development expenditures represented 3% and 2% of our consolidated revenues for the three months ended January 3, 2010 and December 28, 2008, respectively. We expect that research and development expenditures will continue to represent approximately 2% to 3% of our consolidated revenue in future periods.
Provision for Income Taxes
          The provision for income taxes increased approximately $0.4 million or 18% for the three months ended January 3, 2010, as compared to the three months ended December 28, 2008. Our effective income tax rate increased to 38.1% for the three months ended January 3, 2010, as compared to an effective rate of 31.8% for the three months ended December 28, 2008. The tax provision for the three months ended December 28, 2008 included a discrete benefit for the federal research and development tax credit, which was reinstated in our first quarter of fiscal year 2009, retroactively beginning January 1, 2008. Additionally, fiscal year 2009 included a full year of anticipated tax deductions for this same credit. Fiscal year 2010 only includes a deduction for the first fiscal quarter as the deduction expired on December 31, 2009. In the event that congress renews the tax credit during our fiscal year 2010, we will recognize a benefit in our effective rate at the time of renewal.
Net Income
          As a result of the above, net income decreased approximately $0.6 million, or 11%, for the three months ended January 3, 2010, compared to the three months ended December 28, 2008.

Analysis of Liquidity and Capital Resources
          Our liquidity requirements relate primarily to the funding of working capital requirements supporting operations, capital expenditures and strategic initiatives including potential future acquisitions and research and development activities.
          Cash
          At January 3, 2010, we had cash of $25.5 million compared to cash of $43.1 million at September 30, 2009. Given the large balance of cash during recent periods, we are continuing to assess alternative uses of cash, such as investments in our operations, mergers and acquisitions, and stock repurchases. The $17.6 million decrease in cash during the year was primarily the result of $16.1 million of cash used by operations and $1.4 million of cash paid for acquisitions of property, equipment, software and intangibles.
          Cash Flows
          Net cash used in operating activities for the first quarter of fiscal 2010 was $16.1 million compared to $9.4 million in the same quarter of the prior year. Cash provided by operating activities in fiscal 2010 was primarily comprised of $8.1 million of net income as adjusted for non-cash reconciling items including depreciation and amortization, changes in deferred income taxes, and stock-based compensation. Net income, as adjusted for non-cash reconciling items was reduced by $24.2 million as a result of changes in operating assets and liabilities. This change was driven by a $12.6 million increase in accounts receivable net of deferred revenue, and a $10.1 million decrease in accounts payable. The remaining decrease is a $1.5 million decrease in other operating assets and liabilities.
          Our cash from operations is highly dependent on the balance of our billed and unbilled receivables, along with deferred revenue. As discussed in more detail below under “Contractual Billing Provisions”, the timing of contractual milestone billing terms has a significant impact on our unbilled receivable balances. We use days sales outstanding (“DSO”) as a measure to assess the impact of milestone billings on our cash balances. We calculate DSO using the trailing twelve months of revenue. As of January 3, 2010, our DSO was 140 days as compared to 116 days at September 30, 2009. Typically, receivables have higher balances at the end of our first quarter as a result in government payment delays during the holidays. We experienced similar DSO at the end of the first quarter in fiscal 2009 at 132 days. In addition to normal increases in DSO during the first quarter, one of our more significant programs, OG2, holds milestones that are heavily weighted towards the final testing and delivery phases. Approximately $23.2 million and $19.1 million of our unbilled receivables relate specifically to these milestones as of January 3, 2010 and September 30, 2009, respectively. Exclusive of the OG2 program, our DSO was 116 days and 97 days at January 3, 2010 and September 30, 2009, respectively.
          Net cash used in investing activities for the first quarter of fiscal 2010 was $1.4 million compared to $2.4 million for the same quarter of the prior year. Investing activities included $1.2 million and $2.4 million of cash used to purchase property and equipment during the first quarter of fiscal 2010 and 2009, respectively. We expect to make additional investments in property and equipment as we upgrade and replace older equipment, as our employee base increases and as we invest in advanced C5ISR technology assets.
          Net cash used in financing activities for the first quarter of fiscal 2010 was $0.1 million compared to $0.1 million of cash provided by financing activities for the same quarter of the prior year. In both fiscal year 2009 and fiscal year 2010, approximately $0.1 million of cash was generated from stock option exercises and related tax benefits. However, in fiscal year 2010, the Company retired certain restricted share units in respect of related payroll tax liabilities.
          We believe that the combination of internally generated funds, cash and cash equivalents on hand and available bank credit will provide the required liquidity and capital resources necessary to fund ongoing operations, customary capital expenditures and other working capital needs over the next 12 months.

          Line of Credit
          Through January 3, 2010, the Company maintained a $40.0 million line of credit with Bank of America, N.A. (the “Lender”), which was renewed on January 25, 2010, with substantially the same terms and conditions existing prior to the renewal. The credit facility will terminate no later than February 28, 2012. The credit facility contains a sublimit of $15.0 million to cover letters of credit. In addition, borrowings on the line of credit bear interest at LIBOR plus 175 basis points. An unused commitment fee of 0.25% per annum, payable in arrears, is also required.
          All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the product of 1.5 and the Company’s earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the trailing 12 months, calculated as of the end of each fiscal quarter. For the fiscal quarter ending January 3, 2010, EBITDA, on a trailing 12 month basis, was $44.9 million. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of January 3, 2010, the Company was in compliance with these covenants and the financial ratio.
          In addition to the terms of the line of credit, the credit facility renewal included a guidance line facility, which provides the option to expand the total borrowing capacity to $60.0 million. While the credit facility still requires the Lender’s final approval of a request to borrow an additional $20 million, this provision provides an expeditious medium for expanded borrowing capacity.
          At January 3, 2010, there were no borrowings outstanding against the line of credit. Letters of credit and debt consisting of capital lease obligations at January 3, 2010 amounted to $2.2 million, and $37.8 million was available on the line of credit.
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

Contractual Obligations and Commitments
     As of January 3, 2010, our contractual cash obligations were as follows (in thousands):

		Due in 1	Due in 2	Due in 3	Due in 4	Due in 5
	Total	year	years	years	years	years	Thereafter
Capital leases	$36	$27	$9	—	—	—	—
Operating leases	36,753	7,572	7,501	7,138	7,047	6,359	1,136

Total	$36,789	$7,599	$7,510	$7,138	$7,047	$6,359	$1,136

     As of January 3, 2010, our other commercial commitments were as follows:

(in thousands)	Total	Less Than 1 Year	1-3 Years
Letters of credit	$2,206	$1,916	$290
     We have no long-term debt obligations, capital lease obligations, other operating lease obligations, contractual purchase obligations, or other long-term liabilities other than those shown above. We also have no off-balance sheet arrangements of any kind.
Market Risks
     In addition to the risks inherent in our operations, we are exposed to financial, market, and economic risks. The following discussion provides additional detail regarding our exposure to credit, interest rates and foreign exchange rates.
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
     Access to Bank Credit
     Our liquidity position is influenced by our ability to obtain sufficient levels of working capital. Continuing access to bank credit for the purposes of funding operations during periods in which cash fluctuates is an important factor in our overall liquidity position. We have a line of credit with Bank of America effective through February 2012 and we believe we have a good working relationship with Bank of America (see “Analysis of Liquidity and Capital Resources—Line of Credit” above). However, as recent events in the financial markets have demonstrated, dramatic shifts in market conditions could materially impact our ability to continue to secure bank credit, and a continued steep deterioration in market conditions could materially impact our liquidity position and current banking relationship. Absent these dramatic shifts and steep deteriorations in market conditions, we believe we have access to sufficient bank credit through alternative lending sources if needed.
     Interest Rates
     Our line of credit financing provides available borrowing to us at a variable interest rate tied to the LIBOR rate. There were no outstanding borrowings under this line of credit at January 3, 2010. Accordingly, we do not believe that any movement in interest rates would have a material impact on future earnings or cash flows. In the event that we borrow on our line of credit in future periods, we will be subject to the risks associated with fluctuating interest rates.

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
ITEM 1A. RISK FACTORS
     Except as set forth below, there were no material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended September 30, 2009, filed on December 4, 2009.
We are evaluating and considering strategic alternatives, but we may not complete any transaction.
     On January 12, 2010, we announced that our Board of Directors is considering strategic alternatives, including acquisitions, mergers, sale of the Company or other transactions, and has retained a financial advisor in this process. Our Board of Directors may also determine that none of these alternatives is appropriate at this time. We have no commitment or agreement with respect to any transaction, and there can be no assurance that any transaction will result.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information about purchases that we made during the first quarter of fiscal year 2010 of our equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

			Total Number of	Approximate Number
	Total Number of		Shares Purchased as	of Shares that May
	Shares Purchased	Average Price Paid	Part of Publicly	Yet Be Purchased
Period	(1)	per Share	Announced Plan	Under the Plan
October 1, 2009 to November 1, 2009	—	—	—	—
November 2, 2009 to November 29, 2009	—	—	—	—
November 30, 2009 to January 3, 2010	9,487	$21.05	—	—

First quarter fiscal 2010 totals	9,487	$21.05	—	—

(1)	These amounts represent shares surrendered to satisfy tax withholding obligations in connection with restricted stock units.
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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed May 12, 2008)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-128211) filed on September 9, 2005)

10.1	Third Amended and Restated Financing and Security Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed January 28, 2010)

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

32.1**	Certification pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act and Section 1350 of Chapter 63 of Title 8 of the United States Code

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan or arrangement

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

Date: February 4, 2010