Form 10-Q
period 2010-04-04
ARGON ST, Inc.
filed 2010-05-13
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 4, 2010
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
Yes ☐       No ☑
     As of April 30, 2010, there were 21,899,450 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

ARGON ST, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE THREE AND SIX MONTHS ENDED APRIL 4, 2010

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	April 4, 2010	September 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,551	$43,108
Accounts receivable, net	147,721	116,656
Inventory, net	6,598	6,021
Deferred project costs	1,304	2,296
Deferred income tax asset	5,296	5,137
Prepaids and other	1,530	1,499

TOTAL CURRENT ASSETS	187,000	174,717
Property, equipment and software, net	26,134	28,042
Goodwill	173,948	173,948
Intangibles, net	2,344	2,745
Other assets	485	573

TOTAL ASSETS	$389,911	$380,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$22,862	$32,526
Accrued salaries and related expenses	13,810	13,887
Deferred revenue	15,146	5,504
Income taxes payable	1,319	4,784
Other current liabilities	45	155

TOTAL CURRENT LIABILITIES	53,182	56,856
Deferred income tax liability, long-term	1,609	1,942
Other long-term liabilities	2,869	1,649
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock: $.01 Par Value, 100,000,000 shares authorized, 23,103,807 and 22,965,952 shares issued at April 4, 2010 and September 30, 2009	231	230
Additional paid in capital	230,636	227,288
Treasury stock at cost, 1,219,077 shares at April 4, 2010 and September 30, 2009	(19,923)	(19,923)
Retained earnings	121,307	111,983

TOTAL STOCKHOLDERS’ EQUITY	332,251	319,578

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$389,911	$380,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	April 4, 2010	March 29, 2009	April 4, 2010	March 29, 2009
CONTRACT REVENUES	$77,344	$95,572	$150,531	$179,598

COST OF REVENUES	62,499	77,695	121,466	146,541

GENERAL AND ADMINISTRATIVE EXPENSES	4,355	6,128	8,760	11,916

RESEARCH AND DEVELOPMENT EXPENSES	2,922	2,366	5,279	4,138

INCOME FROM OPERATIONS	7,568	9,383	15,026	17,003

INTEREST INCOME (EXPENSE), NET	7	(11)	7	(25)

INCOME BEFORE INCOME TAXES	7,575	9,372	15,033	16,978
PROVISION FOR INCOME TAXES	2,869	3,556	5,709	5,973

NET INCOME	$4,706	$5,816	$9,324	$11,005

EARNINGS PER SHARE (Basic)	$0.22	$0.27	$0.43	$0.51

EARNINGS PER SHARE (Diluted)	$0.21	$0.26	$0.42	$0.50

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	21,865,320	21,713,793	21,816,641	21,691,082

Diluted	22,295,103	22,009,828	22,353,743	22,016,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	For the Six Months Ended
	April 4, 2010	March 29, 2009
Cash flows from operating activities
Net income	$9,324	$11,005
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,622	4,508
Claims resolution	—	640
Amortization of deferred costs	84	84
Deferred income tax expense (benefit)	(527)	448
Stock-based compensation	3,118	1,807
Other	102	(93)
Change in:
Accounts receivable, net	(31,167)	(26,032)
Inventory	(577)	(101)
Prepaids and other	961	1,929
Accounts payable and accrued expenses	(9,404)	7,855
Accrued salaries and related expenses	(77)	2,689
Deferred revenue	9,642	3,653
Income taxes	(3,430)	238
Other liabilities	698	(217)

Net cash provided by (used in) operating activities	(16,631)	8,413

Cash flows from investing activities
Acquisitions of property, equipment and software	(2,365)	(4,452)
Other activity	(204)	66

Net cash used in investing activities	(2,569)	(4,386)

Cash flows from financing activities
Stock repurchases	—	(1,498)
Payments on capital leases	(18)	(30)
Tax benefit of stock option exercises	188	4
Proceeds from exercise of stock options	416	171
Restricted shares reacquired in net share issuance	(212)	—
Proceeds from employee stock purchase plan exercises	269	251

Net cash provided by (used in) financing activities	643	(1,102)

Net increase (decrease) in cash and cash equivalents	(18,557)	2,925
Cash and cash equivalents, beginning of period	43,108	15,380

Cash and cash equivalents, end of period	$24,551	$18,305

Supplemental disclosure
Income taxes paid	$9,447	$5,253
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

						Total
	Common Stock	Common Stock	Additional Paid in		Retained	Stockholders’
	Number of Shares	Par Value	Capital	Treasury Stock	Earnings	Equity
Balance, September 30, 2009	22,965,952	$230	$227,288	$(19,923)	$111,983	$319,578
Net income	—	—	—	—	9,324	9,324
Shares issued upon exercise of stock options	49,240	—	416	—	—	416
Restricted stock units vested	75,555	1	(212)	—	—	(211)
ESPP	13,060	—	269	—	—	269
Stock-based compensation	—	—	2,687	—	—	2,687
Tax benefit on stock option exercises	—	—	188	—	—	188

Balance, April 4, 2010	23,103,807	$231	$230,636	$(19,923)	$121,307	$332,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended April 4, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in Argon ST, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. Reclassifications are made to the prior year financial statements when appropriate, to conform to the current year presentation.
     Argon ST, Inc. (“Argon ST” or the “Company”) maintains a September 30 fiscal year-end for annual financial reporting purposes. Argon ST presents its interim periods ending on the Sunday closest to the end of the month for each quarter consistent with labor and billing cycles. As a result, each quarter of each year may contain more or less days than other quarters of the year. The quarterly periods ending April 4, 2010 and March 29, 2009 each contained 13 weeks. Management does not believe that this practice has a material effect on quarterly results or on the comparison of such results.
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
     Argon ST’s accounting policy for recording indirect rate variances is based on management’s belief that variances accumulated during interim reporting periods will be absorbed by management actions to control costs during the remainder of the year. The Company considers the rate variance to be unfavorable when the actual indirect rates are greater than the Company’s annual targeted rates. During interim reporting periods, unfavorable rate variances are recorded as reductions to operating expenses and increases to unbilled receivables. To the extent such amounts are recoverable, favorable rate variances are recorded as increases to operating expenses and decreases to unbilled receivables. At April 4, 2010, the unfavorable rate variance totaled $5,481, which was approximately $1,055 more than the $4,426 unfavorable rate variance planned for the period. If the Company anticipates that actual contract activities will be different than planned levels, there are alternatives the Company can utilize to absorb the variance: the Company can adjust planned indirect spending during the year, modify its billing rates to its customers, or record adjustments to expense for the portion of rate variance that is considered permanent, if any. Management expects the variance to be eliminated over the course of the fiscal year and therefore, no portion of the variance is considered permanent.
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

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
2. EARNINGS PER SHARE
     Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. The following summary is presented for the three and six months ended April 4, 2010 and March 29, 2009:

	For the three months ended		For the six months ended
	April 4, 2010	March 29, 2009	April 4, 2010	March 29, 2009
Net income	$4,706	$5,816	$9,324	$11,005
Weighted average shares outstanding — basic	21,865,320	21,713,793	21,816,641	21,691,082

Basic earnings per share	$0.22	$0.27	$0.43	$0.51
Effect of dilutive securities:
Net shares issuable upon exercise of stock options and awards	429,783	296,035	537,102	325,914
Weighted average shares outstanding — diluted	22,295,103	22,009,828	22,353,743	22,016,996
Diluted earnings per share	$0.21	$0.26	$0.42	$0.50
     Stock options and awards that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS, because to do so would have been antidilutive, were 1,012,401 and 1,163,561 for the three and six months ended April 4, 2010, respectively, and were 1,240,504 and 1,175,217 for the three and six months ended March 29, 2009, respectively.
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

	For the three months ended		For the six months ended
	April 4,	March 29,	April 4,	March 29,
	2010	2009	2010	2009
Cost of revenues	$1,198	$666	$2,259	$1,244
General and administrative expense	504	332	859	563

Total pre-tax stock-based compensation included in income from operations	1,702	998	3,118	1,807
Income tax expense (benefit) recognized for stock-based compensation	(481)	(258)	(868)	(478)

Total stock-based compensation expense, net of tax	$1,221	$740	$2,250	$1,329

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
     As of April 4, 2010, there was $11,866 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is to be fully amortized in 5 years, with the weighted average remaining vesting period being 3.02 years.
Stock Option Activity
     The following table summarizes stock option activity for the six months ended April 4, 2010. On April 1, 2010, the closing price of our common stock was $26.63.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Shares under option, September 30, 2009	1,675,872	$18.50
Options granted	155,500	21.23
Options exercised	(49,240)	8.46		$780
Options cancelled and expired	(12,720)	25.27

Shares under option, April 4, 2010	1,769,412	18.97	5.41	$14,804

Options vested at April 4, 2010	1,270,805	18.01	4.46	$12,002

As of April 4, 2010, options that are vested and expected to vest prior to expiration	1,758,449	$18.93	5.41	$14,784
Restricted Share Activity
     Restricted share awards are those shares issued to the Company’s Board of Directors, senior management and other employees. The following table summarizes restricted share award activity for the six months ended April 4, 2010:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Unvested shares, September 30, 2009	425,663	$20.37
Award shares granted	151,250	21.16
Award shares vested	(75,555)	18.31
Award shares surrendered for taxes	(9,954)	18.31
Award shares forfeited	(5,000)	22.20

Unvested shares, April 4, 2010	486,404	$20.96

     The Company awarded a total of 40,000 shares to its ten non-employee board members on December 14, 2009. The stock will vest one year after the award date. The grant date market price of these awards was $21.09 per share and amortization of such fair value is included in General and Administrative expenses in the accompanying Condensed Consolidated Statements of Earnings.
     The Company awarded a total of 111,250 restricted shares to its executive, senior management and other employees during the six months ended April 4, 2010. All awards vest on a graded five-year schedule. The weighted average grant date market value of these awards was $21.19 per share and the amortization of such fair value is included in Costs of Revenues and General and Administrative expenses in the accompanying Condensed Consolidated Statements of Earnings.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
4. ACCOUNTS RECEIVABLE
     Accounts receivable consist of the following as of:

	April 4 ,	September 30,
	2010	2009
Billed and billable	$65,649	$46,070
Unbilled costs and fees	69,388	64,779
Unfavorable indirect rate variance	5,481	—
Retainages	7,425	6,109
Reserve	(222)	(302)

Accounts receivable, net	$147,721	$116,656

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
5. INVENTORY
     Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Inventories consist of the following at the dates shown below:

	April 4,	September 30,
	2010	2009
Raw Materials	$2,889	$3,212
Component parts, work in process	1,800	797
Finished component parts	2,200	2,303

	6,889	$6,313
Reserve	(291)	(291)

Inventory, net	$6,598	$6,021

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
6. PROPERTY, EQUIPMENT AND SOFTWARE
     Property, equipment and software consist of the following as of:

	April 4,	September 30,
	2010	2009
Computer, machinery and test equipment	$37,099	$29,841
Leasehold improvements	13,127	12,238
Computer software	5,580	5,575
Furniture and fixtures	1,516	1,514
Equipment under capital lease	337	337
Construction in progress	5,268	11,813

	62,927	61,318
Less accumulated depreciation and amortization	(36,793)	(33,276)

	$26,134	$28,042

     As of April 4, 2010, the Company has capitalized $5,268 of construction in progress primarily consisting of $3,983 of costs incurred in connection with the construction of one asset to be used internally for test equipment, demonstration equipment and other purposes. The Company expects to place this asset into service during fiscal year 2010.
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
     All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the product of 1.5 and the Company’s earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the trailing 12 months, calculated as of the end of each fiscal quarter. For the fiscal quarter ending April 4, 2010, EBITDA, on a trailing 12 month basis, was $42,995 and as such, the borrowing availability was $40,000. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of April 4, 2010, the Company was in compliance with these covenants and the financial ratio.
     On April 4, 2010, there were no borrowings outstanding against the line of credit. Letters of credit and debt consisting of capital lease obligations at April 4, 2010, amounted to $2,390, and $37,610 was available on the line of credit.
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
     With respect to income tax uncertainties, based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits on April 4, 2010, is not material to the

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits on April 4, 2010, if recognized, would not have a material impact on the effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the results of operations, financial condition or cash flows.
     The Company’s accounting policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrued interest and penalties as of April 4, 2010.
9. FAIR VALUE OF FINANCIAL INSTRUMENTS
     Our financial instruments include cash and cash equivalents and SARs. We do not have any significant non-financial assets and liabilities measured at fair value on April 4, 2010. The valuation techniques required by the Financial Accounting Standards Board Accounting Standard Codification (“FASB ASC”) Topic 820, Fair Value Measurements and Disclosures, are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:
Level 1 — Quoted prices for identical instruments in active markets.
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 — Significant inputs to the valuation model are unobservable.
     Our SAR liabilities are valued using Level Two inputs as the valuation is based on a model-derived valuation. The liability at April 4, 2010 was $752.
10. COMMITMENTS AND CONTINGENCIES
     The Company is subject to litigation from time to time, in the ordinary course of business including, but not limited to, allegations of wrongful termination or discrimination. The Company believes the outcome of such matters will not have a material adverse effect on our results of operations, financial position or cash flows.
11. RELATED PARTY TRANSACTIONS
     On September 30, 2009, in the ordinary course of the Company’s business operations, the Company was awarded a $475 contract to develop a technology related to global positioning for Strata Products Worldwide, LLC (“Strata”). Strata designs and manufactures emergency refuge chambers and innovative underground mining roof support products and provides mine construction services to underground mining operations. S. Kent Rockwell, a member of our Board of Directors, owns approximately 57 percent of the voting interests of Strata. The Company’s expected profit on the program is consistent with similar business arrangements that the Company maintains with its other customers. As of April 4, 2010, the Company has recognized $427 in revenue related to the work awarded under this contract.
12. SUBSEQUENT EVENTS
     The Company evaluated all events or transactions that occurred after April 4, 2010 up through the issuance of these financial statements. During this period the Company did not have any significant subsequent events.
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
Forward-looking Statements
     Statements in this filing which are not historical facts are forward-looking statements under the provision of the Private Securities Litigation Reform Act of 1995. These statements may contain words such as “expects”, “could”, “believes”, “estimates”, “intends”, “may”, “envisions”, “targets” or other similar words. Forward-looking statements are not guarantees of future performance and are based upon numerous assumptions about future conditions that could prove not to be accurate. Forward-looking statements are subject to numerous risks and uncertainties, and our actual results could differ materially as a result of such risks and other factors. In addition to those risks and uncertainties specifically mentioned in this report and in the other reports filed by the Company with the Securities and Exchange Commission (including our Form 10-K for the fiscal year ended September 30, 2009), such risks and uncertainties include, but are not limited to: the availability of U.S. and international government and commercial funding for our products and services, including total estimated remaining contract values and the U.S. government’s procurement activities related thereto; changes in the U.S. federal government procurement laws, regulations, policies and budgets (including changes to respond to budgetary constraints and cost-cutting initiatives as well as changes increasing internal costs for monitoring, audit and reporting activity); changes in appropriations types and amounts due to the expenditures priorities in Washington; the future impact of any acquisitions, reorganizations or divestitures we may make, including any outcome of our exploration of strategic alternatives; the government’s ability to hire and retain contracting personnel; the number and type of contracts and task orders awarded to us; the exercise by the U.S. government of options to extend our contracts; our ability to retain contracts during any rebidding process; decisions by government agencies on the methods of seeking contractor support; the timing of Congressional funding on our contracts; any delay or termination of our contracts and programs; difficulties in developing and producing operationally advanced technology systems; our ability to secure business with government prime contractors; our ability to maintain adequate and unbroken supplier performance; the timing and customer acceptance of contract deliverables; our ability to attract and retain qualified personnel, including technical personnel and personnel with required security clearances; charges from any future impairment reviews; the competitive environment for defense and intelligence information technology products and services; the ability, because of the global economy and issues in the banking industry, to secure financing when and if needed; the financial health and business plans of our commercial customers; general economic, business and political conditions domestically and internationally; and other factors affecting our business that are beyond our control. All of the forward-looking statements should be considered in light of these factors. You should not put undue reliance on any forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect new information, future events or otherwise.
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

     As a result of shifts in governmental budgets and priorities over the last two years, we have continually reviewed our technology and capability offerings. We continue to believe that the U.S. government will retain prioritization of and focus on C5ISR spending as sources of threat have increased in both quantity and complexity. However, during fiscal year 2009 and in the first half of 2010, we have experienced delays in the government procurement and contract administration cycles, which has resulted in lower than anticipated bookings. We continue to see opportunities across a broad spectrum of our technology and capability offerings.
Revenues
     Our revenues are generated from the entire life cycle of complex systems under contracts primarily with the U.S. government and major domestic prime contractors, but also with foreign governments, agencies and defense contractors. This life cycle spans the design, development, production, installation and support of the system.
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
     Time and material contracts are based on hours worked, multiplied by pre-negotiated labor rates, plus other costs incurred, allocated and approved.
     The following table represents our revenue concentration by contract type for the three and six months ended April 4, 2010 and March 29, 2009:

	Three Months Ended		Six Months Ended
Contract Type	April 4, 2010	March 29, 2009	April 4, 2010	March 29, 2009
Fixed-price contracts	52%	55%	53%	56%

Cost reimbursable contracts	45%	40%	44%	39%

Time and material contracts	3%	5%	3%	5%
     Our primary business model is to capture the full life cycle of a system beginning with concept development and progressing through development, production and end of cycle support and logistics. Additional cycles developing and producing next generation systems are sought to provide multi-year and multi-decade opportunities. Early cycle programs are typically cost-type contracts carrying lower margins while production cycle programs are typically fixed-price type contracts carrying higher margins. End of cycle programs can be of a variety of contract types. Through our business model, we optimize the long-term growth of the company by leveraging long-term relationships into multiple cycles each carrying higher margin production cycles. As such, much of our current production work has been derived from programs for which we have performed the initial development work. With the current higher cost-type contract mix, we are continuing to lay the groundwork for future low-rate and high-rate production orders and future generation development and production cycles. Cost-reimbursable mix has increased as a percentage of total revenue over the past few years, primarily as a result of our continued work on certain large and long-run development programs, including Ships Signal Exploitation Equipment (“SSEE”) Increment F, Operational Test-Tactical Engagement System (“OT-TES”) and Common Range Integrated Instrumentation System (“CRIIS”), and the mix of contracts acquired in recent business combinations. In all three of these programs we have either completed or are near completion of the test and integration phases. We believe we will receive production orders during the coming fiscal years. These production orders could cause a significant impact to our mix of contract types and may result in larger percentages of more desirable and potentially higher margin fixed price work although the capture of new development work generally on cost-type contracts continues to be an important element of our business. Further, the ORBCOMM Generation Two Payload (“OG2”) development program, a fixed price contract, entered the integration and test phases in late 2009 and early 2010 which caused a decrease in fixed price work in fiscal 2010. During these phases, the level of effort of both labor and materials are much less than the large level of efforts needed during the development work which continued in the second quarter of fiscal year 2009. We believe declines in the fixed price work on OG2 will offset with newer fixed price work on other programs.
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
     From time to time, we will exclude from backlog portions of contract values of very long or complex contracts where we believe revenue could be jeopardized by a change in government policy. Because of possible future changes in delivery schedules and/or cancellations of orders, backlog at any particular date is not necessarily representative of actual sales to be expected for any future period, and actual sales for the year may not meet the backlog represented. We may experience significant contract cancellations that were previously booked and included in backlog.
Our backlog at the dates shown was as follows (in thousands):

	April 4,	September 30,
	2010	2009
Funded	$167,963	$137,947
Unfunded	90,843	95,413

Total	$258,806	$233,360

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
Research and Development
     We conduct internally funded research and development into complex signal processing, system and software architectures, and other technologies that are important to continued advancement of our systems and are of interest to our current and prospective customers. The variance from year to year in internal research and development is caused by the status of our product cycles and the level of complementary U.S. government funded research and development. For the three and six months ended April 4, 2010, internally funded research and development expenditures were $2.9 million and $5.3 million, respectively, representing approximately 4% of revenues in both periods. For the three and six months ended March 29, 2009, internally funded research and development expenditures were $2.4 million and $4.1 million, respectively, representing 3% of revenues in both periods.
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
     If we anticipate that actual contract activities will be different than planned levels, there are alternatives we may use to absorb the variance: we may adjust planned indirect spending during the year, modify our billing rates to our customers, or record adjustments to expense for the portion of rate variance deemed to be permanent.
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
     At April 4, 2010, the unfavorable rate variance totaled $5.5 million, which was approximately $1.1 million more than the $4.4 million unfavorable rate variance planned for the period. Management expects the variance to be eliminated over the course of the fiscal year, and therefore, no portion of the variance is considered permanent.
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
Historical Operating Results
Three months ended April 4, 2010 compared to three months ended March 29, 2009
     The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the three months ended April 4, 2010, and March 29, 2009 (in thousands):

	Three months ended
			Amount of	%
	April 4,	March 29,	increase	increase
	2010	2009	(decrease)	(decrease)
Contract revenues	$77,344	$95,572	($18,228)	-19%
Cost of revenues	62,499	77,695	(15,196)	-20%
General and administrative expenses	4,355	6,128	(1,773)	-29%
Research and development expenses	2,922	2,366	556	23%
Interest income, net	7	(11)	18	-164%
Provision for income taxes	2,869	3,556	(687)	-19%
Net income	$4,706	$5,816	($1,110)	-19%
Revenues
     Revenues decreased approximately $18.2 million or 19% for the three months ended April 4, 2010, as compared to the three months ended March 29, 2009. The second quarter of fiscal 2010 remained a quarter of replenishing low levels of backlog resulting from delays in our bookings in fiscal 2009. During the quarter, backlog increased approximately $50 million resulting from the booking of our initial production lots of the SSEE Increment F program, along with other significant bookings on new contracts. While we anticipate these bookings, along with further replenishment of backlog throughout the year, will drive revenue growth in the third and fourth quarters of fiscal 2010, the timing of these bookings has impacted our year over year revenue metrics. The decline in these year over year revenue metrics were driven by two key areas: our SSEE program and the development and production of ORBCOMM Generation Two payload (“OG2”).
     Throughout 2009, we continued to transition from the SSEE Increment E program to the SSEE Increment F program. During fiscal 2009, including the second quarter, we worked aggressively on the final stages of development and began the integration and test phases of SSEE Increment F. At the end of fiscal year 2009, we were completing work on the final production lot of Increment E and were in the final test and integration phases of the development work for Increment F. While the booking of the initial lot of the SSEE Increment F program has resulted in a significant amount of work performed during the second quarter, the combined aspects of this transition resulted in an $11.6 million decrease in revenue in the quarterly year over year metrics. We anticipate an aggressive work schedule on the initial production lots of SSEE Increment F in the remaining quarters of fiscal 2010.
     Likewise, the OG2 program was a significant contribution to fiscal 2009 revenue. We continued the development and production of the satellite payloads during the first half of fiscal 2009, which required substantial levels of effort. Entering fiscal 2010, the OG2 program was in its test and integration phases, and we expect to begin delivery of the final payloads in the second half of fiscal 2010. The final test, integration and delivery stages have a lower level of effort than the development and production phases. As a result, revenue for the OG2 program decreased approximately $2.2 million in the second quarter of fiscal 2010 as compared to 2009. While we are considering multiple space related programs, we believe the production work declines on the OG2 program will be offset with production increases in other areas.
     There were other revenue decreases of $4.5 million due to timing and lower backlog across a multitude of other programs. However, we anticipate remaining fiscal 2010 bookings will positively impact revenue during the remainder of fiscal year 2010.
Cost of Revenues
     Cost of revenues decreased approximately $15.2 million or 20% for the three months ended April 4, 2010, as compared to the three months ended March 29, 2009. The decrease was primarily due to decreased contract activity and decreased revenue as described above. As a result of the decreased contract activity, direct materials costs, including subcontract costs, decreased $14.1 million consistent with lower material costs in the SSEE production lots and lower subcontractor costs with the OG2 contract, among others. All other direct costs and overhead costs allocable to such direct costs decreased approximately $1.4 million. These decreases were partially offset by an increase in costs not allocable to a specific program of $0.3 million, primarily attributable to increased stock-based compensation. Certain stock-based instruments are accounted for as a liability. With recent increases in our stock price, the portion of stock-based compensation attributable to these instruments has increased significantly. Cost of revenues as a percentage of total revenue remained at 81% for the three months ended April 4, 2010 and the three months ended March 29, 2009.
General and Administrative Expenses
     General and administrative expenses decreased approximately $1.8 million or 29% for the three months ended April 4, 2010, as compared to the three months ended March 29, 2009. This decrease was primarily due to reduced legal fees and charges for claims resolution, which elevated general and administrative fees in 2009 as a result of claims brought against us and settled in the second quarter of fiscal 2009. As a result, legal fees decreased $1.1 million and claims resolution decreased $0.6 million in the second quarter of fiscal 2010 as compared to fiscal 2009. As a percentage of revenue, general and administrative costs have remained at 6% of revenue for the three months ended April 4, 2010 and the three months ended March 29, 2009.
Research and Development Expenses
     Research and development expenses increased approximately $0.1 million or 23% for the three months ended April 4, 2010, as compared to the three months ended March 29, 2009, due to the timing of specific planned research and development projects. Research and development expenditures represented 4% and 3% of our consolidated revenues for the three months ended April 4, 2010 and March 29, 2009, respectively. We expect that research and development expenditures will continue to represent approximately 2% to 3% of our consolidated revenue in future periods.
Provision for Income Taxes
     The provision for income taxes decreased approximately $0.1 million or 19% for the three months ended April 4, 2010, as compared to the three months ended March 29, 2009. Our effective income tax rate was 37.9% for both the three months ended April 4, 2010 and the three months ended March 29, 2009. Fiscal 2009 included a full year of the research and development tax credit, which expired at the end of our fiscal 2010 first quarter. While 2009 included a slightly larger tax deduction for the research and development tax credit, the 2010 effective rate included several other favorable impacts. In the event that Congress renews the tax credit during our fiscal year 2010, we will recognize a benefit in our effective rate at the time of renewal.

Net Income
     As a result of the above, net income decreased approximately $1.1 million, or 19%, for the three months ended April 4, 2010, compared to the three months ended March 29, 2009.
Six months ended April 4, 2010 compared to six months ended March 29, 2009:
     The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the six months ended April 4, 2010 and March 29, 2009 (in thousands):

	Six months ended
			Amount of	%
	April 4,	March 29,	in crease	increase
	2010	2009	(decrease)	(decrease)
Contract revenues	$150,531	$179,598	$(29,067)	-16%
Cost of revenues	121,466	146,541	(25,075)	-17%
General and administrative expenses	8,760	11,916	(3,156)	-26%
Research and development expenses	5,279	4,138	1,141	28%
Interest income, net	7	(25)	32	-128%
Provision for income taxes	5,709	5,973	(264)	-4%
Net income	9,324	11,005	(1,681)	-15%
Revenues
     Revenues decreased approximately $29.1 million or 16% for the six months ended April 4, 2010, as compared to the six months ended March 29, 2009. The second quarter of fiscal 2010 included significant bookings. However, we entered fiscal 2010 with a lower backlog than fiscal 2009, which began with record backlog numbers. As a result, the work performed on beginning backlog during fiscal 2009 outpaced the work performed on beginning backlog during the first half of fiscal 2010. While we anticipate the significant second quarter bookings, along with further replenishment of backlog throughout the year, will drive revenue growth in the third and fourth quarters, the timing of these bookings has impacted our year over year revenue metrics. The decline in these year over year revenue metrics was driven by two key areas: our SSEE program and OG2.
     Throughout 2009, we continued to transition from the SSEE Increment E program to the SSEE Increment F program. During fiscal 2009, we worked aggressively on the final stages of development and began the integration and test phases of SSEE Increment F. At the end of fiscal year 2009, we were completing work on the final production lot of Increment E and were in the final test and integration phases of the development work for Increment F. While the booking of the initial lot of the SSEE Increment F program has resulted in a significant amount of work performed during the first half of fiscal 2010, the combined aspects of this transition resulted in an $13.3 million decrease in revenue in the year over year metrics. We anticipate an aggressive work schedule on the initial production lots of SSEE Increment F in the remaining quarters of fiscal 2010.
     Likewise, the OG2 program was a significant contribution to fiscal 2009 revenue. We continued the development and production of the satellite payloads during the first half of fiscal 2009, which required substantial levels of effort. Entering fiscal 2010, the OG2 program was in its test and integration phases, and we expect to begin delivery of the final payloads in the second half of fiscal 2010. The final test, integration and delivery stages have a lower level of effort than the development and production phases. As a result, revenue for the OG2 program decreased approximately $6.0 million in the first half of fiscal 2010 as compared to 2009. While we are considering multiple space related programs, we believe the production work declines on the OG2 program will be offset by production increases in other areas.

     Across the broad spectrum of our business, we experienced a $9.8 million decrease in revenue including a $5.3 million decrease in airborne reconnaissance technologies, a $2.7 million decrease in a wing-set production contract, and a $2.2 million decrease from a strategic decision to exit a foreign contract providing security services. While the airborne reconnaissance technologies experienced a decrease as certain quick response contracts with significant 2009 revenue contributions were completed during 2010 or are near completion, we have seen a $4.9 million increase in revenue from our airborne program providing a modernization to the U.S. Army’s communication intelligence capabilities.
Cost of Revenues
     Cost of revenues decreased approximately $25.1 million or 17% for the six months ended April 4, 2010 as compared to the six months ended March 29, 2009. The decrease was primarily due to decreased contract activity and decreased revenue as described above. As a result of the decreased contract activity, direct materials costs, including subcontract costs, decreased $23.4 million. All other direct costs and overhead costs allocable to such direct costs decreased approximately $2.6 million. These decreases were partially offset by an increase in costs not allocable to a specific program of $0.9 million, primarily attributable to increased stock-based compensation. Certain stock-based instruments are accounted for as a liability. With recent increases in our stock price, the portion of stock-based compensation attributable to these instruments has increased significantly. Cost of revenues as a percentage of total revenue decreased to 81% for the six months ended April 4, 2010 as compared to 82% for the six months ended March 29, 2009.
General and Administrative Expenses
     General and administrative expenses decreased approximately $3.2 million or 26% for the six months ended April 4, 2010, as compared to the six months ended March 29, 2009. This decrease was primarily due to a $1.7 million decrease in legal fees associated with the settlement of claims in the second quarter of fiscal 2009. Additionally, we incurred a one-time charge of $0.6 million related to the resolution of claims. Additionally, at interim periods, we record our general and administrative expenses at target rates. As a result of lower contract activity year over year, which is more fully discussed in the revenue section above, less general and administrative expenses have been applied to our direct costs. As a percentage of revenue, general and administrative costs have decreased to 6% of revenue for the six months ended April 4, 2010 as compared to 7% of revenue for the six months ended March 29, 2009.
Research and Development Expenses
     Research and development expenses increased approximately $1.1 million or 28% for the six months ended April 4, 2010, as compared to the six months ended March 29, 2009 due to the timing of specific planned research and development projects. Research and development expenditures represented 4% and 2% of our consolidated revenues for the six months ended April 4, 2010 and March 29, 2009, respectively. We expect that research and development expenditures will continue to represent approximately 2% to 3% of our consolidated revenue in future periods.
Provision for Income Taxes
     The provision for income taxes decreased approximately $0.3 million for the six months ended April 4, 2010, as compared to the six months ended March 29, 2009. Our effective income tax rate increased to 38.0% for the six months ended April 4, 2010, compared to an effective rate of 35.2% for the six months ended March 29, 2009. The higher effective tax for the six months ended April 4, 2010 was primarily due to a 3.0% reduction related to the renewal of the federal research and development tax credit which was realized retroactive to January 1, 2008 as a result of legislation signed into law during our first fiscal quarter of 2009. In the event that Congress renews the tax credit during our fiscal year 2010, we will recognize a benefit in our effective rate at the time of renewal.

Net Income
     As a result of the above, net income decreased approximately $1.7 million, or 15%, for the six months ended April 4, 2010 compared to the six months ended March 29, 2009.
Analysis of Liquidity and Capital Resources
     Our liquidity requirements relate primarily to the funding of working capital requirements supporting operations, capital expenditures and strategic initiatives including potential future acquisitions and research and development activities.
     Cash
     At April 4, 2010, we had cash of $24.6 million compared to cash of $43.1 million at September 30, 2009. Given the large balance of cash during recent periods, we are continuing to assess alternative uses of cash, such as investments in our operations, mergers and acquisitions, and stock repurchases. The $18.5 million decrease in cash during the year was primarily the result of $16.6 million of cash used by operations and $2.6 million of cash paid for acquisitions of property, equipment, software and intangibles.
     Cash Flows
     Net cash used in operating activities for the six months ended April 4, 2010 was $16.6 million compared to $8.4 million provided by operating activities for the six months ended March 29, 2009. Cash provided by operating activities in the six months ended April 4, 2010 was primarily comprised of $16.7 million of net income as adjusted for non-cash reconciling items including depreciation and amortization, changes in deferred income taxes, and stock-based compensation. Net income, as adjusted for non-cash reconciling items was reduced by $33.3 million as a result of changes in operating assets and liabilities. This change was driven by a $21.5 million increase in accounts receivable net of deferred revenue, and a $9.4 million decrease in accounts payable. The remaining decrease is a $2.4 million decrease in other operating assets and liabilities.
     Our cash from operations is highly dependent on the balance of our billed and unbilled receivables, along with deferred revenue. As discussed in more detail below under “Contractual Billing Provisions”, the timing of contractual milestone billing terms has a significant impact on our unbilled receivable balances. We use days sales outstanding (“DSO”) as a measure to assess the impact of milestone billings on our cash balances. We calculate DSO using the trailing twelve months of revenue. As of April 4, 2010, our DSO was 160 days as compared to 116 days at September 30, 2009. Our receivable balances were significantly higher at the end of our second quarter due to unbilled balances on the OG2 program, a significant billing on the SSEE Increment F program that billed in the last few days of the quarter, and rate variances which are included in unbilled at April 4, 2010. The OG2 program holds milestones that are heavily weighted towards the final testing and delivery phases. With the booking of the SSEE Increment F program in second quarter approximately $22.6 million was invoiced during the last few days of the quarter end. Had this invoice been collected, our receivable balances would have been significantly lower. Exclusive of these three items, our DSO was 100 days and 97 days at April 4, 2010 and September 30, 2009, respectively.
     Net cash used in investing activities for the six months ended April 4, 2010 was $2.6 million compared to $4.4 million for the six months ended March 29, 2009. Investing activities included $2.4 million and $4.5 million of cash used to purchase property and equipment during the first half of fiscal 2010 and 2009, respectively. We expect to make additional investments in property and equipment as we upgrade and replace older equipment, as our employee base increases and as we invest in advanced C5ISR technology assets.
     Net cash provided by financing activities for the six months ended April 4, 2010 was $0.6 million compared to $1.1 million of cash used in financing activities for the six months ended March 29, 2009. In fiscal year 2010, approximately $0.6 million of cash was generated from stock option exercises and related tax benefits compared to $0.2 million for the six months ended March 29, 2009. During the six months ended April 4, 2010, the Company retired certain restricted share units in respect of related payroll tax liabilities.

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
     All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the product of 1.5 and the Company’s earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the trailing 12 months, calculated as of the end of each fiscal quarter. For the fiscal quarter ending April 4, 2010, EBITDA, on a trailing 12 month basis, was $43.0 million. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of April 4, 2010, the Company was in compliance with these covenants and the financial ratio.
     In addition to the terms of the line of credit, the credit facility includes a guidance line facility, which provides the option to expand the total borrowing capacity to $60.0 million. While the credit facility still requires the Lender’s final approval of a request to borrow an additional $20 million, this provision provides an expeditious medium for expanded borrowing capacity.
     At April 4, 2010, there were no borrowings outstanding against the line of credit. Letters of credit and debt consisting of capital lease obligations at April 4, 2010 amounted to $2.4 million, and $37.6 million was available on the line of credit.
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

Contractual Obligations and Commitments
     As of April 4, 2010, our contractual cash obligations were as follows (in thousands):

	Total	Due in 1 year	Due in 2 years	Due in 3 years	Due in 4 years	Due in 5 years	Thereafter
Capital leases	$25	$20	$5	—	—	—	—
Operating leases	34,988	7,663	7,444	7,127	6,949	5,749	56

Total	$35,013	$7,683	$7,449	$7,127	$6,949	$5,749	$56

     As of April 4, 2010, our other commercial commitments were as follows:

(in thousands)	Total	Less Than 1 Year	1-3 Years
Letters of credit	$2,368	$1,615	$753
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
     Interest Rates
     Our line of credit financing provides available borrowing to us at a variable interest rate tied to the LIBOR rate. There were no outstanding borrowings under this line of credit at April 4, 2010. Accordingly, we do not believe that any movement in interest rates would have a material impact on future earnings or cash flows. In the event that we borrow on our line of credit in future periods, we will be subject to the risks associated with fluctuating interest rates.

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
ITEM 1A. RISK FACTORS
     There were no material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended September 30, 2009, filed on December 4, 2009 and our Form 10-Q for the quarter ended January 3, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information about purchases that we made during the second quarter of fiscal year 2010 of our equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

			Total Number of	Approximate Number
	Total Number of		Shares Purchased as	of Shares that May
	Shares Purchased	Average Price Paid	Part of Publicly	Yet Be Purchased
Period	(1)	per Share	Announced Plan	Under the Plan
January 4, 2010 to January 31, 2010	385	$25.85	—	—
February 1, 2010 to February 28, 2010	82	$24.69	—	—
March 1, 2010 to April 4, 2010	—	—	—	—

Second quarter fiscal 2010 totals	467	$25.65	—	—

(1)	These amounts represent shares surrendered to satisfy tax withholding obligations in connection with restricted stock units.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On February 23, 2010, the Company held its Annual Meeting of Stockholders. The following items were voted upon and approved by the requisite number of shares present in person or by proxy at the meeting:

a)	The inspector of election tabulated the following votes for the election of directors. There were 4,349,242 broker non-votes.

Nominee for Office	Number of Votes In Favor	Number of Votes Withheld
Terry L. Collins	17,044,676	438,588
Thomas E. Murdock	17,228,159	255,105
Victor F. Sellier	16,513,497	969,767
S. Kent Rockwell	17,225,472	257,792
David C. Karlgaard	17,227,208	256,056
Lloyd A. Semple	17,226,388	256,876
Robert McCashin	17,221,098	262,166
John Irvin	17,224,178	259,086
Peter A. Marino	17,227,549	255,715
Maureen Baginski	17,193,533	289,731
Delores M. Etter	17,227,533	255,731
b)	The inspector of election tabulated the following votes for the proposal to ratify the selection by the Audit Committee of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2010. There were 1,557,754 broker non-votes.

Number of Votes “In Favor”	Number of Votes “Against”	Abstain
20,166,653	58,520	49,579
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed February 26, 2010)

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

32.1**	Certification pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act and Section 1350 of Chapter 63 of Title 8 of the United States Code

*	Filed herewith

**	Furnished herewith

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

Date: May 13, 2010