Form 10-Q
period 2010-07-04
ARGON ST, Inc.
filed 2010-08-12
CIK 26537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 4, 2010
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
Yes ☐  No ☑
     As of August 10, 2010, there were 1,000 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

ARGON ST, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE THREE AND NINE MONTHS ENDED JULY 4, 2010

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	July 4, 2010	September 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$41,720	$43,108
Accounts receivable, net	109,082	116,656
Inventory, net	10,655	6,021
Income tax receivable	6,806	—
Deferred project costs	613	2,296
Deferred income tax assets	5,361	5,137
Prepaids and other	1,294	1,499

TOTAL CURRENT ASSETS	175,531	174,717
Property, equipment and software, net	26,522	28,042
Goodwill	173,948	173,948
Intangibles, net	2,039	2,745
Other assets	432	573

TOTAL ASSETS	$378,472	$380,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$21,218	$32,526
Accrued salaries and related expenses	14,678	13,887
Deferred revenue	7,196	5,504
Income taxes payable	—	4,784
Other current liabilities	126	155

TOTAL CURRENT LIABILITIES	43,218	56,856
Deferred income tax liabilities, long-term	1,362	1,942
Other long-term liabilities	3,778	1,649
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Common stock:
$.01 Par Value, 100,000,000 shares authorized, 23,212,209 and 22,965,952 shares issued at July 4, 2010 and September 30, 2009, respectively	232	230
Additional paid in capital	233,277	227,288
Treasury stock at cost, 1,219,077 shares at July 4, 2010 and September 30, 2009	(19,923)	(19,923)
Retained earnings	116,528	111,983

TOTAL STOCKHOLDERS’ EQUITY	330,114	319,578

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$378,472	$380,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
CONTRACT REVENUES	$64,130	$91,005	$214,660	$270,603

COST OF REVENUES	61,747	72,732	183,213	219,274

GENERAL AND ADMINISTRATIVE EXPENSES	9,597	6,400	18,356	18,316

RESEARCH AND DEVELOPMENT EXPENSES	2,680	2,341	7,959	6,478

INCOME (LOSS) FROM OPERATIONS	(9,894)	9,532	5,132	26,535

INTEREST INCOME (EXPENSE), NET	20	5	27	(21)

INCOME (LOSS) BEFORE INCOME TAXES	(9,874)	9,537	5,159	26,514
(BENEFIT) PROVISION FOR INCOME TAXES	(5,096)	2,945	613	8,917

NET INCOME (LOSS)	$(4,778)	$6,592	$4,545	$17,597

EARNINGS (LOSS) PER SHARE (Basic)	$(0.22)	$0.30	$0.21	$0.81

EARNINGS (LOSS) PER SHARE (Diluted)	$(0.22)	$0.30	$0.20	$0.80

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	21,917,570	21,687,149	21,849,546	21,689,761

Diluted	21,917,570	22,005,663	22,295,946	21,995,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	For the Nine Months Ended
	July 4, 2010	June 28, 2009
Cash flows from operating activities
Net income	$4,545	$17,597
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,056	6,174
Claims resolution	—	640
Amortization of deferred costs	126	126
Deferred income tax (benefit)	(917)	(1,348)
Stock-based compensation	4,995	2,812
Other	134	314
Change in:
Accounts receivable, net	7,440	(19,614)
Inventory	(4,634)	(1,367)
Prepaids and other	1,888	2,120
Accounts payable and accrued expenses	(11,096)	1,461
Accrued salaries and related expenses	791	4,946
Deferred revenue	1,692	4,439
Income taxes	(11,477)	2,714
Other liabilities	1,162	(194)

Net cash provided by operating activities	1,705	20,820

Cash flows from investing activities
Acquisitions of property, equipment and software	(4,833)	(6,438)
Other	(194)	68

Net cash used in investing activities	(5,027)	(6,370)

Cash flows from financing activities
Stock repurchases	—	(1,498)
Payments on capital leases	(22)	(45)
Tax benefit of stock option exercises	400	179
Proceeds from exercise of stock options	1,499	245
Restricted shares reacquired in net share issuance	(212)	—
Proceeds from employee stock purchase plan purchases	269	251

Net cash provided by (used in) financing activities	1,934	(868)

Net increase (decrease) in cash and cash equivalents	(1,388)	13,582
Cash and cash equivalents, beginning of period	43,108	15,380

Cash and cash equivalents, end of period	$41,720	$28,962

Supplemental disclosure
Income taxes paid	$12,607	$7,353
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

						Total
	Common Stock	Common Stock	Additional Paid in		Retained	Stockholders’
	Number of Shares	Par Value	Capital	Treasury Stock	Earnings	Equity
Balance, October 1, 2009	22,965,952	$230	$227,288	$(19,923)	$111,983	$319,578
Net income	—	—	—	—	4,545	4,545
Shares issued upon exercise of stock options	157,642	1	1,498	—	—	1,499
Restricted stock units vested	75,555	1	(213)	—	—	(212)
ESPP	13,060	—	269	—	—	269
Stock-based compensation	—	—	4,035	—	—	4,035
Tax benefit on stock option exercises	—	—	400	—	—	400

Balance, July 4, 2010	23,212,209	$232	$233,277	$(19,923)	$116,528	$330,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
     1. TENDER OFFER AND SUBSEQUENT MERGER
          On June 30, 2010, Argon ST, Inc. (“Argon” or the “Company”), Vortex Merger Sub, Inc. (“Vortex”), a wholly owned subsidiary of The Boeing Company (“Boeing”) and Boeing entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Vortex commenced a cash tender offer (the “Offer”) at $34.50 per share for all of Argon’s outstanding shares of common stock. The tender offer commenced on July 8, 2010 and expired on August 4, 2010. On August 5, 2010, Vortex accepted all of the shares tendered, and Argon subsequently merged (the “Merger”) with Vortex on August 5, 2010, at which point Argon became a wholly owned subsidiary of Boeing.
           The accompanying unaudited financial statements do not include the effects of the Merger, nor do they include any adjustments associated with the purchase price allocation of the Merger.
     2. BASIS OF PRESENTATION
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the Security and Exchange Commission instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended July 4, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. Inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in Argon ST, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. Reclassifications are made to the prior year financial statements when appropriate, to conform to the current year presentation.
          Argon maintains a September 30 fiscal year-end for annual financial reporting purposes. Argon presents its interim periods ending on the Sunday closest to the end of the month for each quarter consistent with labor and billing cycles. As a result, each quarter of each year may contain more or less days than other quarters of the year. The quarterly periods ending July 4, 2010 and June 28, 2009 each contained 13 weeks. Management does not believe that this practice has a material effect on quarterly results or on the comparison of such results.
          Argon records contract revenues and costs of operations for interim reporting purposes based on annual targeted indirect rates. At year-end, the revenues and costs are adjusted for actual indirect rates. During the Company’s interim reporting periods, variances may accumulate between the actual indirect rates and the annual targeted rates due to necessarily uneven rates of spending throughout the year and from fluctuations in direct labor. When such amounts are believed to be recoverable, timing-related indirect spending variances are not applied to contract costs, research and development, and general and administrative expenses, but are included in unbilled receivables during these interim reporting periods. These rates are reviewed regularly, and the Company records adjustments for any material, permanent variances in the period they become determinable.
          Argon’s accounting policy for recording indirect rate variances requires management to forecast and determine whether or not variances accumulated during interim reporting periods will be absorbed by management actions to control costs during the remainder of the year. The Company considers the rate variance to be unfavorable when the actual indirect rates are greater than the Company’s annual targeted rates. During interim reporting periods, unfavorable rate variances are recorded as reductions to operating expenses and increases to unbilled receivables. To the extent such amounts are recoverable, favorable rate variances are recorded as increases to operating expenses and decreases to unbilled receivables.
          At July 4, 2010, the unfavorable rate variance totaled $7,176. During the three months ended July 4, 2010, management concluded that the entire rate variance for fiscal year 2010 was permanent. As a result, the entire rate variance, including the portion accumulated in the first and second quarters, has been charged to earnings in the third quarter. As of the end of the second fiscal quarter, management believed that bookings and forecasted direct labor for the remainder of the year, when coupled with management of indirect costs, would be such that the $5,481 million variance in existence at that time would be absorbed in the second half of fiscal 2010. During the third quarter, the Company experienced delays in bookings resulting in lower than anticipated contract activity and direct labor which outpaced management’s ability to reduce indirect spend. To the extent that the Company is not able to

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
achieve its target rates in the fourth quarter of fiscal 2010, incremental rate variances incurred in that quarter will be expensed as incurred.
          During the third quarter of fiscal 2010, management became aware of facts and circumstances leading it to change its estimated costs to complete the OG2 program. The resulting estimate anticipates a loss of $3,193 at the end of the subcontract with Sierra Nevada for the build of the ORBCOMM Generation Two Payload. Prior to the third quarter of fiscal year 2010, the Company had recorded approximately $3,207 of accumulated profit with respect to such project. As such, management recorded an adjustment in the third quarter of fiscal 2010 totaling $6,400 to reduce the profit recorded on the work and to recognize the anticipated future contract loss. The provision for the estimated loss on this contract is included in accounts payable and other accrued expenses on the accompanying consolidated balance sheet at July 4, 2010.
     3. EARNINGS PER SHARE
          Basic earnings per share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. The following summary is presented for the three and nine months ended July 4, 2010 and June 28, 2009:

	For the three months ended		For the nine months ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net income (loss)	$(4,778)	$6,592	$4,545	$17,597
Weighted average shares outstanding — basic	21,917,570	21,687,149	21,849,546	21,689,761

Basic earnings (loss) per share	$(0.22)	$0.30	$0.21	$0.81
Effect of dilutive securities:
Net shares issuable upon exercise of stock options and awards	—	318,514	446,400	306,090
Weighted average shares outstanding — diluted	21,917,570	22,005,663	22,295,946	21,995,851
Diluted earnings (loss) per share	$(0.22)	$0.30	$0.20	$0.80
          Stock options and awards that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS, because to do so would have been antidilutive, were 2,132,139 and 672,308 for the three and nine months ended July 4, 2010, respectively, and were 955,927 and 1,108,322 for the three and nine months ended June 28, 2009, respectively.
     4. STOCK-BASED COMPENSATION
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

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)

	For the three months ended		For the nine months ended
		June 28,	July 4,	June 28,
	July 4, 2010	2009	2010	2009
Cost of revenues	$1,315	$678	$3,580	$1,921
General and administrative expense	567	327	1420	891

Total pre-tax stock-based compensation included in income from operations	1,882	1,005	5,000	2,812
Income tax expense (benefit) recognized for stock-based compensation	(563)	(250)	(1,430)	(707)

Total stock-based compensation expense, net of tax	$1,319	$755	$3,570	$2,105

          As of July 4, 2010, there was $10,343 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. As a result of the change in control following completion of Boeing’s tender offer, all equity-based instruments were cancelled with compensation paid in lieu as though the instruments had fully vested on August 5, 2010.
Stock Option Activity
          The following table summarizes stock option activity for the nine months ended July 4, 2010. On July 2, 2010, the closing price of our common stock was $34.27.

			Weighted-Average
		Weighted-Average	Remaining	Aggregate Intrinsic
	Number of Shares	Exercise Price	Contractual Term	Value
Shares under option, September 30, 2009	1,675,872	$18.50
Options granted	155,500	21.23
Options exercised	(157,642)	9.51		$2,798
Options cancelled and expired	(22,870)	25.24

Shares under option, July 4, 2010	1,650,860	19.52	5.32	$24,348

Options vested at July 4, 2010	1,160,503	18.75	4.35	$18,011

As of July 4, 2010, options that are vested and expected to vest prior to expiration	1,642,610	$19.49	5.32	$24,274

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
Restricted Share Activity
          Restricted share awards are those shares issued to the Company’s Board of Directors, senior management and other employees. The following table summarizes restricted share award activity for the nine months ended July 4, 2010:

		Weighted-Average
		Grant Date Fair
	Number of Shares	Value
Unvested shares, September 30, 2009	425,663	$20.37
Award shares granted	152,250	21.18
Award shares vested	(77,555)	18.31
Award shares surrendered for taxes	(9,954)	18.31
Award shares forfeited	(11,125)	22.61

Unvested shares, July 4, 2010	481,279	$20.94

          The Company awarded a total of 40,000 shares to its ten non-employee board members on December 14, 2009. The stock will vest one year after the award date. The grant date market price of these awards was $21.09 per share and amortization of such fair value is included in General and Administrative expenses in the accompanying Condensed Consolidated Statements of Earnings.
          The Company awarded a total of 112,250 restricted shares to its executive, senior management and other employees during the nine months ended July 4, 2010. All awards vest on a graded five-year schedule. The weighted average grant date market value of these awards was $21.22 per share and the amortization of such fair value is included in Costs of Revenues and General and Administrative expenses in the accompanying Condensed Consolidated Statements of Earnings.
     5. ACCOUNTS RECEIVABLE
          Accounts receivable consist of the following as of:

	July 4 ,	September 30,
	2010	2009
Billed and billable	$39,059	$46,070
Unbilled costs and fees	63,671	64,779
Retainages	6,352	6,109
Reserve	—	(302)

Accounts receivable, net	$109,082	$116,656

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
     6. INVENTORY
          Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Inventories consist of the following at the dates shown below:

	July 4,	September 30,
	2010	2009
Raw Materials	$5,490	$3,212
Component parts, work in process	3,322	797
Finished component parts	2,134	2,303

	10,946	$6,313
Reserve	(291)	(291)

Inventory, net	$10,655	$6,021

     7. PROPERTY, EQUIPMENT AND SOFTWARE
          Property, equipment and software consist of the following as of:

	July 4,	September 30,
	2010	2009
Computer, machinery and test equipment	$37,434	$29,841
Leasehold improvements	13,662	12,238
Computer software	5,504	5,575
Furniture and fixtures	1,516	1,514
Equipment under capital lease	170	337
Construction in progress	6,694	11,813

	64,980	61,318
Less accumulated depreciation and amortization	(38,458)	(33,276)

	$26,522	$28,042

          As of July 4, 2010, the Company has capitalized $6,694 of construction in progress primarily consisting of $5,145 of costs incurred in connection with the construction of two assets to be used internally for test equipment, demonstration equipment and other purposes. Management is currently assessing the expected completion date of these assets.
     8. REVOLVING LINE OF CREDIT
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
          All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the product of 1.5 and the Company’s earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the trailing 12 months, calculated as of the end of each fiscal quarter. For the fiscal quarter ending July 4, 2010, EBITDA, on a trailing 12 month basis, was $24,352 and as such, the borrowing availability was $36,528. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of July 4, 2010, the Company was in compliance with these covenants and the financial ratio.
          On July 4, 2010, there were no borrowings outstanding against the line of credit. Letters of credit and debt consisting of capital lease obligations at July 4, 2010, amounted to $2,383, and $34,145 was available on the line of credit. Upon completion of the tender offer by Vortex, on August 5, 2010, the credit facility terminated.
     9. INCOME TAXES
          The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. state income tax matters for years through 2005, except for California and Michigan state returns which have a four year statute of limitations. The Company’s consolidated federal income tax return was examined through September 30, 2004, and all matters have been settled.
          With respect to income tax uncertainties, based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits on July 4, 2010, is not material to the results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits on July 4, 2010, if recognized, would not have a material impact on the effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the results of operations, financial condition or cash flows.
          During the third quarter of fiscal year 2010, the Company amended its 2006 tax return to take advantage of an extra-territorial income exclusion. Additionally, the Company intends to file an amendment to its 2007 through 2009 tax returns. As a result of its amended return, the Company recorded a $1,226 benefit in the third quarter of fiscal year 2010. The Company has recorded a $635 benefit associated with additional exclusions to be claimed for the 2007 through 2009 tax years.
          The Company’s accounting policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrued interest and penalties as of July 4, 2010.
     10. FAIR VALUE OF FINANCIAL INSTRUMENTS
          Our financial instruments include cash and cash equivalents and SARs. We do not have any significant non-financial assets and liabilities measured at fair value on July 4, 2010. The valuation techniques required by the Financial Accounting Standards Board Accounting Standard Codification (“FASB ASC”) Topic 820, Fair Value Measurements and Disclosures, are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:
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
          Our SAR liabilities are valued using Level Two inputs as the valuation is based on a model-derived valuation. The related liability at July 4, 2010 was $1,281.

ARGON ST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(In thousands, except share and per share amounts)
     11. COMMITMENTS AND CONTINGENCIES
          On July 2, 2010, Deidre Noelle Sullivan, alleging herself to be a stockholder of Argon, filed a purported stockholder class action complaint in the United States District Court for the Eastern District of Virginia, captioned Sullivan v. Argon ST, Inc., et al. (the “Sullivan Complaint”), in connection with the Offer and the Merger. The complaint names as defendants Argon and the members of Argon’s board of directors. The suit alleges that the members of Argon’s board of directors breached their fiduciary duties to Argon’s shareholders in connection with the sale of Argon and that Argon aided and abetted the breach of fiduciary duty. The suit sought equitable relief, including an injunction against the Offer and the Merger and also sought the costs of the action, including attorneys’ fees, experts’ fees and other costs. On July 12, 2010, the plaintiff filed an amended complaint (the “Amended Complaint”). The Amended Complaint (i) added Vortex and Boeing as defendants, (ii) added allegations that the Schedule 14D-9 filed by Argon with the SEC in connection with the Offer and the Merger contained materially misleading statements and omitted material information and (iii) alleged that Vortex and Boeing aided and abetted the alleged breach of fiduciary duty. On July 12, 2010, the plaintiff also filed a motion seeking to expedite discovery in anticipation of a forthcoming motion for a preliminary injunction to enjoin the defendants from proceeding with, consummating or otherwise giving effect to the Offer and the Merger. On July 19, 2010, the plaintiff filed a corrected amended complaint removing certain allegations from the previous pleading (the “Corrected Amended Complaint”). On July 20, 2010, the defendants filed motions to dismiss the Sullivan Complaint and oppositions to the plaintiff’s motion for expedited discovery. On July 23, 2010, the United States District Court for the Eastern District of Virginia denied the plaintiff’s motion for expedited discovery at a hearing held to consider only that motion. On August 4, 2010, the plaintiff voluntarily dismissed the Corrected Amended Complaint without prejudice.
          The Company is subject to litigation from time to time, in the ordinary course of business including, but not limited to, allegations of wrongful termination or discrimination. The Company believes the outcome of such matters will not have a material adverse effect on our results of operations, financial position or cash flows.
     12. RELATED PARTY TRANSACTIONS
          On September 30, 2009, in the ordinary course of the Company’s business operations, the Company was awarded a $475 contract to develop a technology related to global positioning for Strata Products Worldwide, LLC (“Strata”). Strata designs and manufactures emergency refuge chambers and innovative underground mining roof support products and provides mine construction services to underground mining operations. S. Kent Rockwell, a member of our Board of Directors, owns a significant amount of the voting interests of Strata. The Company’s expected profit on the program is consistent with similar business arrangements that the Company maintains with its other customers. As of July 4, 2010, the Company has recognized $464 in revenue related to the work awarded under this contract.
     13. SUBSEQUENT EVENTS
          The Company evaluated all events or transactions that occurred after July 4, 2010 up through the issuance of these financial statements. During this period the Company did not have any significant subsequent events, other than those related to the Offer and the Merger.
     14. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
          In October 2009, the FASB revised the accounting guidance for multi-deliverable software arrangements. The revision provides an exclusion from software revenue recognition rules for tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The revision is effective prospectively for revenue arrangements entered into or materially modified in our fiscal year beginning October 1, 2010. Early adoption is permitted. The Company does not believe the adoption will have a material impact on its consolidated financial position, results of operations, or cash flows.

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
Forward-looking Statements
          Statements in this filing which are not historical facts are forward-looking statements under the provision of the Private Securities Litigation Reform Act of 1995. These statements may contain words such as “expects”, “could”, “believes”, “estimates”, “intends”, “may”, “envisions”, “targets” or other similar words. Forward-looking statements are not guarantees of future performance and are based upon numerous assumptions about future conditions that could prove not to be accurate. Forward-looking statements are subject to numerous risks and uncertainties, and our actual results could differ materially as a result of such risks and other factors. In addition to those risks and uncertainties specifically mentioned in this report and in the other reports filed by the Company with the Securities and Exchange Commission (including our Form 10-K for the fiscal year ended September 30, 2009), such risks and uncertainties include, but are not limited to: the availability of U.S. and international government and commercial funding for our products and services, including total estimated remaining contract values and the U.S. government’s procurement activities related thereto; changes in the U.S. federal government procurement laws, regulations, policies and budgets (including changes to respond to budgetary constraints and cost-cutting initiatives as well as changes increasing internal costs for monitoring, audit and reporting activity); changes in appropriations types and amounts due to the expenditures priorities in Washington; the future impact of the Merger and our ability to realize anticipated synergies related to the Merger; the government’s ability to hire and retain contracting personnel; the number and type of contracts and task orders awarded to us; the exercise by the U.S. government of options to extend our contracts; our ability to retain contracts during any rebidding process; decisions by government agencies on the methods of seeking contractor support; the timing of Congressional funding on our contracts; any delay or termination of our contracts and programs; difficulties in developing and producing operationally advanced technology systems; our ability to secure business with government prime contractors; our ability to maintain adequate and unbroken supplier performance; the timing and customer acceptance of contract deliverables; our ability to attract and retain qualified personnel, including technical personnel and personnel with required security clearances; charges from any future impairment reviews; the competitive environment for defense and intelligence information technology products and services; the ability, because of the global economy and issues in the banking industry, to secure financing when and if needed; the financial health and business plans of our commercial customers; general economic, business and political conditions domestically and internationally; and other factors affecting our business that are beyond our control. All of the forward-looking statements should be considered in light of these factors. You should not put undue reliance on any forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect new information, future events or otherwise.
Tender Offer and Merger
          On June 30, 2010, the Company entered into the Merger Agreement, as further described in note 1 above to the Company’s condensed consolidated financial statements. The Merger Agreement was filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2010. The description of the Merger Agreement in note 1 above is qualified in its entirety by reference to the full text of the Merger Agreement.
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
          As a result of shifts in governmental budgets and priorities over the last two years, we have continually reviewed our technology and capability offerings. We continue to believe that the U.S. government will retain prioritization of and focus on C5ISR spending as sources of threat have increased in both quantity and complexity. However, during fiscal year 2009 and in 2010, we have experienced delays in the government procurement and contract administration cycles, which has resulted in lower than anticipated bookings.
          While we continue to see opportunities across a broad spectrum of our technology and capability offerings, including international opportunities, our operating results have been negatively impacted by both our revenue performance as well as our indirect rate variances. Impacts from booking delays, coupled with the additional costs associated with the pursuit of strategic alternatives and a change in estimate on our OG2 program, resulted in a loss for the third quarter of fiscal 2010.
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
          Time and material contracts are based on hours worked, multiplied by pre-negotiated labor rates, plus other costs incurred, allocated and approved.
          The following table represents our revenue concentration by contract type for the three and nine months ended July 4, 2010 and June 28, 2009:

	Three Months Ended		Nine Months Ended
Contract Type	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Fixed-price contracts	43%	52%	51%	53%

Cost reimbursable contracts	54%	42%	46%	41%

Time and material contracts	3%	6%	3%	6%

          Our primary business model is to capture the full life cycle of a system beginning with concept development and progressing through development, production and end of cycle support and logistics. Additional cycles developing and producing next generation systems are sought to provide multi-year and multi-decade opportunities. Early cycle programs are typically cost-type contracts carrying lower margins while production cycle programs are typically fixed-price type contracts carrying higher margins. End of cycle programs can be of a variety of contract types. Through our business model, we optimize the long-term growth of the company by leveraging long-term relationships into multiple cycles each carrying higher margin production cycles. As such, much of our current production work has been derived from programs for which we have performed the initial development work. With the current higher cost-type contract mix, we are continuing to lay the groundwork for future low-rate and high-rate production orders and future generation development and production cycles. Cost-reimbursable mix has increased as a percentage of total revenue over the past few years, primarily as a result of our continued work on certain large and long-run development programs, including Ships Signal Exploitation Equipment (“SSEE”) Increment F, Operational Test-Tactical Engagement System (“OT-TES”) and Common Range Integrated Instrumentation System (“CRIIS”), and the mix of contracts acquired in recent business combinations. In all three of these programs we have either completed or are near completion of the test and integration phases. We believe we will receive production orders during the coming fiscal years. These production orders could cause a significant impact to our mix of contract types and may result in larger percentages of more desirable and potentially higher margin fixed price work although the capture of new development work generally on cost-type contracts may keep our mix closer to current levels and provide opportunity for future production contracts. Further, the ORBCOMM Generation Two Payload (“OG2”) development program, a fixed price contract, entered the final testing phases in late 2009 and early 2010 which caused a decrease in fixed price work in fiscal 2010. During these final testing phases, the level of effort of both labor and materials are much less than the large level of efforts needed during the development work which continued in the first quarter of fiscal year 2009. Additionally, due to the transition of our final lots of the SSEE Increment E program to the initial production of the SSEE increment F lots, we have experienced less fixed price work associated with SSEE program as a whole in fiscal 2010.

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
Our backlog at the dates shown was as follows (in thousands):

	July 4,	September 30,
	2010	2009
Funded	$151,882	$137,947
Unfunded	84,037	95,413

Total	$235,919	$233,360

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
Research and Development
          We conduct internally funded research and development into complex signal processing, system and software architectures, and other technologies that are important to continued advancement of our systems and are of interest to our current and prospective customers. The variance from year to year in internal research and development is caused by the status of our product cycles and the level of complementary U.S. government funded research and development. For the three and nine months ended July 4, 2010, internally funded research and development expenditures were $2.7 million and $8.0 million, respectively, representing approximately 4% of revenues in both periods. For the three and nine months ended June 28, 2009, internally funded research and development expenditures were $2.3 million and $6.5 million, respectively, representing approximately 3% and 2% of revenues in each period, respectively.
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
          Our accounting policy for recording indirect rate variances requires management to forecast and determine whether or not variances accumulated during interim reporting periods will be absorbed by management actions to control costs during the remainder of the year. We consider the rate variance to be unfavorable when the actual indirect rates are greater than our annual targeted rates. During interim reporting periods, unfavorable rate variances are recorded as reductions to operating expenses and increases to unbilled receivables. Favorable rate variances are recorded as increases to operating expenses and decreases to unbilled receivables.
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
     At July 4, 2010, the unfavorable rate variance totaled $7.2 million. During the three months ended July 4, 2010, management concluded that the entire rate variance for fiscal year 2010 was permanent. As a result, the entire rate variance, including the portion accumulated in the first and second quarters, has been charged to earnings in the third quarter. As of the end of the second fiscal quarter, management believed that bookings and forecasted direct labor for the remainder of the year, when coupled with management of indirect costs, would be such that the $5.5 million variance in existence at that time would be absorbed in the second half of fiscal 2010. During the third quarter, the Company experienced delays in bookings resulting in lower than anticipated contract activity and direct labor which outpaced management’s ability to reduce indirect spend. To the extent that the Company is not able to achieve its target rates in the fourth quarter of fiscal 2010, incremental rate variances incurred in that quarter will be expensed as incurred.

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

Historical Operating Results
Three months ended July 4, 2010 compared to three months ended June 28, 2009
     The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the three months ended July 4, 2010, and June 28, 2009 (in thousands):

	Three months ended
			Amount of	%
	July 4,	June 28,	increase	increase
	2010	2009	(decrease)	(decrease)
Contract revenues	$64,130	$91,005	( $26,875)	-30%
Cost of revenues	61,747	72,732	(10,985)	-15%
General and administrative expenses	9,597	6,400	3,197	50%
Research and development expenses	2,680	2,341	339	14%
Interest income, net	20	5	15	300%
Provision for income taxes	(5,096)	2,945	(8,041)	-273%
Net income (loss)	($4,778)	$6,592	( $11,370)	-172%
Revenues
          Revenues decreased approximately $26.9 million or 30% for the three months ended July 4, 2010, as compared to the three months ended June 28, 2009. In the third quarter of fiscal 2010, we continued to experience delays in our bookings as we work to replenish beginning of year backlog levels. The timing of these bookings has impacted our year over year revenue metrics. The decline in these year over year revenue metrics was driven by three key areas: the development and production of ORBCOMM Generation Two payload (“OG2”), our SSEE program, and the undersea technology offerings.
          The OG2 program was a significant contribution to fiscal 2009 revenue. We continued the development and production of the satellite payloads during the first half of fiscal 2009, which required substantial levels of effort. Entering fiscal 2010, the OG2 program was in its test and integration phases, and we expect to begin delivery of the final payloads in the second half of fiscal 2010, and early fiscal year 2011. The final test, integration and delivery stages have a lower level of effort than the development and production phases. As a result, revenue for the OG2 program decreased approximately $10.9 million in the third quarter of fiscal 2010 as compared to the same quarter in fiscal 2009.
          Throughout 2009, we continued to transition from the SSEE Increment E program to the SSEE Increment F program. During fiscal 2009, including the third quarter, we worked aggressively on the final stages of development and began the integration and test phases of SSEE Increment F. At the end of fiscal year 2009, we were completing work on the final production lot of Increment E and were in the final test and integration phases of the development work for Increment F. While the booking of the initial lot of the SSEE Increment F program in the second quarter of fiscal 2010 has resulted in a significant amount of work performed during the third quarter, the combined aspects of this transition resulted in a $3.2 million decrease in revenue in the quarterly year over year metrics. We anticipate an aggressive work schedule on the initial production lots of SSEE Increment F in the remainder of fiscal 2010 as well as 2011.

          In the undersea technology offerings, we experienced an $8.9 million decrease in revenue in the third quarters of fiscal 2010 as compared to fiscal 2009. While we maintained a strong revenue stream on backlog on our ISCRS technology, including international opportunities, we have seen a decline on contract backlog and resulting work on other undersea signal detection and finding offerings.
          There were other revenue decreases of $3.9 million in the third quarter of fiscal 2010 as compared to fiscal 2009 due to timing and lower backlog across many other programs.
Cost of Revenues
          Cost of revenues decreased approximately $11.0 million or 15% for the three months ended July 4, 2010, as compared to the three months ended June 28, 2009. The decrease was primarily due to decreased contract activity and decreased revenue as described above. As a result of the decreased contract activity, direct materials costs, including subcontract costs, decreased $8.4 million consistent with lower material costs in the undersea technology offerings and lower subcontractor costs with the OG2 contract, among others. All other direct costs and direct labor decreased approximately $3.9 million. These decreases were partially offset by an increase in indirect costs of $1.3 million driven by depreciation charges from increased investment over the past several years as well as a $0.5 million increase in stock-based compensation driven by the impact of our increased stock price on our liability based instruments.
          Additionally, in the third fiscal quarter of fiscal 2010, management became aware of facts and circumstances leading it to change its estimated costs to complete the OG2 program. The resulting estimate anticipates a loss of $3.2 million at the end of the OG2 program. Prior to the third quarter of fiscal year 2010, the Company had recorded approximately $3.2 million of accumulated profit on the program, resulting in a $6.4 million loss in the third fiscal quarter.
          As a result of the OG2 program change in estimate and the increased stock-based compensation, cost of revenues as a percentage of total revenue was 96% for the three months ended July 4, 2010 and 80% for the three months ended June 28, 2009.
General and Administrative Expenses
          General and administrative expenses increased approximately $3.2 million or 50% for the three months ended July 4, 2010, as compared to the three months ended June 28, 2009. At interim periods, we typically record our general and administrative costs at targeted annual rates. However, during the third fiscal quarter of 2010, the Company determined that the entire rate variance, including the portion allocable to general and administrative expenses would not be absorbed due to lower than anticipated contract activity needed to absorb the level of generally fixed cost general and administrative expenses. As a result, the portion of general administrative costs associated with rate variance increased $2.4 million as compared to the third quarter of fiscal year 2009. Additionally, the bid and proposal costs increased $0.3 million in the third quarter of fiscal 2010 as compared to the same quarter of the prior year as the Company invested resources to replenish its backlog levels. The stock-based compensation attributable to general and administrative expenses increased $0.2 million in the third quarter of fiscal 2010 as compared to the same quarter of the prior year driven by the impact of our increased stock price on our liability based instruments. As a result, general and administrative costs were 15% of revenue for the three months ended July 4, 2010 compared to 7% for the three months ended June 28, 2009.
Research and Development Expenses
          Research and development expenses increased approximately $0.3 million or 14% for the three months ended July 4, 2010, as compared to the three months ended June 28, 2009, due to the timing of specific planned research and development projects. Research and development expenditures represented 4% and 3% of our consolidated revenues for the three months ended July 4, 2010 and June 28, 2009, respectively. We expect that research and development expenditures will continue to represent approximately 3% to 4% of our consolidated revenue in future periods.

Provision for Income Taxes
          The provision for income tax decreased approximately $8.0 million for the three months ended July 4, 2010, as compared to the three months ended June 28, 2009. In the third quarter of fiscal year 2010, the Company recorded a $1.8 million benefit related to amending, or intending to amend its prior year tax returns. Exclusive of this one-time adjustment, the effective rate would have been 32.7% for the third fiscal quarter of fiscal 2010 as compared to 30.9% for the third fiscal quarter of 2009. The fiscal 2009 effective rate was reduced by a $0.4 million one-time reduction of a reserve on uncertain tax positions as a statute of limitations expired.
Net Income
          As a result of the above, net income decreased approximately $11.4 million for the three months ended July 4, 2010, compared to the three months ended June 28, 2009.
Nine months ended July 4, 2010 compared to nine months ended June 28, 2009:
          The following table sets forth certain items, including consolidated revenues, cost of revenues, general and administrative expenses, income tax expense and net income, and the changes in these items for the nine months ended July 4, 2010 and June 28, 2009 (in thousands):

	Nine months ended
			Amount of	%
	July 4,	June 28,	increase	increase
	2010	2009	(decrease)	(decrease)
Contract revenues	$214,660	$270,603	$(55,943)	-21%
Cost of revenues	183,213	219,274	(36,061)	-16%
General and administrative expenses	18,356	18,316	40	0%
Research and development expenses	7,959	6,478	1,481	23%
Interest income, net	27	(21)	48	-229%
Provision for income taxes	613	8,917	(8,304)	-93%
Net income	4,545	17,597	(13,052)	-74%
Revenues
          Revenues decreased approximately $55.9 million or 21% for the nine months ended July 4, 2010, as compared to the nine months ended June 28, 2009. We entered fiscal 2010 with a lower backlog than fiscal 2009, which began with record backlog numbers. As a result, the work performed on beginning backlog during fiscal 2009 outpaced the work performed on beginning backlog during the first nine months of fiscal 2010. Further, the timing of bookings has impacted our year over year revenue metrics. The decline in these year over year revenue metrics was driven by four key areas: our SSEE program, OG2, our undersea technology offerings, and other intelligence surveillance technologies.
          Throughout 2009, we continued to transition from the SSEE Increment E program to the SSEE Increment F program. During fiscal 2009, we worked aggressively on the final stages of development and began the integration and test phases of SSEE Increment F. At the end of fiscal year 2009, we were completing work on the final production lot of Increment E and were in the final test and integration phases of the development work for Increment F. While the booking of the initial lot of the SSEE Increment F program has resulted in a significant amount of work performed during the nine months of fiscal 2010, the combined aspects of this transition resulted in an $16.4 million decrease in revenue in the year over year metrics. We anticipate an aggressive work schedule on the initial production lots of SSEE Increment F in the remainder of fiscal 2010 as well as 2011.

          Likewise, the OG2 program was a significant contribution to fiscal 2009 revenue. We continued the development and production of the satellite payloads during the first half of fiscal 2009, which required substantial levels of effort. Entering fiscal 2010, the OG2 program was in its test and integration phases, and we expect to begin delivery of the final payloads later in fiscal 2010 and in the early parts of fiscal 2011. The final test, integration and delivery stages have a lower level of effort than the development and production phases. As a result, revenue for the OG2 program decreased approximately $16.9 million in the first nine months of fiscal 2010 as compared to 2009.
          In the undersea technology offerings, we experienced a $7.8 million decrease in revenue in the first three quarters of fiscal 2010 as compared to fiscal 2009. While we maintained a strong revenue stream on backlog on our Integrated Submarine Communications Receiving System (“ISCRS”) technology, including international opportunities, we have seen a decline on contract backlog and resulting work on other undersea signal detection and finding offerings.
          Other intelligence surveillance technologies revenue declined $9.9 million due to two main contracts that matured in 2010, but were significant 2009 revenue contributors.
          There were other revenue decreases of $5.5 million in the first nine months of the fiscal 2010 compared to fiscal 2009 due to timing and lower backlog across many other programs.
Cost of Revenues
          Cost of revenues decreased approximately $36.1 million or 16% for the nine months ended July 4, 2010 as compared to the nine months ended June 28, 2009. The decrease was primarily due to decreased contract activity and decreased revenue as described above. As a result of the decreased contract activity, direct materials costs, including subcontract costs, decreased $32.2 million consistent with lower material costs in the undersea technology offerings, our SSEE program and lower subcontractor costs with the OG2 contract, among others. All other direct costs and direct labor decreased approximately $5.4 million. Additionally, stock-based compensation increased $1.3 million in the first nine months of fiscal 2010 as compared to the same period of 2009 driven by increases in our stock price and its impact on our liability based equity instruments. All other indirect costs decreased $2.8 million driven by a decrease in our incentive compensation.
          In the third fiscal quarter of fiscal 2010, management became aware of facts and circumstances leading it to believe it would incur a loss of $3.2 million at the end of the OG2 program. Prior to the fiscal year 2010, the Company had recorded approximately $2.6 million, resulting in a $5.8 million loss in the first nine months of fiscal 2010.
          As a result of the OG2 program change in estimate and the increased stock-based compensation, cost of revenues as a percentage of total revenue was 85% for the nine months ended July 4, 2010 and 81% for the nine months ended June 28, 2009.
General and Administrative Expenses
          General and administrative expenses remained flat for the first nine months of fiscal 2010 as compared to the same period of fiscal 2009. We invested an additional $1.3 million in bid and proposal costs in the first nine months of fiscal 2010 as compared to the same period of fiscal 2009, and we experienced an increase of $0.5 million in our stock-based compensation primarily attributable to increases in stock prices and its impact on our liability-based equity instruments. However, other general and administrative costs decreased driven by a decrease in legal fees as compared to 2009. Legal fees were elevated in 2009 as a result of our defense of claims. As a percentage of revenue, general and administrative costs have increased to 9% of revenue for the nine months ended July 4, 2010 as compared to 7% of revenue for the nine months ended June 28, 2009, primarily driven by lower revenue volume in the first nine months of fiscal 2010 as compared to the same period of 2009.

Research and Development Expenses
          Research and development expenses increased approximately $1.5 million or 23% for the nine months ended July 4, 2010, as compared to the nine months ended June 28, 2009 due to the timing of specific planned research and development projects. Research and development expenditures represented 4% and 2% of our consolidated revenues for the nine months ended July 4, 2010 and June 28, 2009, respectively. We expect that research and development expenditures will continue to represent approximately 2% to 4% of our consolidated revenue in future periods.
Provision for Income Taxes
          The provision for income taxes decreased approximately $8.3 million for the nine months ended July 4, 2010, as compared to the nine months ended June 28, 2009. In the third quarter of fiscal year 2010, the Company recorded a $1.8 million benefit related to amending, or intending to amend its prior year tax returns. Exclusive of this one-time adjustment, the effective rate would have been 48.0% for the nine months ended July 4, 2010 as compared to 33.6% for the first nine months of 2009. Our fiscal year 2010 effective rate has been negatively impacted by the fixed nature of our permanent differences on a low pre-tax income. Specifically, we experienced a 10.5% increase to our effective rate in fiscal year 2010 as a result of a return to provision adjustment in the third quarter of fiscal 2010. Additionally, the fiscal 2009 effective rate was reduced by a $0.4 million one-time reduction of a reserve on uncertain tax positions as a statute of limitations expired
Net Income
          As a result of the above, net income decreased approximately $13.1 million, or 74%, for the nine months ended July 4, 2010 compared to the nine months ended June 28, 2009.
Analysis of Liquidity and Capital Resources
          Our liquidity requirements relate primarily to the funding of working capital requirements supporting operations, capital expenditures and strategic initiatives including potential future acquisitions and research and development activities.
          Cash
          At July 4, 2010, we had cash of $41.7 million compared to cash of $43.1 million at September 30, 2009. The $1.4 million decrease in cash during the year was primarily the result of $5.0 million of cash paid for acquisitions of property, equipment, software and intangibles, partly offset by $1.7 million of cash provided by operating activities as well as $1.9 million of cash provided by financing activities.
          Cash Flows
          Net cash provided by operating activities for the nine months ended July 4, 2010 was $1.7 million compared to $20.8 million provided by operating activities for the nine months ended June 28, 2009. Cash provided by operating activities in the nine months ended July 4, 2010 was primarily comprised of $15.9 million of net income as adjusted for non-cash reconciling items including depreciation and amortization, changes in deferred income taxes, and stock-based compensation. Net income, as adjusted for non-cash reconciling items was reduced by $14.2 million as a result of changes in operating assets and liabilities. This change was mainly driven by a $11.1 million decrease in accounts payable and a $11.5 million increase in income taxes receivable, offset by $7.4 million of cash generation from decreases in our accounts receivable. These changes were further offset by a $1.0 million increase in other operating assets and liabilities.
          Our cash from operations is highly dependent on the balance of our billed and unbilled receivables, along with deferred revenue. As discussed in more detail below under “Contractual Billing Provisions”, the timing of contractual milestone billing terms has a significant impact on our unbilled receivable balances. We use days sales outstanding (“DSO”) as a measure to assess the impact of milestone billings on our cash balances. We calculate DSO using the trailing twelve months of revenue. As of July 4, 2010, our DSO was 179 days as compared to 116 days at September 30, 2009. While our receivable balances were lower at July 4, 2010 as compared to September 30, 2009, our trailing twelve months revenue was significantly lower. Our DSO measure continues to be impacted by the level of receivables on a certain program. Exclusive of this one program, our DSO was 145 days and 97 days at July 4, 2010 and September 30, 2009, respectively.
          Net cash used in investing activities for the nine months ended July 4, 2010 was $5.0 million compared to $6.4 million for the nine months ended June 28, 2009. Investing activities included $4.8 million and $6.4 million of cash used to purchase property and equipment during the first nine months of fiscal 2010 and 2009, respectively. We expect to make additional investments in property and equipment as we upgrade and replace older equipment, as our employee base increases and as we invest in advanced C5ISR technology assets.
          Net cash provided by financing activities for the nine months ended July 4, 2010 was $1.9 million compared to $0.9 million of cash used in financing activities for the nine months ended June 28, 2009. In fiscal year 2010, approximately $1.9 million of cash was generated from stock option exercises and related tax benefits compared to $0.4 million for the nine months ended June 28, 2009.
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
          All borrowings under the line of credit are collateralized by all tangible assets of the Company. The line of credit agreement includes customary restrictions regarding additional indebtedness, business operations, permitted acquisitions, liens, guarantees, transfers and sales of assets, and maintaining the Company’s primary accounts with the Lender. Borrowing availability under the line of credit is equal to the product of 1.5 and the Company’s earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the trailing 12 months, calculated as of the end of each fiscal quarter. For the fiscal quarter ending July 4, 2010, EBITDA, on a trailing 12 month basis, was $24.4 million. The agreement requires the Company to comply with a specific EBITDA to Funded Debt ratio, and contains customary events of default, including the failure to make timely payments and the failure to satisfy covenants, which would permit the Lender to accelerate repayment of borrowings under the agreement if not cured within the applicable grace period. As of July 4, 2010, the Company was in compliance with these covenants and the financial ratio.
          In addition to the terms of the line of credit, the credit facility includes a guidance line facility, which provides the option to expand the total borrowing capacity to $60.0 million. While the credit facility still requires the Lender’s final approval of a request to borrow an additional $20 million, this provision provides an expeditious medium for expanded borrowing capacity.
          At July 4, 2010, there were no borrowings outstanding against the line of credit. Letters of credit and debt consisting of capital lease obligations at July 4, 2010 amounted to $2.4 million, and $34.1 million was available on the line of credit. The credit facility terminated upon completion of the Offer on August 5, 2010.
          Contractual Billing Provisions
          Many of our fixed-price contracts contain provisions under which our customers are required to make payments when we achieve certain milestones. In many instances, these milestone payments occur after we have incurred the associated costs to which the payments will be applied. For example, under some of our contracts providing certain deliverables constitutes a milestone for which we receive a significant payment near the end of the contract, but we incur costs to complete the deliverables ratably over the life of the contract. After considering any significant risks associated with achieving the specific milestone, we recognize revenue as costs are incurred and revenue recognition criteria are met, with a corresponding increase in unbilled receivables.
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
Contractual Obligations and Commitments
     As of July 4, 2010, our contractual cash obligations were as follows (in thousands):

		Due in 1	Due in 2	Due in 3	Due in 4	Due in 5
	Total	year	years	years	years	years	Thereafter
Capital leases	$20	$20	—	—	—	—	—
Operating leases	33,160	7,641	7,383	7,165	6,780	4,191	—

Total	$33,180	$7,661	$7,383	$7,165	$6,780	$4,191	—

          As of July 4, 2010, our other commercial commitments were as follows:

(in thousands)	Total	Less Than 1 Year	1-3 Years
Letters of credit	$2,365	$1,612	$753
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
          Interest Rates
          Our line of credit financing provides available borrowing to us at a variable interest rate tied to the LIBOR rate. There were no outstanding borrowings under this line of credit at July 4, 2010. Accordingly, we do not believe that any movement in interest rates would have a material impact on future earnings or cash flows. In the event that we borrow on our line of credit in future periods, we will be subject to the risks associated with fluctuating interest rates.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          See note 11 above to the Company’s condensed consolidated financial statements for a description of litigation brought (and subsequently dismissed) in connection with the Offer and the Merger.
          We are subject to litigation from time to time, in the ordinary course of business including, but not limited to, allegations of wrongful termination or discrimination.
ITEM 1A. RISK FACTORS
          There were no material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended September 30, 2009, filed on December 4, 2009, except to the extent related to the Offer, the Merger and the fact that upon completion of the Offer and the Merger, the Company is no longer a publicly traded company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
          None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of June 30, 2010, among The Boeing Company, Vortex Merger Sub, Inc. and Argon ST, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed June 30, 2010)

2.2	Tender and Voting Agreement, dated as of June 30, 2010, by and among The Boeing Company, Vortex Merger Sub, Inc. and Terry L. Collins (and certain affiliates) (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, filed June 30, 2010)

2.3	Tender and Voting Agreement, dated as of June 30, 2010, by and among The Boeing Company, Vortex Merger Sub, Inc. and Victor F. Sellier (and certain affiliates) (incorporated by reference to Exhibit (e)(3) of the Company’s Schedule 14D-9, filed July 8, 2010)

2.4	Tender and Voting Agreement, dated as of June 30, 2010, by and among The Boeing Company, Vortex Merger Sub, Inc. and Thomas E. Murdock (and certain affiliates) (incorporated by reference to Exhibit (e)(4) of the Company’s Schedule 14D-9, filed July 8, 2010)

3.1	Amended and Restated Certificate of Incorporation of Argon ST, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed August 5, 2010)

3.2	Amended and Restated By-Laws of Argon ST, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed August 5, 2010)

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act

32.1**	Certification pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act and Section 1350 of Chapter 63 of Title 8 of the United States Code

*	Filed herewith

**	Furnished herewith

SIGNATURES
           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGON ST, INC. (Registrant)
By:	/s/ Terry L. Collins
Terry L. Collins, Ph.D.
President and Chief Executive Officer

By:	/s/ Aaron N. Daniels
Aaron N. Daniels
Chief Financial Officer

Date: August 12, 2010